Form 10-Q
period 2016-09-30
BLACKLINE, INC.
filed 2016-12-12
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-37924

BlackLine, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-3354276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21300 Victory Boulevard, 12th Floor

Woodland Hills, CA 91367

(818) 223-9008

(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 The number of shares of the registrant’s common stock outstanding as of November 30, 2016 was 51,268,844.

BlackLine Inc

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as  “may,” “will,” “should,” “could,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainties.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

Throughout this document “Silver Lake Sumeru” refers to either or both of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati collectively as our Principal Stockholders.

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and par values)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$15,205
Accounts receivable, net	36,761	24,235
Deferred sales commissions	7,229	6,246
Prepaid expenses and other current assets	4,456	2,801
Total current assets	68,032	48,487
Capitalized software development costs, net	4,113	2,967
Property and equipment, net	11,857	12,419
Intangible assets, net	57,434	56,828
Goodwill	185,052	163,154
Other assets	4,747	2,895
Total assets	$331,235	$286,750
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,456	$4,648
Accrued expenses and other current liabilities	17,485	15,012
Deferred revenue	69,774	52,750
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	97,723	74,418
Term loan, net	64,836	28,267
Common stock warrant liability	5,200	5,500
Contingent consideration	3,137	2,859
Deferred tax liabilities	3,874	5,907
Other long-term liabilities	3,917	3,631
Total liabilities	178,687	120,582
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized,
41,316,829 issued and outstanding as of September 30, 2016 and
40,720,327 issued and 40,673,327 outstanding as
of December 31, 2015	413	407
Treasury stock, 0 shares and 47,000 shares at cost at
September 30, 2016 and December 31, 2015, respectively	—	(254)
Additional paid-in capital	223,805	214,171
Accumulated deficit	(71,670)	(48,156)
Total stockholders' equity	152,548	166,168
Total liabilities and stockholders' equity	$331,235	$286,750

The accompanying notes are an integral part of these condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Subscription and support	$30,853	$20,786	$83,830	$56,666
Professional services	1,343	875	3,953	2,467
Total revenues	32,196	21,661	87,783	59,133
Cost of revenues
Subscription and support	6,440	5,119	18,515	14,220
Professional services	1,101	824	3,029	2,162
Total cost of revenues	7,541	5,943	21,544	16,382
Gross profit	24,655	15,718	66,239	42,751
Operating expenses
Sales and marketing	19,037	14,740	56,279	39,694
Research and development	5,087	4,904	15,552	12,938
General and administrative	7,698	5,916	19,633	14,968
Total operating expenses	31,822	25,560	91,464	67,600
Loss from operations	(7,167)	(9,842)	(25,225)	(24,849)
Other expense
Interest expense, net	(1,294)	(822)	(3,134)	(2,466)
Change in fair value of the common stock warrant liability	—	80	300	(170)
Other expense, net	(1,294)	(742)	(2,834)	(2,636)
Loss before income taxes	(8,461)	(10,584)	(28,059)	(27,485)
Benefit from income taxes	(1,842)	(3,849)	(4,564)	(9,958)
Net loss	$(6,619)	$(6,735)	$(23,495)	$(17,527)
Net loss per share, basic and diluted	$(0.16)	$(0.17)	$(0.58)	$(0.43)
Weighted average common shares outstanding, basic and diluted	40,824,314	40,655,741	40,746,481	40,550,742

The accompanying notes are an integral part of these condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock			Additional
	Shares Outstanding	Amount	Treasury Stock, at cost	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	40,673,327	$407	$(254)	$214,171	$(48,156)	$166,168
Stock option exercises	451,315	4	—	2,192	—	2,196
Common Stock Issuance	192,187	2		3,073		3,075
Retirement of treasury stock	—	—	254	(235)	(19)	—
Stock-based compensation	—	—	—	4,604	—	4,604
Net Loss	—	—	—	—	(23,495)	(23,495)
Balance at September 30, 2016	41,316,829	$413	$—	$223,805	$(71,670)	$152,548

The accompanying notes are an integral part of these condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,495)	$(17,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,690	10,630
Accretion of debt discount and paid in kind interest	2,083	2,008
Change in fair value of common stock warrant liability	(300)	170
Change in fair value of contingent consideration	278	39
Stock-based compensation	4,534	3,870
Deferred income taxes	(4,820)	(10,018)
Changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable	(9,933)	(6,939)
Deferred sales commissions	(983)	(2,560)
Prepaid expenses and other current assets	(936)	110
Other assets	(150)	(220)
Accounts payable	3,250	1,220
Accrued expenses and other current liabilities	1,886	4,558
Deferred revenue	17,535	12,467
Other long-term liabilities	(590)	2,042
Net cash provided by (used in) operating activities	1,049	(150)
Cash flows from investing activities
Acquisition, net of cash acquired	(31,488)	—
Capitalized software development costs	(2,326)	(1,506)
Purchase of property and equipment	(1,308)	(7,346)
Net cash used in investing activities	(35,122)	(8,852)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	34,469	—
Principal payments on capital lease obligations	(124)	—
Proceeds from issuance of common stock	3,075	—
Payments of deferred offering costs	(1,162)	—
Repurchase of common stock	—	(29)
Proceeds from exercise of stock options	2,196	1,339
Net cash provided by financing activities	38,454	1,310
Net increase (decrease) in cash and cash equivalents	4,381	(7,692)
Cash and cash equivalents, beginning of period	15,205	25,707
Cash and cash equivalents, end of period	$19,586	$18,015

The accompanying notes are an integral part of these condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$924	$404
Cash paid for income taxes	$176	$13
Non-cash financing and investing activities
Capitalized software developed costs included in accounts payable and accrued expenses and other current liabilities	$107	$75
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$149	$1,557
Stock-based compensation capitalized for software development	$70	$46
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$2,186	$203
Term loan issuance costs included in accounts payable and accrued expenses and other current liabilities	$143	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

BlackLine, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Company overview

BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered as Software as a Service (“SaaS”).  The Company’s solutions enable its customers to address various aspects of their financial closing process including account reconciliations, variance analysis of account balances, journal entry capabilities and certain types of data matching capabilities.

The Company is headquartered in Los Angeles, California and has offices in Chicago, Atlanta, New York, Vancouver, London, Paris, Frankfurt, Johannesburg, Sydney, Melbourne, Kuala Lumpur, the Netherlands and Singapore.

Note 2 – Basis of presentation and summary of significant accounting policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2015 included in the Company’s prospectus related to the Company’s initial public offering, dated October 27, 2016 (the “Prospectus”), pursuant to Rule 424 (b) under the Securities Act of 1933.  The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.

There have been no significant changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes presented in the Prospectus.

Reverse stock split

On October 12, 2016, the Company effected a 1-for-5 reverse stock split of its outstanding common stock.  All share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.

Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition.  Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date.  Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities.  Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies.  The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Intangible assets

Intangible assets primarily consist of acquired developed technology, customer relationships, trade name and non-complete agreements which were acquired as part of the Company’s acquisitions of BlackLine Systems, Inc in September 2013 and Runbook Company B.V. (“Runbook”) in August 2016.  The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets.  Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.  The estimated useful lives of the Company’s finite-lived intangible assets are as follows:

Useful Lives
Trade name	1 - 10 years
Developed technology	6 - 8 years
Non-compete agreements	2 - 5 years
Customer relationships	8 - 10 years

Segments

Management has determined that the Company has one operating segment. The Company’s chief executive officer, who is the Company’s chief operating decision maker, reviews financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance.

Fair value of financial instruments

ASC 820, Fair Value Measurements (“ASC 820”) require entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:

Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2016 and December 31, 2015, the carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the short-term nature of such instruments.  The carry value of long-term debt, excluding related debt discounts, approximates its fair value based on rates available to the Company for debt with similar terms and maturities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$14,470	$—	$—	$14,470
Total Assets	$14,470	$—	$—	$14,470
Liabilities
Common stock warrant liability	$—	$—	$5,200	$5,200
Contingent consideration	—	—	5,145	5,145
Total Liabilities	$—	$—	$10,345	$10,345

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$15,990	$—	$—	$15,990
Total Assets	15,990	$—	$—	$15,990
Liabilities
Common stock warrant liability	$—	$—	$5,500	$5,500
Contingent consideration	—	—	4,867	4,867
Total Liabilities	$—	$—	$10,367	$10,367

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2016.

The following table summarizes the changes in the common stock warrant liability and contingent consideration liability (in thousands) for the three and nine months ended September 30, 2016 and 2015:

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of June 30, 2016	$5,010	$5,200
Change in fair value	135	—
Fair value as of September 30, 2016	$5,145	$5,200

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of June 30, 2015	$4,852	$5,330
Change in fair value	13	(80)
Fair value as of September 30, 2015	$4,865	$5,250

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of December 31, 2015	$4,867	$5,500
Change in fair value	278	(300)
Fair value as of September 30, 2016	$5,145	$5,200

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of December 31, 2014	$4,826	$5,080
Change in fair value	39	170
Fair value as of September 30, 2015	$4,865	$5,250

Net loss per share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. As the Company has net losses for the periods presented all potentially dilutive common stock, which are comprised of stock options and warrants, are antidilutive.

As of September 30, 2016 and 2015, the following potentially dilutive shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive:

	September 30,
	2016	2015
Options to purchase common stock	5,246,516	5,797,676
Common stock warrants	499,999	499,999
Total shares excluded from net loss per share	5,746,515	6,297,675

Comprehensive income or loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.  For the three and nine months ended September 30, 2016 and 2015, the Company had no other comprehensive income (loss) items and therefore, comprehensive loss equaled net loss. Accordingly, a separate statement of comprehensive loss has not been presented.

Recently issued accounting standards

Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers.  Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and this guidance can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures.  In July 2015, the FASB voted to defer the effective date to January 1, 2018, with early adoption beginning January 1, 2017.  In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and other narrow scope improvements.  The Company is evaluating the impact of adopting this guidance on its consolidated financial statements and has not selected the method of adoption.

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance was effective for annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new guidance which significantly changes the accounting for leases. The new guidance requires a lessee recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. For income statement purposes, the new guidance retained a dual model, requiring leases to be classified as either operating or financing. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern similar to existing capital lease guidance. For statement of cash flow purposes, the new guidance also retained the existing dual method, where cash payments for operating leases are reflected in cash flows from operating activities and principal and interest payments for finance leases are reflected in cash flows from financing activities and cash flows from operating activities, respectively. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The new guidance requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The use of the modified retrospective approach allows an entity to use a number of practical expedients in the application of this new guidance. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued new guidance to simplify various aspects relating to accounting for stock-based compensation and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements and other stock based compensation classification matters. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.  All of the amendments in the new guidance must be adopted in the same period.  The Company plans to adopt this guidance during the first quarter ended March 31, 2017, and the Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued cash flow guidance which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including presentation of cash flows relating to contingent consideration payments, debt prepayment and debt extinguishment costs, among other matters.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.  The adoption of this guidance should be applied using a retrospective transition method to each period presented, unless impracticable to do so.  The Company’s planned adoption of this guidance during the fourth quarter ended December 31, 2016 is not expected to impact previously reported cash flows.  In November 2016, the Company paid debt prepayment costs of $0.7 million associated with the termination of its credit facility which will be presented as a financing cash outflow in the statement of cash flows for the fourth quarter ended December 31, 2016.

In November 2016, the FASB issued guidance which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company has not yet determined the timing of adoption.

Note 3 – Business combination

On August 31, 2016, the Company acquired all the issued and outstanding capital stock of Runbook, a Netherlands-based provider of financial close automation software and integration solutions for SAP.  The purpose of the acquisition was to enhance the Company’s position as a leading provider of software solutions to automate the financial close process for SAP customers and supports the Company’s European expansion strategy.  The acquisition has been accounted for as a business combination under GAAP.

The total purchase consideration was approximately $34.1 million, subject to a final working capital adjustment, which was paid in cash.  Upon the finalization of the working capital adjustment, the amount of the purchase price allocated to goodwill may change.  A portion of the purchase price of $3.1 million was paid into escrow for indemnification obligations relating to potential breach of representations and warranties of the sellers and any amounts remaining in escrow after satisfaction of any resolved claims, will be released from escrow on the one-year anniversary of the acquisition.  Acquisition related costs incurred by the Company of approximately $1.4 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Total consideration to selling shareholders	$34,052
Assets acquired and liabilities assumed
Cash and cash equivalents	2,564
Accounts receivable	2,593
Prepaid expenses and other current assets	718
Property and equipment	427
Intangible assets	9,790
Accounts payable	(285)
Accrued expenses and other current liabilities	(376)
Deferred revenues	(489)
Net deferred income tax liabilities	(2,787)
Net assets	12,155
Goodwill	$21,897

The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation.  The goodwill resulting from the acquisition is not tax deductible.

To determine the estimated fair value of intangible assets acquired, the Company engaged a third-party valuation specialist to assist management.  The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820.  The acquired intangible asset categories, fair value and amortization periods, are as follows (in thousands):

	Amortization Period	Fair Value
Trade name	1 year	20
Developed technology	8 years	5,710
Non-compete agreements	2 years	180
Customer relationships	10 years	3,880
Total		9,790

The weighted average lives of intangible assets at the acquisition date was 8.7 years.

Pro forma information

The following table presents the Company’s pro forma total revenues, pro forma net loss and pro forma net loss per share, basic and diluted for the three and nine months ended September 30, 2016 and 2015 as if the acquisition occurred on January 1, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pro forma total revenues	$33,808	$22,656	$92,856	$62,117
Pro forma net loss	(5,535)	(7,337)	(23,391)	(19,314)
Pro forma net loss per share, basic and diluted	(0.14)	(0.18)	(0.57)	(0.48)

The pro forma results reflect certain adjustments for the depreciation and amortization of the fair values of the intangible assets acquired, adjustments to revenue resulting from the fair value adjustment to deferred revenue, acquisition related costs, and related tax adjustments.  Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor is it indicative of the future operating results of the Company.

Note 4 – Accrued expenses and other current liabilities

As of September 30, 2016 and December 31, 2015, accrued expenses and other current liabilities comprise the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued salary and employee benefits	$9,016	$9,716
Accrued income and other taxes payable	2,173	1,047
Short-term portion of capital lease	558	558
Accrued commissions to third party partners	1,074	2,305
Deferred IPO costs	583	419
Accrued professional services costs	1,813	16
Short-term portion of deferred rent	340	—
Other accrued expenses	1,928	951
	$17,485	$15,012

Note 5 – Other long-term liabilities

As of September 30, 2016 and December 31, 2015, accrued expenses and other current liabilities comprise the following (in thousands):

	September 30,	December 31,
	2016	2015
Deferred rent	$2,483	$3,073
Capital lease, net of current portion	434	558
Deferred revenue, net of current portion	1,000	—
	$3,917	$3,631

Note 6 – Term loan, net

In March 2016, the Company amended its credit facility to add an additional $5.0 million term loan (the “2016 Term Loan”) and provide for a $5.0 million revolving line of credit. In August 2016, the Company entered into a third amendment to its credit facility to add an additional $30.0 million term loan (the “2016 Acquisition Term Loan”) to fund the acquisition of Runbook.  The additional $5.0 million borrowing under the 2016 Term Loan, $30.0 million under the 2016 Acquisition Term Loan and the revolving line of credit each mature in September 2018. The 2016 Term Loan and 2016 Acquisition Term Loan each bears interest at (i) the greater of LIBOR or 1.5% plus (ii) 8% and can be paid in varying amounts in cash or in kind. The revolving line of credit bears interest at (i) the greater of LIBOR or 0.5% plus (ii) 6%. The Company is also required to pay a commitment fee equal to 0.5% per annum of the unused portion of the revolving line of credit.   No amounts were outstanding under the revolving line of credit at September 30, 2016.

The net carrying value of the Company’s borrowings under its term loans as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Principal amount (including interest paid in kind)	$66,418	$29,648
Unamortized debt issuance costs and debt discount	(1,035)	(627)
Unamortized common stock warrant liability discount	(547)	(754)
Net carrying value	$64,836	$28,267

The credit facility is collateralized against all of the Company’s assets. In connection with certain events, including a change in control, or if the Company elects to repay the amounts outstanding under the term loans, the Company is required to pay a prepayment penalty.

In November 2016, the Company repaid the entire amounts owed under the credit facility, including prepayment penalty, and terminated the credit facility. See Note 10, “Subsequent events.”

Note 7 – Commitments and contingencies

Operating Leases - The Company has various non-cancelable operating leases for its corporate and international offices.  These leases expire at various times through 2023.  Certain lease agreements contain renewal options, rent abatement, and escalation clauses and entitle the Company to receive a tenant allowance from the landlord.  The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease.

Contingent Consideration - On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “Acquisition”).  In conjunction with the Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the Acquisition.  As a condition of the Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $5.1 and $4.9 million as of September 30, 2016 and December 31, 2015, respectively.

Litigation - From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings, nor is it aware of any pending or threatened litigation, that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnification - In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor have it been sued in connection with these indemnification arrangements. As of September 30, 2016 and December 31, 2015, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 8 – Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	5,904,376	$8.62
Granted	332,400	15.29
Exercised	(451,315)	5.29
Forfeited	(538,945)	7.13
Outstanding, September 30, 2016	5,246,516	$9.49
Exercisable at September 30, 2016	1,642,934	$8.21
Vested and expected to vest at September 30, 2016	4,727,612	$9.52

Stock-based compensation expense for stock option awards for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenues	$150	$126	$425	$351
Sales and marketing	501	602	1,834	1,747
Research and development	198	160	532	420
General and administrative	511	672	1,743	1,352
	$1,360	$1,560	$4,534	$3,870

Note 9 – Income taxes

The Company uses an effective tax rate approach for calculating its tax benefit for the three and nine months ended September 30, 2016 and 2015. The effective tax rate for the three and nine months ended September 30, 2016 differs from the U.S. Federal statutory rate of 34% primarily because of state taxes, net of federal benefit, and valuation allowance for U.S. federal and state income taxes.  The effective tax rate for the nine months ended September 30, 2015 differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, net of federal benefit, foreign taxes and a valuation allowance on State of California net deferred tax assets.

The Company records a valuation allowance against its deferred tax assets to the extent that realization of the deferred tax assets, including consideration of its deferred tax liabilities, is not more likely than not. For the year ending December 31, 2016, for both federal and state income taxes, the Company’s deferred assets are estimated to exceed its deferred tax liabilities and because of the Company’s recent history of operating losses the Company believes that the realization of the deferred tax assets is currently not more likely than not. Accordingly, the Company has recorded a valuation allowance against its federal and state deferred tax assets.  Taxes for international operations are not material for the nine months ended September 30, 2016 and 2015.

As a result of the acquisition of Runbook, the Company recorded $0.4 million of federal and state deferred tax liabilities and released a corresponding amount of its valuation allowance on federal and state deferred tax assets for the three and nine months ended September 30, 2016.

Note 10 – Subsequent events

On October 17, 2016 and November 7, 2016, the Company granted stock options to purchase 1,394,345 shares and 28,975 shares, respectively, of common stock at an exercise price of $14.00 per share and $23.42 per share, respectively.  A portion of the awards granted on October 17, 2016 will vest based on the achievement of certain performance metrics, and a portion of these awards will vest over a vesting period of 4 years.  All awards granted on November 7, 2016 will vest over a vesting period of 4 years.

On November 2, 2016, the Company completed its initial public offering in which it issued and sold 9,890,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1,290,000 shares, at an initial offering price of $17.00 per share.  The Company received proceeds from the offering of approximately $151.7 million after deducting underwriting discounts and commissions and other offering expenses.

On November 3, 2016, in connection with the completion of the Company’s initial public offering, the Company repaid in full all outstanding debt under the Company’s credit facility and terminated the entire credit arrangement. In connection with the termination of the credit arrangement, the Company paid a total of approximately $67.7 million, which included outstanding principal, interest, and prepayment penalties. Upon the repayment and termination of the credit arrangement, all unamortized discounts were recorded as interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated October 27, 2016 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We have created a comprehensive cloud-based software platform designed to transform and modernize accounting and finance operations for organizations of all types and sizes. Our secure, scalable platform supports critical accounting processes such as the financial close, account reconciliations, intercompany accounting and controls assurance. By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their operations.

As of September 30, 2016, we had more than 1,600 customers with over 156,000 users in approximately 120 countries. We continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers and resellers.

We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. BlackLine Systems, Inc. funded its business with investments from our founder and cash flows from operations until September 3, 2013.  On September 3, 2013, we acquired BlackLine Systems, Inc., and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “Acquisition.” The Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the Acquisition.

Our platform consists of seven core cloud-based products, including Account Reconciliation, Task Management, Transaction Matching, Journal Entry, Variance Analysis, Consolidation Integrity Manager and Daily Reconciliation. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Reconciliation Management and Financial Close Management, as well as Intercompany Hub and Insights, which were introduced in November 2015.

We sell our platform primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the three and nine months ended September 30, 2016, revenues from our customers under this agreement accounted for $5.5 million, or approximately 17%, and $14.4 million, or approximately 16%, respectively, of our total revenues. Additionally, we are expanding our channel of resellers, particularly in markets outside of the United States.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For both the three and nine months ended September 30, 2016, sales to enterprise and mid-market customers represented 83% and 17% of our revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products. We have historically signed a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is minimal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.

For the three months ended September 30, 2016 and 2015, we had revenues of $32.2 million and $21.7 million, respectively, and we incurred net losses of $6.6 million and $6.7 million, respectively.

For the nine months ended September 30, 2016 and 2015, we had revenues of $87.8 million and $59.1 million, respectively, and we incurred net losses of $23.5 million and $17.5 million, respectively.

On November 2, 2016, we completed our initial public offering and raised net proceeds of approximately $151.7 million and used $67.7 million of the proceeds to repay all amounts outstanding under our credit facility.

Runbook Acquisition

On August 31, 2016, we completed our acquisition of Runbook Company B.V., or Runbook, a Netherlands-based provider of financial close automation software and integration solutions for SAP customers.  We acquired Runbook to enhance the connectivity and integration of our platform to SAP and other systems.  We believe this acquisition enhances our position as a leading provider of software solutions to automate the financial close process for SAP customers and supports our European expansion strategy.

The aggregate purchase consideration of $34.1 million for the Runbook acquisition, which is subject to final working capital working adjustments, was paid in cash on the acquisition date.  The estimated purchased working capital includes approximately $2.6 million in cash.  We amended our credit facility to add an additional term loan pursuant to which we borrowed $30.0 million and used the proceeds and cash on hand to fund the acquisition.  We incurred $1.4 million in transaction costs and fees to complete the acquisition of Runbook.

Runbook’s revenues consist of license fees associated with the sale of its on-premise software, post-contract support, and professional services required to implement its solutions and train its customers.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projects and make strategic decisions.

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2015	2015	2015	2015	2016	2016	2016
Dollar-based net revenue retention rate	120%	120%	120%	120%	120%	119%	118%
Number of customers (as of end of period)	1,067	1,145	1,219	1,338	1,411	1,523	1,625
Number of users (as of end of period)	102,903	111,383	119,912	128,726	137,341	147,466	156,774

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the nine months ended September 30, 2016 and 2015, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures below are useful to us and our investors in evaluating our business.  These non-GAAP financial measures are useful because they provide consistency and comparability with our past performance, facilitate period-to-period comparisons of operations and facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-GAAP Revenues	$32,375	$21,661	$87,962	$59,133
Non-GAAP Gross Profit	$26,579	$17,379	$71,507	$47,706
Non-GAAP Gross Margin	82.1%	80.2%	81.3%	80.7%
Non-GAAP Net Loss	$(2,196)	$(5,917)	$(12,620)	$(13,976)

Non-GAAP Revenues.  Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Runbook Acquisition.  We believe that presenting non-GAAP revenues is useful to investors as it more fully reflects its core revenue growth rate for the three and nine months ended September 30, 2016.

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as non-GAAP revenues less GAAP cost of revenue adjusted for the impact of purchase accounting resulting from the Runbook Acquisition, the amortization of acquired developed technology resulting from the acquisition of the Company by its principal stockholders in 2013, or the 2013 Acquisition, and the Runbook Acquisition, and stock-based compensation.  Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues.  We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Loss.  Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to the 2013 Term Loan, accretion of warrant discount relating to warrants issued in connection with the 2013 Term Loan, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability and costs related to the Runbook Acquisition.  The Company believes that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between all periods presented.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-GAAP Revenues
Revenues	$32,196	$21,661	$87,783	$59,133
Purchase accounting adjustment to revenues	179	—	179	—
Total Non-GAAP Revenues	$32,375	$21,661	$87,962	$59,133
Non-GAAP Gross Profit:
Gross profit	$24,655	$15,718	$66,239	$42,751
Purchase accounting adjustment to revenues	179	—	179	—
Amortization of developed technology	1,595	1,535	4,664	4,604
Stock-based compensation expense	150	126	425	351
Total Non-GAAP Gross Profit	$26,579	$17,379	$71,507	$47,706
Gross Margin	76.6%	72.6%	75.5%	72.3%
Non-GAAP Gross Margin	82.1%	80.2%	81.3%	80.7%
Non-GAAP Net Loss:
Net Loss	$(6,619)	$(6,735)	$(23,495)	$(17,527)
Benefit from income taxes	(1,926)	(3,824)	(4,821)	(9,975)
Purchase accounting adjustment to revenues	179	—	179	—
Amortization of intangibles	3,138	3,023	9,184	9,069
Stock-based compensation expense	1,360	1,560	4,534	3,870
Accretion of debt discount	96	57	242	171
Accretion of warrant discount	69	69	207	207
Change in fair value of contingent consideration	135	13	278	39
Change in fair value of the common stock warrant liability	—	(80)	(300)	170
Acquisition related costs	1,372	—	1,372	—
Total Non-GAAP Net Loss	$(2,196)	$(5,917)	$(12,620)	$(13,976)

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Subscription and support	$30,853	$20,786	$83,830	$56,666
Professional services	1,343	875	3,953	2,467
Total revenues	32,196	21,661	87,783	59,133
Cost of revenues
Subscription and support	6,440	5,119	18,515	14,220
Professional services	1,101	824	3,029	2,162
Total cost of revenues	7,541	5,943	21,544	16,382
Gross profit	24,655	15,718	66,239	42,751
Operating expenses
Sales and marketing	19,037	14,740	56,279	39,694
Research and development	5,087	4,904	15,552	12,938
General and administrative	7,698	5,916	19,633	14,968
Total operating expenses	31,822	25,560	91,464	67,600
Loss from operations	(7,167)	(9,842)	(25,225)	(24,849)
Other expense
Interest expense, net	(1,294)	(822)	(3,134)	(2,466)
Change in fair value of the common
stock warrant liability	—	80	300	(170)
Other expense, net	(1,294)	(742)	(2,834)	(2,636)
Loss before income taxes	(8,461)	(10,584)	(28,059)	(27,485)
Benefit from income taxes	(1,842)	(3,849)	(4,564)	(9,958)
Net loss	$(6,619)	$(6,735)	$(23,495)	$(17,527)

Comparison of Three Months and Nine Months Ended September 30, 2016 and 2015

Total revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Subscription and support	$30,853	$20,786	$83,830	$56,666
Professional services	1,343	875	3,953	2,467
Total revenues	$32,196	$21,661	$87,783	$59,133

Total revenues increased by $10.5 million, or 49%, and $28.7 million, or 48%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding 2015 periods primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers.  The total number of customers increased by 33% or 406 from 1,219 as of September 30, 2015 to 1,625 as of September 30, 2016 while the total number of users increased by 31% or 36,862 from 119,912 as of September 30, 2015 to 156,774 as of September 30, 2016.

Total cost of revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Subscription and support	$6,440	$5,119	$18,515	$14,220
Professional services	1,101	824	3,029	2,162
Total cost of revenues	$7,541	$5,943	$21,544	$16,382
Gross Margin	76.6%	72.6%	75.5%	72.3%

Total cost of revenues increased by $1.6 million, or 27%, and $5.2 million, or 32%, during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding 2015 periods primarily due to a $1.2 million and $3.7 million increase, respectively, in salaries, benefits and stock-based compensation and a $0.2 million and $0.7 increase, respectively, in amortization of capitalized software costs.  Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 53% between September 30, 2015 and 2016.  Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

The improvement in gross margin during the three and nine months ended September 30, 2016 was primarily the result of amortization of developed technology included in our cost of revenues which is a fixed cost each period.  Accordingly, an increase in revenues resulted in an improvement in our gross margin.

Sales and marketing
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Sales and marketing	$19,037	$14,740	$56,279	$39,694
Percentage of revenue	59.1%	68.0%	64.1%	67.1%

Sales and marketing expense increased by $4.3 million, or 29%, and $16.6 million, or 42%, during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding 2015 periods primarily due to a $2.7 million and $10.7 million increase, respectively, in salaries, sales commissions and incentives and stock-based compensation, a $0.8 million and $2.2 million increase, respectively, in commissions payable to third parties that refer customers to us, a $0.2 million and $1.0 million increase, respectively, in travel and related costs, and a $0.1 million and $0.5 million increase, respectively, in advertising and trade shows.  The increase in salaries, sales commissions and incentives and stock-based compensation was primarily driven by an increase in headcount and revenue growth.  Our sales and marketing headcount increased by 40% between September 30, 2015 and 2016.  The increase in commissions payable to third parties was primarily driven by the expansion of our relationships with technology vendors, including SAP.  Travel and related costs have increased due to expansion of our sales organization.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.

Research and development
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Research and development	$5,087	$4,904	$15,552	$12,938
Percentage of revenue	15.8%	22.6%	17.7%	21.9%

Research and development expense increased by $0.2 million, or 4%, and $2.6 million, or 20%, during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding 2015 periods primarily due to a $0.4 million and $2.2 million increase, respectively, in salaries, benefits and stock-based compensation and a $0.2 million and $1.1 million increase, respectively, in services provided by third-party contractors.  These increases were partially offset by an increase in capitalized costs related to software development of $0.3 million and $0.8 million, respectively.  Our research and development headcount increased by 28% between September 30, 2015 and 2016.  The additional headcount and number of third-party contractors were used to further maintain, enhance and develop our platform.

General and administrative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
General and administrative	$7,698	$5,916	$19,633	$14,968
Percentage of revenue	23.9%	27.3%	22.4%	25.3%

General and administrative expense increased by $1.8 million, or 30%, and $4.7 million, or 31%, during the three and nine months ended September 30, 2016, respectively, as compared to the 2015 corresponding periods primarily due to a $1.4 million increase in acquisition related costs in each respective period and a $0.5 million and $2.8 million increase, respectively, in salaries, benefits and stock-based compensation.  The acquisition related costs comprised primarily of legal, accounting, and consulting fees incurred in conjunction with our acquisition of Runbook Company B.V.  The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in headcount.  Our general and administrative headcount increased by 41% between September 30, 2015 and 2016.

Interest expense, net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense, net	$(1,294)	$(822)	$(3,134)	$(2,466)

Interest expense, net increased by $0.5 million, or 57%, and $0.7 million, or 27%, during the three and nine months ended September 30, 2016, respectively, as compared to the 2015 corresponding periods primarily due to a $30.0 million term loan issued to fund the acquisition of Runbook in August 2016.   During the three and nine months ended September 30, 2016 and 2015, we paid between 20% and 50% of our interest costs in cash and the remainder increased the principal balance.

Change in fair value of common stock warrant liability
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Change in fair value of common stock
warrant liability	$—	$80	$300	$(170)

We value or common stock warrants using a binomial lattice model.  The primary input into the binomial lattice model is the fair value of our common stock.  The fair value of common stock did not significantly change between June 30, 2016 and September 30, 2016 and between January 1, 2016 and September 30, 2016.  Accordingly, the change in the fair market value of common stock warrant liability during the three and nine months ended September 30, 2016 compared to the same periods in the prior year was minimal.

Income tax benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Benefit from income taxes	$(1,842)	$(3,849)	$(4,564)	$(9,958)

The effective tax rate for the three and nine months ended September 30, 2016 of 21.8% and 16.3%, respectively, differs from the U.S. federal statutory rate of 34% primarily as a result state taxes, net of federal benefit, and valuation allowance for U.S. federal and state income taxes. The effective tax rate for the three and nine months ended September 30, 2015 of 36.4% and 36.2%, respectively, differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, net of federal benefit, foreign taxes and a valuation allowance on State of California net deferred tax assets.  We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of its deferred tax liabilities, is not more likely than not. For the year ending December 31, 2016, for both federal and state income taxes, our deferred assets are estimated to exceed our deferred tax liabilities and because of our recent history of operating losses we believe that the realization of the deferred tax assets is currently not more likely than not.  Accordingly, we have recorded a valuation allowance against our federal and state deferred tax assets.  Taxes for international operations are not material for the three and nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

To date, our operations and growth have been financed primarily through cash generated from investments from our founder, our Principal Stockholders, our operations, proceeds from the issuance of debt and the sale of common stock.

At September 30, 2016, our principal sources of liquidity were $19.6 million of cash and cash equivalents, which primarily consist of cash deposits and investments in money market funds. In November 2016, we completed our initial public offering and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $151.7 million and used $67.7 million of the proceeds to repay all amounts outstanding under our credit facility.  We terminated our credit facility upon repayment of all outstanding amounts (see Note 10 to the condensed consolidated financial statements). We believe our existing cash and cash equivalents and proceeds from our IPO, net of amounts used to repay all amounts under our credit facility, will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We may require additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we could be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	1,049	(150)
Net cash used in investing activities	(35,122)	(8,852)
Net cash provided by financing activities	38,454	1,310

Net Cash Provided by (used in) Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in recent periods has generally been significantly greater than our use of cash for operating activities due to our subscription based revenue model in which billings occur in advance of revenue recognition and a substantial amount of non-cash charges incurred by us, primarily related to depreciation and amortization, stock-based compensation, non-cash interest expense related to accretion of debt discounts and paid in kind interest and deferred taxes.

For the nine months ended September 30, 2016, cash provided by operations was $1.0 million resulting from our net cash flows provided through changes in net non-cash expenses of $14.5 million and net cash flow used through changes in operating assets and liabilities of $10.1 million, offset by our net loss of $23.5 million.  The $10.1 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $17.5 million increase in deferred revenue as a result of the growth of our customer and user base which are billed in advance of our revenue recognition and a $3.3 million increase in accounts payable associated with the growth of our business and professional fees associated with our initial public offering.  This change in our operating assets and liabilities was partially offset by a $9.9 million increase in accounts receivable also due to the growth of our customer and user base.

For the nine months ended September 30, 2015, cash used in operations was $0.2 million resulting from our net loss of $17.5 million, largely offset by net cash flows provided through changes in our operating assets and liabilities of $10.7 million and net non-cash expenses of $6.7 million.  The $10.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $12.5 million increase in deferred revenue as a result of the growth of our customer and user base which are billed in advance of our revenue recognition, a $4.6 million increase in accrued expenses primarily associated with increases in employee related accruals as a result of increases in headcount and increases in professional services costs, a $2.0 million increase in other long term liabilities due to the leasehold improvement allowances and free rent periods associated with the expansion of our corporate headquarters, and a $1.2 million increase in accounts payable associated with the growth of our business.  The changes in our operating assets and liabilities were partially offset by a $6.9 million increase in accounts receivable due to the growth of our customer and user base, and a $2.6 million increase in deferred sales commissions due to an increase in revenues.

Net Cash Used in Investing Activities

Our investing activities consist primarily of capital expenditures for property and equipment and capitalized software development costs.

For the nine months ended September 30, 2016, we used $35.1 million in cash primarily as a result of the acquisition of Runbook Company B.V. with a total purchase of $34.1 million subject to a final working capital adjustment, offset by cash acquired in the amount of $2.6 million.  During the period, we also paid $2.3 million of costs related to capitalized software development costs and $1.3 million in purchases of property and equipment.

For the nine months ended September 30, 2015, we used $8.9 million in cash primarily as a result of $7.3 million in purchases of property and equipment related to the expansion of our global headquarters, and we also paid $1.5 million of costs related to capitalized software development costs.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2016, financing activities provided $38.5 million in cash primarily as a result of proceeds from our 2016 Acquisition term loan and 2016 Term Loan Amendment in the amount of $34.5 million, net of issuance costs.  During the period, we also issued shares of common stock to former employees of Runbook Company B.V. in the amount of $3.1 million and received $2.2 million in proceeds from exercise of stock options.  The net cash provided by financing activities was largely offset by $1.2 million in cash paid on deferred offering costs associated with our initial public offering.

For the nine months ended September 30, 2015, financing activities provided $1.3 million in cash primarily as a result of $1.3 million in proceeds from exercise of stock options.

Contractual Obligations and Commitments

Other than the repayment in full of all outstanding debt under our credit facility on November 3, 2016 in connection with the completion of our initial public offering, there were no material changes in our commitments under contractual obligations disclosed in our Prospectus.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of September 30, 2016, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Changes in these estimates and assumptions or conditions could significantly affect our financial condition and results of operations.

During the three months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Prospectus. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus provides a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 2 - “Basis of presentation and summary of significant accounting policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.

Our investments are considered cash equivalents and primarily consist of money market funds. At September 30, 2016, we had cash and cash equivalents of $19.6 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

For the three and nine months ended September 30, 2016, we were exposed to market risk from changes in interest rates on our Term Loans, which bore interest at (i) the greater of LIBOR or 1.5% plus (ii) 8%. As of September 30, 2016, we had principal amounts outstanding of $66.4 million under our credit facility. We did not use any derivative financial instruments to manage our interest rate risk exposure.  On November 3, 2016, in connection with the completion of our initial public offering, we repaid in full all outstanding debt under our credit facility.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2016 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016.  Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As we disclosed in our Prospectus, during 2015, we identified material weaknesses in our internal control over financial reporting. We identified a material weakness related to an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This lack of an effective control environment contributed to material weaknesses from the lack of controls over the selection of certain accounting policies and procedures and segregation of duties. Specifically, we did not have policies and controls designed to address the accounting for unusual or complex transactions, or the initial selection of, and the ongoing monitoring of changes in, accounting policies. Further, we did not maintain sufficiently designed segregation of duties including controls over journal entries such that there was a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.

As described in our Prospectus, and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.  Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Prospectus, we commenced measures to remediate the identified material weaknesses.  Those remediation measures are ongoing and include the following:

•	Hiring of experienced additional finance and accounting personnel;
•	Implementation of financial reporting risk assessment and formalization of accounting policies and procedures;
•	Creation of additional internal reporting procedures, including those designed to add depth to our review processes;
•	Increased segregation of duties, including controls over journal entries; and
•	Additional engagement of third-party assistance to aid in our evaluation of complex transactions as they arise.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.  We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.  We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.  We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above.  Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings arising in the ordinary course of business.  In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication.  As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.   If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

If we are unable to attract new customers and expand sales to existing customers, our business growth could be slower than we expect and our business may be harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting a potential client that has already invested substantial personnel and financial resources to integrate on-premise software into its business, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.

Our future growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the future growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Our business also depends on retaining existing customers. If we do not retain customers, our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers or additional revenues.

Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our future operating results.

Our initial subscription period for the majority of our customers is one year. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the initial contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the initial term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Our customers’ renewal rates may decline or fluctuate as a result of a variety of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions or reductions in our customers’ spending levels. As the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

We have a history of losses in recent periods and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses in recent periods, including $23.5 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively. We had an accumulated deficit of $71.7 million at September 30, 2016. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

•

development of our cloud-based platform, including investments in research and development, product innovation to expand the features and functionality of our software solutions and improvements to the scalability and security of our platform;

•	sales and marketing, including expansion of our direct sales force and our relationships with technology vendors, professional services firms, business process outsourcers and resellers;
•	additional international expansion in an effort to increase our customer base and sales; and
•	general administration, including legal, accounting and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. If we fail to continue to grow our revenue, we may not achieve or sustain profitability.

We have experienced rapid growth and organizational change in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of full-time employees from 183 as of December 31, 2013 to 587 as of September 30, 2016 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who may follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain and increase sales to existing customers;
•	the number of new employees added;
•	the rate of expansion and productivity of our sales force;
•	changes in our or our competitors’ pricing policies;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	new products, features or functionalities introduced by us and our competitors;
•	significant security breaches, technical difficulties or interruptions to our platform;
•	the timing of customer payments and payment defaults by customers;
•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention;

•	changes in foreign currency exchange rates;
•	the impact of new accounting pronouncements; and
•	the timing and the amount of grants or vesting of equity awards to employees.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results, and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.

If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing enterprise resource planning, or ERP, systems such as NetSuite, Oracle, SAP and Workday, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.

We derive substantially all of our revenues from a limited number of software solutions, and our future growth is dependent on their success.

We currently derive and expect to continue to derive substantially all of our revenues from our Financial Close Management and Reconciliation Management solutions. As such, the continued growth in market demand for these solutions is critical to our continued success. We have recently introduced two new software solutions, Intercompany Hub and Insights, but cannot be certain that they will generate significant revenues. In addition, those solutions are designed to be used with our Financial Close Management and Reconciliation Management solutions and will not be sold independently. Accordingly, our business and financial results will be substantially dependent on a limited number of solutions.

If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Netsuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte & Touche and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the nine months ended September 30, 2016, revenues from our customers that use an SAP ERP solution accounted for $14.4 million, or approximately 16%, of our total revenues. For the year ended December 31, 2015, revenues from our customers under this agreement accounted for $9.4 million, or approximately 11%, of our total revenues. If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If we are no longer an SAP endorsed business solution, our business could be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

If our security controls are breached or unauthorized or inadvertent access to customer or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.

Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information regarding their customers or employees. Our platform is at risk for breaches as a result of third-party action, employee, vendor or contractor error, malfeasance or other factors. If any unauthorized or inadvertent access to or a security breach of our platform occurs, or is believed to occur, such an event could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Security breaches could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.

We incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. If a high profile security breach occurs with respect to another provider of software as a service, or SaaS, our clients and potential clients may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.  From time to time, we experience cyber security events including directed “phishing” attacks against our employees, web attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. There can be no assurances that our defensive measures will prevent cyber attacks and any incidents could damage our brand and reputation and negatively impact our business.

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance coverage covering security and privacy damages and claim expenses may not be sufficient to compensate for all liability.

Interruptions or performance problems associated with our software solutions, platform and technology may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the seasonal nature of financial close activities, increasing complexity of our platform and expanding user population, it may become difficult to accurately predict and timely address performance and capacity needs during peak load times. If our platform is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be harmed. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above, or other failures of our infrastructure, customer data may be permanently lost. Our customer agreements typically include performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle product liability claims.

Complex software such as ours often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal and third-party testing and testing by our customers, our current and future software may contain serious defects, which could result in lost revenue or a delay in market acceptance.

Since our customers use our platform for critical business functions such as assisting in the financial close or account reconciliation process, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

We depend on our executive officers and other key employees and the loss of one or more of these employees or an inability to attract and retain highly-skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, our founder and Chief Executive Officer provides our strategic direction and has built and maintained what we believe is an attractive workplace culture. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Key members of our current management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could disrupt our business operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, especially our founder and Chief Executive Officer, could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales would not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.

We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. Future deterioration in general economic conditions may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for accounting and financial software and services is highly competitive and rapidly evolving. Our competitors vary in size and in the breadth and scope of the products and services they offer. We often compete with other vendors of financial automation software such as Trintech. We also compete with large, well-established, enterprise application software vendors, such as Oracle, whose Hyperion software contains components that compete with our platform. In the future, a competitor offering ERP software could include a free service similar to ours as part of its standard offerings or may offer a free standalone version of a service similar to ours. Further, other established software vendors not currently focused on accounting and finance software and services may expand their services to compete with us.

Our competitors may have greater name recognition, longer operating histories, more established customer and marketing relationships, larger marketing budgets and significantly greater resources than we do. They may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, some of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them.

With the introduction of new technologies, the evolution of our platform and new market entrants, we expect competition to intensify in the future. Increased competition generally could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our financial results may fluctuate due to our long and variable sales cycle.

Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate potential customers about the uses and benefits of our software solutions;
•	the need to educate potential customers on the differences between traditional, on-premise software and SaaS solutions;
•	the relatively long duration of the commitment customers make in their agreements with us;
•	the discretionary nature and timing of potential customers’ purchasing and budget cycles and decisions;
•	the competitive nature of potential customers’ evaluation and purchasing processes;
•	announcements or planned introductions of new products by us or our competitors; and
•	lengthy purchasing approval processes of potential customers.

We may incur higher costs and longer sales cycles as a result of large enterprises representing an increased portion of our revenue. In this market, the decision to subscribe to our solutions may require the approval of more technical and information security personnel and management levels within a potential customer’s organization, and if so, these types of sales require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and integration services and have increased purchasing power and leverage in negotiating contractual arrangements with us, which may contain restrictive terms favorable to the larger organization. As a result of these factors, these sales opportunities may require us to devote greater research and development, sales, product support and professional services resources to individual customers, resulting in increased costs and reduced profitability, and would likely lengthen our typical sales cycle, which could strain our resources.

In addition, more sales are closed in the last month of a quarter than other times. If we are unable to close sufficient transactions in a particular period, or if a significant amount of transactions are delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.

We recognize subscription revenue over the term of our customer contracts and, consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.

We recognize subscription revenue from our platform ratably over the terms of our customers’ agreements, most of which have one-year terms but an increasing number of which have up to three-year terms. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We have identified material weaknesses in our internal controls over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following this offering, which will cover our year ending December 31, 2017, provide a management report on internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

During 2015, we identified material weaknesses in our internal control over financial reporting. We identified a material weakness related to an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This lack of an effective control environment contributed to material weaknesses from the lack of controls over the selection of certain accounting policies and procedures and segregation of duties. Specifically, we did not have policies and controls designed to address the accounting for unusual or complex transactions, or the initial selection of, and the ongoing monitoring of changes in, accounting policies. Further, we did not maintain sufficiently designed segregation of duties including controls over journal entries such that there was a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.

These material weaknesses contributed to the restatement and revision of previously issued 2013 financial statements and audit adjustments in the 2014 financial statements principally, but not limited to, the following areas: capitalization of internal use software costs, accounting for and valuation of warrants issued with our debt facility, cut-off of transactions at the Acquisition date, accounting for the new basis of accounting arising from the Acquisition, including the valuation of the fair value deferred revenue assumed at the Acquisition date, forecasting of contingent consideration and the determination of the useful lives of intangible assets.

We began taking steps to address the controls issues that contributed to the material weaknesses in the second half of 2015, including the following:

•	hiring of experienced additional finance and accounting personnel;
•	implementation of financial reporting risk assessment and formalization of accounting policies and procedures;
•	creation of additional internal reporting procedures, including those designed to add depth to our review processes;
•	increased segregation of duties, including controls over journal entries; and
•	additional engagement of third-party assistance to aid in our evaluation of complex transactions as they arise.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, we determined that the material weaknesses had not been fully remediated as of December 31, 2015.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We rely on a limited number of data centers to deliver our cloud-based software solutions and any disruption of service at these centers could harm our business.

We manage our software solutions and serve most of our customers using a cloud-based infrastructure that is operated by a limited number of third-party data center facilities in North America and Europe. We do not control the operation of these facilities. Any changes in third-party service levels at our data centers or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses or other intentional bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our data centers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. If our data centers were compromised or unavailable or our users were unable to access our solutions for any reason, our business and operations would be materially and adversely affected.

Our customers have experienced minor disruptions and outages in accessing our solutions in the past, and may in the future experience, disruptions, outages and other performance problems. Although we expend considerable effort to ensure that our platform performance is capable of handling existing and increased traffic levels, the ability of our cloud-based solutions to effectively manage any increased capacity requirements depends on our third-party providers. Our third-party data center providers may not be able meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of these facilities. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity and data center infrastructure requires lead time. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. For example, in early 2016 we began hosting customers at a data facility located in Las Vegas, Nevada. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Failure to effectively expand our sales capabilities could harm our ability to increase our customer base.

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From January 1, 2014 to September 30, 2016, our sales and marketing teams increased from 68 to 284 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

If we are unable to develop and maintain successful relationships with resellers, our business, operating results and financial condition could be adversely affected.

We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to expand our small but growing network of resellers and to add new resellers, in particular to help grow our mid-market business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers, in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

If we are not able to maintain and enhance our brand, our business, operating results and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation for accounting and finance software is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our platform from competitive products and services. Our brand promotion activities may not ultimately be successful or yield increased revenue. In addition, independent industry analysts provide reviews of our platform, as well as products and services offered by our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations and financial condition.

Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, the Netherlands, Singapore, South Africa and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 16% of our revenues from sales outside the United States in the three and nine months ended September 30, 2016, and we derived approximately 14% of our revenues from sales outside the United States in the year ended December 31, 2015. Any international expansion efforts that we may undertake, including our acquisition of Runbook, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	uncertain political and economic climates, including the significant volatility in the global financial markets as a result of Brexit; and
•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

We use third-party contractors outside of the United States to supplement our research and development capabilities, which may expose us to risks, including risks inherent in foreign operations.

We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania and China. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other malicious cyber incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We currently have one patent application, which may not result in an issued patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. In the past, we have utilized demand letters as a means to assert and resolve claims regarding potential misuse of our proprietary or trade secret information. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Suits by third parties for alleged infringement of their proprietary rights could cause us to incur significant expenses or liabilities.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that our solutions and underlying technology infringe or violate their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our solutions, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our solutions, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our solutions, adversely impacting our customer satisfaction and ability to attract customers.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the use of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming misuse of, or a right to compensation for, what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

If the market for SaaS solutions develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS solutions is less mature than the market for on-premise software applications, and the adoption rate of SaaS solutions may be slower at companies in industries with heightened data security interests or business practices requiring highly customizable application software. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise solutions into their businesses, and therefore may be reluctant or unwilling to purchase SaaS solutions. In addition, some organizations have been reluctant to use cloud-based solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. Because our solutions involve the aggregation, storage and use of confidential information and related data, including highly confidential financial data, some customers may be reluctant or unwilling to migrate to our cloud-based solutions.

It is difficult to predict customer adoption rates and demand for our software solutions, the future growth rate and size of the market or the entry of competitive products or services. The expansion of the SaaS solutions market depends on a number of factors, including the cost, performance and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Government agencies have adopted, or may adopt, laws and regulations regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS solutions, including our platform, may be negatively affected. If SaaS solutions do not continue to achieve market acceptance, or there is a reduction in demand for SaaS solutions caused by a lack of customer acceptance, technological challenges, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory framework governing the collection, processing, storage and use of business information, particularly information that affects financial statements, and personal data, is rapidly evolving and any failure or perceived failure to comply with applicable privacy, security, or data protection laws or regulations may adversely affect our business.

The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data. Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or by organizations with which we have formed strategic relationships. Even though we may have contractual protections with such organizations, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union, or EU, where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by companies doing business in Europe from the EU to the U.S. As a result of the October 6, 2015 European Court of Justice opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) or, the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers. We have taken certain measures to legitimize our transfers of personal data, both internally and on behalf of our customers, from the EU to the United States in the wake of the ECJ Ruling. Additionally, EU and U.S. political authorities adopted the U.S. EU Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States. It is unclear at this time whether the U.S. EU Privacy Shield will serve as an appropriate means for us to transfer EU personal data from the EU to the United States.  Our means for transferring personal data from the EU may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers face a risk of enforcement actions taken by EU data protection authorities regarding data transfers from the EU to the United States.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission recently adopted a General Data Protection Regulation, effective in May 2018, that will supersede current EU data protection legislation, impose a more stringent EU data protection requirements and provide for greater penalties for noncompliance. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, it is expected that the United Kingdom government will initiate a process to leave the EU (often referred to as “Brexit”).  The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated.

Our customers also expect that we comply with regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certifications or adhere to standards established by third parties, such as the SSAE 16, SOC1 and SOC2 audit processes, and may demand that they be provided a report from our auditors that we are in compliance. If we are unable to maintain these certifications or meet these standards, it could adversely affect our customers’ demand for our service and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance. Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

We depend and rely upon SaaS applications from third parties to operate our business and interruptions or performance problems with these technologies may adversely affect our business and operating results.

We rely heavily on SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our software solutions.

We rely on computer hardware purchased or leased and software licensed from third parties in order to deliver our software solutions. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delaying or preventing our ability to provide our software solutions until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our software solutions could result in errors or a failure, which could damage our reputation, impede our ability to provide our platform or process information, and adversely affect our business and results of operations.

We face exposure to foreign currency exchange rate fluctuations that could harm our results of operations.

We conduct transactions, particularly intercompany transactions, in currencies other than the U.S. dollar, primarily the British pound and the Euro. As we grow our international operations, we expect the amount of our revenues that are denominated in foreign currencies to increase in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

Additionally, as a result of Brexit, global markets and foreign currencies have been adversely impacted.  In particular, the value of the British pound has declined as compared to the U.S. dollar and other currencies.  This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur.  A significantly weaker British pound compared to the U.S. dollar could have a negative effect on our business, financial condition and results of operations.

We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. Obtaining the necessary authorizations, including any required license, for a particular export or sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. The U.S. export control laws and economic sanctions laws prohibit the export, reexport or transfer of specific products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provided to U.S. sanctions targets, our solutions could be sold by resellers or could be used by persons in sanctioned countries despite such precautions. Failure to comply with the U.S. export control, sanctions and import laws could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges; fines, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties.

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement or access our solutions in those countries. Changes in our solutions or changes in export, sanctions and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from accessing our solutions or, in some cases, preventing the export or import of our solutions to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such transactions.

On August 31, 2016, we completed our acquisition of Runbook. In addition, we may evaluate and consider potential strategic transactions, including mergers with or into other companies, and acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.

The Runbook acquisition or any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, such as Runbook, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, Runbook offers an on-premise solution to its customers. If we are unable to migrate those customers to our cloud solution or if we are unable to integrate Runbook’s on-premise software with our platform, our business may be adversely affected. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;
•	use cash that we may need in the future to operate our business;
•	incur large charges or substantial liabilities;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Changes in laws and regulations related to the Internet and cloud computing or changes to Internet infrastructure may diminish the demand for our solutions, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Regulators in some industries have also adopted, and may in the future adopt regulations or interpretive positions regarding the use of SaaS and cloud computing solutions. For example, some financial services regulators have imposed guidelines for the use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to utilizing such software. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based solutions and services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our solutions could decline.

Incorrect or improper implementation or use of our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our platform is deployed in a wide variety of technology environments and into a broad range of complex workflows. Our platform has been integrated into large-scale, enterprise-wide technology environments, and specialized use cases, and our success depends on our ability to implement our platform successfully in these environments. We often assist our customers in implementing our platform, but many customers attempt to implement even complex deployments themselves or use a third-party service firm. If we or our customers are unable to implement our platform successfully, or are unable to do so in a timely manner, customer perceptions of our platform and company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our platform.

Our customers and third-party resellers may need training in the proper use of our platform to maximize its potential. If our platform is not implemented or used correctly or as intended, including if customers input incorrect or incomplete financial data into our platform, inadequate performance may result. Because our customers rely on our platform to manage their financial close and other financial tasks, the incorrect or improper implementation or use of our platform, our failure to train customers on how to efficiently and effectively use our platform, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our platform.

Any failure to offer high-quality product support may adversely affect our relationships with our customers and our financial results.

In deploying and using our solutions, our customers depend on our support services team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, our business, operating results, and financial position.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our customers’ or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results.

We provide service level commitments under our customer contracts, and if we fail to meet these contractual commitments, our revenues could be adversely affected.

Our customer agreements typically provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.

Seasonality could cause our operating results and financial metrics to fluctuate from quarter to quarter and make them more difficult to predict.

We typically add fewer customers in the first quarter of the year than other quarters. We also experience a higher volume of sales at the end of each quarter and year, which is often the result of buying decisions by our customers. Seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreements. We may also increase expenses in a period in anticipation of future revenues. Changes in the number of customers and users in different periods will cause fluctuations in our financial metrics and, to a lesser extent revenues. Those changes and fluctuations in our expenses will affect our results on a quarterly basis, and will make forecasting our future operating results and financial metrics difficult.

Our international operations subject us to potentially adverse tax consequences.

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2015, we had federal and State of California net operating loss carryforwards, or NOLs, of $70.3 million and $65.6 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after this offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction and are subject to change from time to time. Some jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced major earthquakes in the past. Significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major earthquake or catastrophic event.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2016, we had goodwill and intangible assets with a net book value of $242 million related to the acquisitions of BlackLine Systems, Inc. and Runbook Company B.V. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property, or our products or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•	any major change in our board of directors or management;
•	sales of shares of our common stock by us or our stockholders;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition and cash flows.

The Company is controlled by certain of our Principal Stockholders, whose interests may differ from those of other stockholders.

As of November 30, 2016, our Principal Stockholders beneficially owned, in the aggregate, approximately 76.9% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders will be entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by independent directors constituting a majority of our independent directors in a vote in which only independent directors participate.

Under the Stockholders’ Agreement and subject to our amended and restated certificate of incorporation and amended and restated bylaws and applicable law, for so long as the Principal Stockholders collectively own or hold of record, directly or indirectly, in the aggregate at least 40% of their collective “Post-IPO Shares” (as defined in the Stockholders’ Agreement), as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization, the following actions will require the approval of our board of directors, including the affirmative vote of at least two directors designated by Silver Lake Sumeru:

•	any voluntary liquidation, winding up or dissolution or any action relating to a voluntary bankruptcy, reorganization or recapitalization of the company or its subsidiaries;
•	certain dispositions of assets in excess of $50 million or entry into joint ventures requiring a capital contribution in excess of $50 million, in each case, by the company or its subsidiaries;
•	fundamental changes in the nature of the company’s or its subsidiaries’ existing lines of business or the entry into a new significant line of business;
•	any amendments to the company’s amended and restated certificate of incorporation and amended and restated bylaws;
•	incurrence of indebtedness in excess of $150 million;
•	appointment or termination of the Chief Executive Officer; and

•	change of control transactions.

Following our initial public offering, the Principal Stockholders are able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and will be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Further, our amended and restated certificate of incorporation provide that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply to Silver Lake Sumeru, Iconiq, their respective affiliates or the directors they designate, pursuant to their rights under the Stockholders’ Agreement in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. Accordingly, these directors will have the rights to pursue business opportunities that may be of interest to the company and which they would otherwise need to provide to the company.

Although we do not expect to rely on the “controlled company” exemption, we are a “controlled company” within the meaning of the stock exchange rules and we qualify for exemptions from certain corporate governance requirements.

Because our Principal Stockholders collectively own a majority of our outstanding common stock, we are considered a “controlled company” as that term is set forth in the stock exchange rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:

•	the requirement that a majority of its board of directors consist of independent directors;
•

the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and

•	the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a “controlled company.” Although we qualify as a “controlled company,” we do not expect to rely on this exemption and intend to fully comply with all corporate governance requirements under the stock exchange rules. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange rules regarding corporate governance.

A substantial number of the outstanding shares of our capital stock are restricted from immediate resale but may be sold in the near future.  The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our common stock.   Our executive officers, directors and the holders of substantially all of our common stock and securities convertible into or exchangeable for our common stock have entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our common stock until April 26, 2017.  Goldman, Sachs & Co. and J.P. Morgan Securities LLC, however, on behalf of the underwriters, may permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the end of the lock-up period. As a result of these agreements and the provisions of Rule 144 or Rule 701 under the Securities Act, all shares of our common stock will be available for sale in the public market beginning on April 26, 2017, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy.

Following the expiration of the market standoff and lock-up agreements referred to above, certain stockholders can require us to register shares of our capital stock owned by them for public sale in the United States.  In addition, we filed a registration statement to register shares of our common stock reserved for future issuance under our equity incentive plans.  As a result, subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our common stock issued upon exercise of outstanding options to purchase shares of our common stock will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

Provisions of our corporate governance documents could make an acquisition of the company more difficult and may impede attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law, or DGCL, contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

•

we have authorized but unissued shares of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;

•	we have a classified board of directors with staggered three-year terms;
•

stockholder action by written consent will be prohibited from and after the date on which the Principal Stockholders beneficially own, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;

•

for as long as the Principal Stockholders beneficially own, in the aggregate, at least 40% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our amended and restated bylaws or our amended and restated certificate of incorporation by our stockholders will require the affirmative vote of 60% of the voting power of our stock entitled to vote thereon, voting together as a single class and at any time when the Principal Stockholders beneficially own, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our amended and restated bylaws or of certain provisions of our amended and restated certificate of incorporation by our stockholders will require the affirmative vote of the holders of at least 75% of the voting power of our stock entitled to vote thereon, voting together as a single class outstanding; and

•

stockholders are required to comply with advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, that such advance notice procedures will not apply to the Principal Stockholders at any time such person or entity owns in the aggregate at least 10% of the voting power of our stock entitled to vote generally in the election of directors.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” until the last day of the fiscal year following the five-year anniversary of the completion of this offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the five-year anniversary, we would cease to be an “emerging growth company” as of the following December 31.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We will be required to disclose changes made in our internal control and procedures on a quarterly basis and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of this offering. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is restricted by our current credit facility and may be prohibited or limited by the terms of our current and future debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, or (4) any action asserting a claim against us that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we granted to our officers, directors, employees, consultants, and other service providers options to purchase an aggregate of 96,050 shares of common stock under our 2014 Equity Incentive Plan at an exercise price of $16.00.

During the three months ended September 30, 2016, we issued and sold to 31 employees and other service providers an aggregate of 393,563 shares of common stock upon exercise of options under our 2014 Equity Incentive Plan at a weighted average exercise price of $5.24 per share for aggregate gross cash proceeds of $1.9 million.

In September 2016, we issued 192,187 shares of our common stock to Runbook employees at $16.00 per share, for aggregate gross cash proceeds of $3.1 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

The offers, sales and issuances of the securities described in this Item 4 were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

On October 27, 2016, the Registration Statement on Form S-1 (File No. 333-213899) for our initial public offering was declared effective by the SEC. On November 2, 2016, we closed the initial public offering and sold 9,890,000 shares of our common stock at a public offering price of $17.00 per share for an aggregate offering price of approximately $168.1 million. Upon completion of the sale of the shares of our common stock, our initial public offering terminated.

The underwriters for our initial public offering were Goldman, Sachs & Co., J.P. Morgan Securities LLC, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Raymond James and Associates, Inc., William Blair & Company, L.L.C. and Robert W. Baird & Co. Incorporated. We paid to the underwriters of our IPO underwriting discounts and commissions totaling approximately $11.8 million and incurred estimated offering expenses of approximately $4.7 million. Thus, the net offering proceeds, after deducting underwriting discounts and commission and other offering expenses, were approximately $151.7 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated October 27, 2016, pursuant to Rule 424(b)(4) of the Securities Act. On November 3, 2016, we repaid in full a total of $67.7 million outstanding debt under the credit facility, which included principal, interest, and prepayment penalties.

ITEM 6.	Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlackLine, Inc.

By:	/s/ Therese Tucker
Therese Tucker
Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2016

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: December 12, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.
3.3	Amended and Restated Bylaws of the Registrant.
4.1	Specimen Common Stock Certificate of the Company.	S-1	333-213899	4.1	September 30, 2016
4.2	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.
4.3	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.
10.1	Third Amendment to Credit Agreement, by and between the Registrant, the lenders party thereto and Obsidian Agency Services, Inc., dated as of August 30, 2016.	S-1	333-213899	10.5	September 30, 2016
10.2+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.3+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.4	September 30, 2016
10.4+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.19	September 30, 2016
10.5+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.6+	Confirmatory Offer Letter, by and between the Registrant and Chris Murphy, dated as of September 29, 2016.	S-1	333-213899	10.21	September 30, 2016
10.7+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.8+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.9+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BlackLine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.