Form 10-Q
period 2017-03-31
BLACKLINE, INC.
filed 2017-05-12
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2017 was 51,369,802.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainties.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole, references to “Silver Lake Sumeru” refers to either or both of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati collectively as our Principal Stockholders.

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,448	$22,118
Marketable securities	77,868	83,130
Accounts receivable, net	43,889	42,294
Deferred sales commissions	9,533	9,667
Prepaid expenses and other current assets	7,777	6,614
Total current assets	162,515	163,823
Capitalized software development costs, net	5,049	4,591
Property and equipment, net	11,274	11,318
Intangible assets, net	50,788	54,118
Goodwill	185,138	185,138
Other assets	1,471	1,449
Total assets	$416,235	$420,437
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,269	$7,165
Accrued expenses and other current liabilities	15,719	18,931
Deferred revenue	88,347	80,360
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	110,343	108,464
Common stock warrant liability	12,380	11,380
Contingent consideration	3,323	3,230
Deferred tax liabilities, net	1,100	1,262
Deferred revenue, noncurrent	2,400	2,373
Other long-term liabilities	2,343	2,318
Total liabilities	131,889	129,027
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	513	513
Additional paid-in capital	380,288	378,272
Accumulated other comprehensive loss	(39)	(41)
Accumulated deficit	(96,416)	(87,334)
Total stockholders' equity	284,346	291,410
Total liabilities and stockholders' equity	$416,235	$420,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Subscription and support	$37,051	$25,328
Professional services	1,583	1,233
Total revenues	38,634	26,561
Cost of revenues
Subscription and support	7,777	5,961
Professional services	1,455	979
Total cost of revenues	9,232	6,940
Gross profit	29,402	19,621
Operating expenses
Sales and marketing	23,496	18,169
Research and development	5,948	5,272
General and administrative	8,253	5,979
Total operating expenses	37,697	29,420
Loss from operations	(8,295)	(9,799)
Other income (expense)
Interest income	224	4
Interest expense	(4)	(865)
Change in fair value of the common stock warrant liability	(1,000)	—
Other expense, net	(780)	(861)
Loss before income taxes	(9,075)	(10,660)
Benefit from income taxes	(65)	(1,325)
Net loss	$(9,010)	$(9,335)
Net loss per share, basic and diluted	$(0.18)	$(0.23)
Weighted average common shares outstanding, basic and diluted	51,282	40,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(9,010)	$(9,335)
Other comprehensive income
Net change in unrealized gain on marketable securities, net of tax of $0	2	—
Other comprehensive income	2	—
Comprehensive loss	$(9,008)	$(9,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

				Accumulated
	Common Stock		Additional	Other
	Shares Outstanding	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2016	51,277,964	$513	$378,272	$(41)	$(87,334)	$291,410
Adjustment for change in accounting policy for stock option forfeitures	—	—	72	—	(72)	—
Balance at January 1, 2017	51,277,964	513	378,344	(41)	(87,406)	291,410
Stock option exercises	7,150	—	65	—	—	65
Stock-based compensation	—	—	1,879	—	—	1,879
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(9,010)	(9,010)
Balance at March 31, 2017	51,285,114	$513	$380,288	$(39)	$(96,416)	$284,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(9,010)	$(9,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,791	4,111
Accretion of debt discount and accrual of paid in kind interest	—	481
Change in fair value of common stock warrant liability	1,000	—
Change in fair value of contingent consideration	93	62
Stock-based compensation	1,849	1,625
(Accretion)/amortization of purchase discounts/premiums on marketable securities, net	63	—
Deferred income taxes	(162)	(1,402)
Changes in operating assets and liabilities:
Accounts receivable	(1,595)	(1,499)
Deferred sales commissions	134	242
Prepaid expenses and other current assets	(1,163)	(1,017)
Other assets	(22)	(757)
Accounts payable	(3,253)	1,421
Accrued expenses and other current liabilities	(2,469)	(2,031)
Deferred revenue	8,014	3,800
Other long-term liabilities	25	(352)
Net cash used in operating activities	(1,705)	(4,651)
Cash flows from investing activities
Proceeds from maturities of marketable securities	5,200	—
Capitalized software development costs	(1,083)	(807)
Purchases of property and equipment	(488)	(409)
Net cash provided by (used in) investing activities	3,629	(1,216)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	4,840
Principal payments on capital lease obligations	(549)	(124)
Payments of initial public offering costs	(110)	(725)
Proceeds from exercises of stock options	65	135
Net cash provided by (used in) financing activities	(594)	4,126
Net increase (decrease) in cash and cash equivalents	1,330	(1,741)
Cash and cash equivalents, beginning of period	22,118	15,205
Cash and cash equivalents, end of period	$23,448	$13,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Non-cash financing and investing activities
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities	$45	$35
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$445	$236
Stock-based compensation capitalized for software development	$30	$22
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,617
Term loan issuance costs	$—	$80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BlackLine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Company overview

BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered primarily as Software as a Service (“SaaS”).  The Company’s solutions enable its customers to address various aspects of their financial close process including account reconciliations, variance analysis of account balances, journal entry capabilities, and certain types of data matching capabilities.

The Company is headquartered in Los Angeles, California and has offices in Chicago, Atlanta, New York, Vancouver, London, Paris, Frankfurt, Sydney, Melbourne, Kuala Lumpur, Netherlands, Poland, Singapore, and South Africa.

Note 2 – Basis of presentation, significant accounting policies and recently-issued accounting pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 10, 2017.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

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

Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.  During the three months ended March 31, 2017, the Company adopted the new stock compensation guidance and changed its policy to account for forfeitures when they occur and record income tax benefits related to stock awards in the statement of operations, subject to the need for a deferred tax asset valuation allowance – See Recently Issued Accounting Pronouncements.

Recently-issued accounting standards

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

In March 2016, the FASB issued new guidance to simplify various aspects relating to accounting for stock-based compensation and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters.  The guidance was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  The Company adopted this guidance during the first quarter ended March 31, 2017.  Upon adoption, the Company changed an accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate.  The impact of this change in policy increased the Company’s accumulated deficit and additional paid-in capital by $0.1 million as of January 1, 2017.  The new guidance also requires the Company to record, on a prospective basis, the income tax effects of stock-based compensation awards in the income statement as discrete items, subject to deferred tax asset valuation allowance considerations, in the reporting period in which they occur, which will increase volatility in the Company’s income tax provision in the future to the extent that the Company is able to realize the tax benefits. In addition, upon adoption previously unrecognized tax benefits were recorded as an adjustment to accumulated deficit, subject to assessment for the need for a deferred tax asset valuation allowance, as of January 1, 2017. The Company had $36.7 million of net operating losses related to tax benefits for stock-based compensation awards as of December 31, 2016 which were not recorded as deferred tax assets. As the Company has a full valuation allowance against its deferred tax assets, the adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In November 2016, the FASB issued guidance which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company’s restricted cash as of March 31, 2017 and December 31, 2016 was $0.4 million and therefore, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated statements of cash flows.

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

In March 2017, the FASB issued guidance which shortens the amortization period for certain purchased callable debt securities held at a premium.  Under this new guidance, an entity would shorten the amortization period of the premium to the earliest call date.  This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted, including adoption in an interim period.  The Company has not determined the impact of this guidance on its consolidated financial statements.

Note 3 – Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. Treasury bonds	$29,718	$—	$(9)	$29,709
Corporate bonds	25,504	2	(18)	25,488
Commercial paper	10,387	—	—	10,387
Asset-backed securities	12,298	—	(14)	12,284
	$77,907	$2	$(41)	$77,868

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. Treasury bonds	$29,742	$—	$(17)	$29,725
Corporate bonds	25,522	—	(21)	25,501
Commercial paper	15,554	—	—	15,554
Asset-backed securities	12,353	—	(3)	12,350
	$83,171	$—	$(41)	$83,130

Gross realized gains and losses on marketable securities and net gains and losses reclassified from accumulated other comprehensive loss to earnings were not material for the three months ended March 31, 2017.

The Company’s marketable securities have a contractual maturity of less than four years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$61,372	$61,356
Due after 1 year through 4 years	16,535	16,512
	$77,907	$77,868

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$49,371	$49,363
Due after 1 year through 4 years	33,800	33,767
	$83,171	$83,130

Note 4 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued salaries and employee benefits	$7,402	$11,589
Accrued income and other taxes payable	1,275	1,553
Short-term portion of capital lease	442	992
Accrued commissions to third-party partners	2,123	2,081
Accrued initial public offering costs	—	110
Accrued professional services costs	913	454
Short-term tenant improvement allowance	341	341
Other accrued expenses	3,223	1,811
	$15,719	$18,931

Note 5 – Fair value measurements

As of March 31, 2017 and December 31, 2016, the carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair values due to the short-term nature of such instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,215	$—	$—	$12,215
Commercial paper	—	5,196	—	5,196
Marketable securities
U.S. Treasury bonds	29,709	—	—	29,709
Corporate bonds	—	25,488	—	25,488
Commercial paper	—	10,387	—	10,387
Asset-backed securities	—	12,284	—	12,284
Total assets	$41,924	$53,355	$—	$95,279
Liabilities
Common stock warrant liability	$—	$—	$12,380	$12,380
Contingent consideration	—	—	5,331	5,331
Total liabilities	$—	$—	$17,711	$17,711

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,936	$—	$—	$18,936
Marketable securities
U.S. Treasury bonds	29,725	—	—	29,725
Corporate bonds	—	25,501	—	25,501
Commercial paper	—	15,554	—	15,554
Asset-backed securities	—	12,349	—	12,349
Total assets	$48,661	$53,404	$—	$102,065
Liabilities
Common stock warrant liability	$—	$—	$11,380	$11,380
Contingent consideration	—	—	5,238	5,238
Total liabilities	$—	$—	$16,618	$16,618

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2017.

The following table summarizes the changes in the common stock warrant liability and contingent consideration liability (in thousands) for the three months ended March 31, 2017 and 2016:

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of December 31, 2016	$5,238	$11,380
Change in fair value	93	1,000
Fair value as of March 31, 2017	$5,331	$12,380

	Contingent	Common Stock
	Consideration	Warrant Liability
Fair value as of December 31, 2015	$4,867	$5,500
Change in fair value	62	—
Fair value as of March 31, 2016	$4,929	$5,500

Note 6 – Commitments and contingencies

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

Contingent Consideration - On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $5.3 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively.

Litigation - From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings, nor is it aware of any pending or threatened litigation, that would have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnification - In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. As of March 31, 2017 and December 31, 2016, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Stock options

Stock-based compensation expense for stock option awards was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$250	$141
Sales and marketing	660	672
Research and development	83	161
General and administrative	856	651
	$1,849	$1,625

Note 8 – Income taxes

The Company used an effective tax rate approach for calculating its tax benefit for the three months ended March 31, 2017 and 2016.  The effective tax rate for the three months ended March 31, 2017 of 0.7% differed from the U.S. federal statutory rate of 34% primarily because of state taxes, net of federal benefit, the valuation allowance for U.S. federal and state income taxes, and foreign taxes.  The effective tax rate for the three months ended March 31, 2016 of 12.4% differed from the U.S. federal statutory rate of 34% primarily as a result of state taxes, net of federal benefit, foreign taxes and a valuation allowance on State of California net deferred tax assets.  The income tax benefit for the 2016 period was a result of the absorption of deferred tax liabilities recorded as a result of the 2013 Acquisition.

Taxes for international operations were not material for the three months ended March 31, 2017 and 2016.

Note 9 – Net loss per share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. As the Company has net losses for the periods presented all potentially dilutive common stock, which are comprised of stock options and warrants, are anti-dilutive.

As of March 31, 2017 and 2016, the following potentially dilutive shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive:

	March 31,
	2017	2016
Options to purchase common stock	6,553,074	5,974,836
Common stock warrants	499,999	499,999
Total shares excluded from net loss per share	7,053,073	6,474,835

Note 10 - Business combinations

On August 31, 2016, the Company acquired Runbook Company B.V., a Netherlands-based provider of licensed financial close automation software and integration for SAP customers, or Runbook, which the Company refers to as the “Runbook Acquisition.”  The primary purpose of the Runbook Acquisition was to enhance our position as a leading provider of software solutions to automate the financial close process for SAP customers and secondarily it supports our European expansion strategy.

The following table presents the Company’s unaudited pro forma information for the three months ended March 31, 2016 as if the acquisition occurred on January 1, 2015 (in thousands):

Three Months Ended
March 31, 2016
Pro forma total revenues	$28,291
Pro forma net loss	(9,800)
Pro forma net loss per share, basic and diluted	(0.24)

The pro forma results reflect certain adjustments for the depreciation and amortization of the fair value of the intangible assets acquired and related tax adjustments.  Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor is it indicative of the future operating results of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2017 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

As of March 31, 2017, we had more than 1,800 customers with over 170,000 users in over 130 countries exclusive of our acquisition of Runbook Company B.V. (“Runbook”), a Netherlands based provider of financial close automation software and integration solutions for SAP customers, on August 31, 2016 (the “Runbook Acquisition”). We continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers and resellers.

We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. BlackLine Systems, Inc. funded its business with investments from our founder and cash flows from operations until September 3, 2013.  On September 3, 2013, we acquired BlackLine Systems, Inc., and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “2013 Acquisition.” The 2013 Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the 2013 Acquisition.

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

We sell our platform primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the three months ended March 31, 2017, revenues from our customers under this agreement accounted for $6.8 million, or approximately 18%, of our total revenues. Additionally, we are expanding our channel of resellers, particularly in markets outside of the United States.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the three months ended March 31, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products. We have historically signed a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is minimal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.

For the three months ended March 31, 2017 and 2016, we had revenues of $38.6 million and $26.6 million, respectively, and we incurred net losses of $9.0 million and $9.3 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Each of the metrics below exclude the impact of the Runbook Acquisition.

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,
	2016	2016	2016	2016	2017
Dollar-based net revenue retention rate	120%	119%	118%	116%	117%
Number of customers (as of end of period)	1,411	1,523	1,625	1,758	1,850
Number of users (as of end of period)	137,341	147,466	156,774	166,903	171,423

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

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the three months ended March 31, 2017 and 2016, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business.  We are also beginning to sell an increasing number of non-user based strategic products.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
Non-GAAP Revenues	$38,634	$26,561
Non-GAAP Gross Profit	$31,356	$21,296
Non-GAAP Gross Margin	81.2%	80.2%
Non-GAAP Net Loss	$(2,900)	$(5,893)

Non-GAAP Revenues.  Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Runbook Acquisition.  The impact of purchase accounting reduced recorded GAAP revenues during the quarters ended September 30, 2016 and December 31, 2016, but did not impact GAAP revenues for the three months ended March 31, 2017 and 2016.  We believe that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustment to Runbook revenues to allow for a direct comparison of revenues between periods.

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as non-GAAP revenues less GAAP cost of revenue adjusted for the impact of purchase accounting resulting from the Runbook Acquisition, the amortization of acquired developed technology resulting from the 2013 Acquisition and the Runbook Acquisition and stock-based compensation.  Non-GAAP gross margin is defined as non-GAAP gross profit divided by non-GAAP revenues.  We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Loss.  Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to the 2013 Term Loan, accretion of warrant discount relating to warrants issued in connection with the 2013 Term Loan, the change in the fair value of contingent consideration and the change in fair value of the common stock warrant liability.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net loss:

	Three Months Ended
	March 31,
	2017	2016
Non-GAAP Revenues:
Revenues	$38,634	$26,561
Purchase accounting adjustment to revenues*	—	—
Total Non-GAAP Revenues	$38,634	$26,561
Non-GAAP Gross Profit:
Gross profit	$29,402	$19,621
Purchase accounting adjustment to revenues*	—	—
Amortization of developed technology	1,704	1,534
Stock-based compensation expense	250	141
Total Non-GAAP Gross Profit	$31,356	$21,296
Gross Margin	76.1%	73.9%
Non-GAAP Gross Margin	81.2%	80.2%
Non-GAAP Net Loss:
Net Loss	$(9,010)	$(9,335)
Benefit from income taxes	(162)	(1,402)
Purchase accounting adjustment to revenues*	—	—
Amortization of intangibles	3,330	3,023
Stock-based compensation expense	1,849	1,625
Accretion of debt discount	—	65
Accretion of warrant discount	—	69
Change in fair value of contingent consideration	93	62
Change in fair value of the common stock warrant liability	1,000	—
Total Non-GAAP Net Loss	$(2,900)	$(5,893)

*  The purchase accounting adjustment for the quarter ended March 31, 2017 related to the Runbook Acquisition was not meaningful and was thus not presented.  The Company is presenting non-GAAP net revenues for consistency with prior presentations.

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenues
Subscription and support	$37,051	$25,328
Professional services	1,583	1,233
Total revenues	38,634	26,561
Cost of revenues
Subscription and support	7,777	5,961
Professional services	1,455	979
Total cost of revenues	9,232	6,940
Gross profit	29,402	19,621
Operating expenses
Sales and marketing	23,496	18,169
Research and development	5,948	5,272
General and administrative	8,253	5,979
Total operating expenses	37,697	29,420
Loss from operations	(8,295)	(9,799)
Other income (expense)
Interest income	224	4
Interest expense	(4)	(865)
Change in fair value of the common stock warrant liability	(1,000)	—
Other expense, net	(780)	(861)
Loss before income taxes	(9,075)	(10,660)
Benefit from income taxes	(65)	(1,325)
Net loss	$(9,010)	$(9,335)

Comparison of Three Months Ended March 31, 2017 and 2016

Total Revenues

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Subscription and support	$37,051	$25,328
Professional services	1,583	1,233
Total revenues	$38,634	$26,561

	March 31,
	2017	2016
Number of customers (as of end of period)*	1,850	1,411
Number of users (as of end of period)*	171,423	137,341
* Exclusive of the Runbook Acquisition

Total revenues increased by $12.1 million, or 45%, for the three months ended March 31, 2017 as compared to the corresponding 2016 period primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers. The total number of customers increased by 31% while the total number of users increased by 25% between March 31, 2016 and March 31, 2017.

Total cost of revenues

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
Subscription and support	$7,777	$5,961
Professional services	1,455	979
Total cost of revenues	9,232	6,940
Gross Margin	76.1%	73.9%

Total cost of revenues increased by $2.3 million, or 33%, during the three months ended March 31, 2017 as compared to the corresponding 2016 period primarily due to a $1.8 million increase in salaries, benefits and stock-based compensation, a $0.2 million increase in amortization of capitalized software costs and a $0.2 million increase in amortization of developed technology.  Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 42% between March 31, 2016 and 2017.  Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition.

The improvement in gross margin during the three months ended March 31, 2017 as compared to the corresponding 2016 period was primarily the result of amortization of developed technology associated with the 2013 Acquisition included in our cost of revenues which is a fixed cost each period.  Accordingly, an increase in revenues resulted in an improvement in our gross margin.

Sales and marketing

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$23,496	$18,169
Percentage of total revenues	60.8%	68.4%

Sales and marketing expenses increased by $5.3 million, or 29%, during the three months ended March 31, 2017 as compared to the corresponding 2016 period primarily due to a $3.3 million increase in salaries, sales commissions and incentives, a $0.9 million increase in commissions payable to third parties that refer customers to us, a $0.4 million increase in advertising and trade shows, and a $0.3 million increase in travel and related costs. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth.  Our sales and marketing headcount increased by 38% between March 31, 2016 and 2017.  The increase in commissions payable to third parties was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel and related costs have increased due to expansion of our sales organization.

Research and development

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
Research and development	$5,948	$5,272
Percentage of total revenues	15.4%	19.8%

Research and development expenses increased by $0.7 million, or 13%, during the three months ended March 31, 2017 as compared to the corresponding 2016 period primarily due to a $0.8 million increase in salaries and benefits and a $0.3 million increase in services provided by third-party contractors.  These increases were partially offset by a decrease in capitalized costs related to software development of $0.3 million.  Our research and development headcount increased by 39% between March 31, 2016 and 2017.  The additional headcount and number of third-party contractors were used to further maintain, enhance and develop our platform.

General and administrative

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
General and administrative	$8,253	$5,979
Percentage of total revenues	21.4%	22.5%

General and administrative expenses increased by $2.3 million, or 38%, during the three months ended March 31, 2017 as compared to the corresponding 2016 period primarily due to a $1.4 million increase in outside services and a $0.5 million increase in salaries, benefits and stock-based compensation.  The increase in outside services comprised primarily of legal, accounting and consulting costs associated with being a public company.  The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in headcount. Our general and administrative headcount increased by 35% between March 31, 2016 and 2017.

Interest income

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Interest income	$224	$4

Interest income increased by $0.2 million during the three months ended March 31, 2017 as compared to the corresponding 2016 period due to interest earned from investments in marketable securities.  In November 2016, we completed our initial public offering and used a portion of the proceeds to invest in marketable securities.

Interest expense

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Interest expense	$(4)	$(865)

Interest expense decreased by $0.9 million during the three months ended March 31, 2017 as compared to the 2016 corresponding period due to the termination of our credit facility and associated repayment of term loans in November 2016.

Change in fair value of common stock warrant liability

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Change in fair value of common stock warrant liability	$(1,000)	$—

We value our common stock warrants using a binomial lattice model.  The primary input into the binomial lattice model is the fair value of our common stock.  The fair value of our common stock increased by approximately 8% between

January 1, 2017 and March 31, 2017 increasing our common stock liability by $1.0 million or 9%.  There was no significant change in the value of our common stock during the three months ended March 31, 2016.

Benefit from income taxes

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Benefit from income taxes	$(65)	$(1,325)

The effective tax rate for the three months ended March 31, 2017 of 0.7% differs from the U.S. federal statutory rate of 34% primarily as a result of the valuation allowance for U.S. federal and state income taxes. The effective tax rate for the three months ended March 31, 2016 of 12.4% differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, net of federal benefit, foreign taxes and a valuation allowance on State of California net deferred tax assets.  We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of its deferred tax liabilities, is not more likely than not. The income tax benefit for the 2016 period is a result of the absorption of deferred tax liabilities recorded as a result of the 2013 Acquisition.  Taxes for international operations are not material for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity were $101.3 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(1,705)	$(4,651)
Net cash provided by (used in) investing activities	3,629	(1,216)
Net cash provided by (used in) financing activities	(594)	4,126

Net Cash Used in Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as a substantial amount of non-cash charges incurred by us.  Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest expense related to accretion and write-off of debt discounts, paid in kind interest, and deferred taxes.

For the three months ended March 31, 2017, cash used in operations was $1.7 million resulting from our net loss of $9.0 million offset by net non-cash expenses of $7.6 million, and net cash flow used through changes in operating assets and liabilities of $0.3 million.  The $0.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $8.0 million increase in deferred revenue as a result of the growth of our customer and user base which are billed in advance of our revenue recognition.  This change in our operating assets and liabilities was partially offset by a $3.3 million decrease in accounts payable, a $2.5 million decrease in accrued expenses primarily associated with payments of 2016 employee bonuses during the quarter and a $1.6 million increase in accounts receivable due to the growth of our customer and user base.

For the three months ended March 31, 2016, cash used in operations was $4.7 million resulting from our net loss of $9.3 million offset by net non-cash expenses of $4.9 million, and net cash flow used through changes in operating assets and liabilities of $0.2 million.  The $0.2 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $3.8 million increase in deferred revenue as a result of the growth of our customer and user base which are billed in advance of our revenue recognition.  This change in our operating assets and liabilities was partially offset by a $2.0 million decrease in accrued expenses primarily associated with payments of 2015 employee bonuses during the quarter and a $1.5 million increase in accounts receivable due to the growth of our customer and user base.

Net Cash Used in Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the three months ended March 31, 2017, cash provided by investing activities was $3.6 million as a result of $5.2 million in maturities of marketable securities, offset by $1.1 million in payments of costs related to capitalized software development activities and $0.5 million in purchases of property and equipment.

For the three months ended March 31, 2016, we used $1.2 million in cash primarily as a result of $0.8 million in payments of costs related to capitalized software development activities.  During the three months ended March 31, 2016, we also purchased $0.4 million of property and equipment.

Net Cash Provided By (Used in) Financing Activities

For the three months ended March 31, 2017, cash used in financing activities was $0.6 million primarily as a result of $0.5 million of principal payments on capital lease obligations.

For the three months ended March 31, 2016, financing activities provided $4.1 million in cash primarily as a result of proceeds from our 2016 term loan, net of issuance costs, of $4.8 million issued in March 2016.  These proceeds were largely offset by payments of $0.7 million for initial public offering costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$16,270	$4,806	$6,038	$3,790	$1,636
Purchase obligations	1,353	1,353	—	—	—
Capital lease obligations	442	442	—	—	—
	$18,065	$6,601	$6,038	$3,790	$1,636

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of March 31, 2017, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 provides a more complete discussion of our critical accounting policies and estimates.

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

We had cash and cash equivalents and marketable securities of $101.3 million as of March 31, 2017. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2017 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the timer periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the last day of the period covered by this Quarterly Report.  Based on this evaluation, our principal executive officer and principal financial offer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.   If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected.  In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred net losses in recent periods, including $9.0 million and $9.3 million for the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $96.4 million at March 31, 2017. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 as of December 31, 2013 to 640 as of March 31, 2017 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the three months ended March 31, 2017, revenues from our customers that use an SAP ERP solution accounted for $6.8 million, or approximately 18%, of our total revenues.  For the year ended December 31, 2016, revenues from our customers under this agreement accounted for $20.7 million, or approximately 17%, of our total revenues.  If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

If our security controls are breached or unauthorized or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.

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

We incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. If a high profile security breach occurs with respect to another software as a service, or SaaS, provider, our clients and potential clients may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.  From time to time, we experience cyber security events including directed “phishing” attacks against our employees, web attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. There can be no assurances that our defensive measures will prevent cyber-attacks and any incidents could damage our brand and reputation and negatively impact our business.

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

We previously identified material weaknesses in our internal control over financial reporting.  Although we believe these material weaknesses have since been remediated, we may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future and may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, provide a management report on internal control over financial reporting. During 2015, we identified material weaknesses in our internal control over financial reporting. Although we have remediated these material weaknesses as of December 31, 2016, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From January 1, 2014 to March 31, 2017, our sales and marketing teams increased from 68 to 317 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 19% of our revenues from sales outside the United States in the three months ended March 31, 2017, and we derived approximately 16% of our revenues from sales outside of the United States in the year ended December 31, 2016.  Any international expansion efforts that we may undertake, including our acquisition of Runbook, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

In addition, the President of the United States and Congress have proposed, formally or informally, various changes, including regulatory and tax reform that would have uncertain and potentially adverse effects on our business. Potential tax reforms in the United States may result in significant changes in the rules governing United States federal income taxation. Such changes may have an adverse effect on our business, financial condition and results of operations.

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

Further, many foreign countries and governmental bodies, including the European Union, or EU, where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by companies doing business in Europe from the EU to the U.S. As a result of the October 6, 2015 European Court of Justice opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) or, the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers. We have taken certain measures to legitimize our transfers of personal data, both internally and on behalf of our customers, from the EU to the United States in the wake of the ECJ Ruling.  While we now have Privacy Shield certification and other legally recognized mechanisms in place that we believe allow for the lawful transfer of data from the EU to the U.S., it is possible that these mechanisms may be challenged or evolve to include new legal requirements that could have an impact on data transfers.  Additionally, EU and U.S. political authorities adopted the U.S. EU Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States. It is unclear at this time whether the U.S. EU Privacy Shield will serve as an appropriate means for us to transfer EU personal data from the EU to the United States.  Our means for transferring personal data from the EU may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers face a risk of enforcement actions taken by EU data protection authorities regarding data transfers from the EU to the United States.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”).  The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated.

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

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;
•	use cash that we may need in the future to operate our business;
•	incur large charges or substantial liabilities;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•	become subject to adverse tax consequences, substantial depreciation, and amortization, or deferred compensation charges.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $94.7 million and $90.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2017, we had goodwill and intangible assets with a net book value of $236 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

As of May 1, 2017, our Principal Stockholders beneficially owned, in the aggregate, approximately 78% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders will be entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by independent directors constituting a majority of our independent directors in a vote in which only independent directors participate.

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our common stock. As of March 31, 2017, there were 51,285,114 shares of our common stock outstanding and beginning on April 26, 2017, 42,224,614 shares of our common stock previously subject to the market standoff or lock-up agreements in connection with our initial public offering became eligible for sale in the public market, subject in some cases to the volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Additionally, certain stockholders can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our common stock reserved for future issuance under our equity incentive plans. As a result, subject to the satisfaction of applicable exercise periods, the shares of our common stock issued upon exercise of outstanding options to purchase shares of our common stock will be available for immediate resale in the United States in the open market.

Sales of our common stock by our current stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

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

We are an “emerging growth company,” as defined in the federal securities laws, and we have taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” until the last day of the fiscal year following the five-year anniversary of the completion of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the five-year anniversary, we would cease to be an “emerging growth company” as of the following December 31.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We will be required to disclose changes made in our internal control and procedures on a quarterly basis and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

None

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

Issuer Purchases of Equity Securities

None.

ITEM 6.	Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Therese Tucker
Therese Tucker
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2017

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