Form 10-Q
period 2017-06-30
BLACKLINE, INC.
filed 2017-08-10
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2017 was 52,470,133.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,507	$22,118
Marketable securities	83,744	83,130
Accounts receivable, net	43,525	42,294
Deferred sales commissions	9,845	9,667
Prepaid expenses and other current assets	6,927	6,614
Total current assets	167,548	163,823
Capitalized software development costs, net	5,375	4,591
Property and equipment, net	10,959	11,318
Intangible assets, net	47,455	54,118
Goodwill	185,138	185,138
Other assets	1,517	1,449
Total assets	$417,992	$420,437
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,055	$7,165
Accrued expenses and other current liabilities	16,113	18,931
Deferred revenue	88,781	80,360
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	111,957	108,464
Common stock warrant liability	—	11,380
Contingent consideration	3,419	3,230
Deferred tax liabilities, net	1,144	1,262
Deferred revenue, noncurrent	2,487	2,373
Other long-term liabilities	2,204	2,318
Total liabilities	121,211	129,027
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	525	513
Additional paid-in capital	402,859	378,272
Accumulated other comprehensive loss	(73)	(41)
Accumulated deficit	(106,530)	(87,334)
Total stockholders' equity	296,781	291,410
Total liabilities and stockholders' equity	$417,992	$420,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Subscription and support	$40,244	$27,649	$77,295	$52,977
Professional services	2,049	1,377	3,632	2,610
Total revenues	42,293	29,026	80,927	55,587
Cost of revenues
Subscription and support	8,245	6,114	16,022	12,075
Professional services	2,130	949	3,585	1,928
Total cost of revenues	10,375	7,063	19,607	14,003
Gross profit	31,918	21,963	61,320	41,584
Operating expenses
Sales and marketing	25,125	19,073	48,621	37,242
Research and development	6,009	5,193	11,957	10,465
General and administrative	8,636	5,956	16,889	11,935
Total operating expenses	39,770	30,222	77,467	59,642
Loss from operations	(7,852)	(8,259)	(16,147)	(18,058)
Other income (expense)
Interest income	244	—	468	4
Interest expense	(3)	(979)	(7)	(1,844)
Change in fair value of the common stock warrant liability	(2,490)	300	(3,490)	300
Other expense, net	(2,249)	(679)	(3,029)	(1,540)
Loss before income taxes	(10,101)	(8,938)	(19,176)	(19,598)
Provision for (benefit from) income taxes	13	(1,397)	(52)	(2,722)
Net loss	$(10,114)	$(7,541)	$(19,124)	$(16,876)
Net loss per share, basic and diluted	$(0.20)	$(0.19)	$(0.37)	$(0.41)
Weighted average common shares outstanding, basic and diluted	51,842	40,725	51,563	40,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(10,114)	$(7,541)	$(19,124)	$(16,876)
Other comprehensive income
Net change in unrealized gain on marketable securities, net of tax of $0 for the three and six months ended June 30, 2017 and 2016	(34)	—	(32)	—
Other comprehensive income	(34)	—	(32)	—
Comprehensive loss	$(10,148)	$(7,541)	$(19,156)	$(16,876)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares Outstanding	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2016	51,278	$513	$378,272	$(41)	$(87,334)	$291,410
Adjustment for change in accounting policy for stock option forfeitures	—	—	72	—	(72)	—
Balance at January 1, 2017	51,278	513	378,344	(41)	(87,406)	291,410
Net exercise of stock warrants	428	4	14,866			14,870
Stock option exercises	763	8	5,753	—	—	5,761
Stock-based compensation	—	—	3,896	—	—	3,896
Other comprehensive income	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(19,124)	(19,124)
Balance at June 30, 2017	52,469	$525	$402,859	$(73)	$(106,530)	$296,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(19,124)	$(16,876)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,699	8,334
Accretion of debt discount and accrual of paid in kind interest	—	1,212
Change in fair value of common stock warrant liability	3,490	(300)
Change in fair value of contingent consideration	189	143
Stock-based compensation	3,836	3,174
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	133	—
Deferred income taxes	(118)	(2,900)
Changes in operating assets and liabilities:
Accounts receivable	(1,231)	(1,408)
Deferred sales commissions	(178)	(61)
Prepaid expenses and other current assets	(313)	(1,063)
Other assets	(68)	30
Accounts payable	(2,487)	2,075
Accrued expenses and other current liabilities	(2,082)	(2,735)
Deferred revenue	8,535	7,751
Other long-term liabilities	(114)	(466)
Net cash provided by (used for) operating activities	167	(3,090)
Cash flows from investing activities
Purchases of marketable securities	(25,399)	—
Proceeds from maturities of marketable securities	24,620	—
Capitalized software development costs	(1,983)	(1,472)
Purchases of property and equipment	(1,118)	(902)
Net cash used for investing activities	(3,880)	(2,374)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	4,840
Principal payments on capital lease obligations	(549)	(124)
Proceeds from exercises of stock options	5,761	302
Payments of initial public offering costs	(110)	(1,112)
Net cash provided by financing activities	5,102	3,906
Net increase (decrease) in cash and cash equivalents	1,389	(1,558)
Cash and cash equivalents, beginning of period	22,118	15,205
Cash and cash equivalents, end of period	$23,507	$13,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$60	$44
Net exercise of stock warrants	$14,870	$—
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$96	$82
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$465	$76
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$1,600
Term loan issuance costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Note 2 – Basis of presentation, significant accounting policies and recently-issued accounting pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

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

Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.  During the six months ended June 30, 2017, the Company adopted the new stock compensation guidance and changed its policy to account for forfeitures when they occur and record income tax benefits related to stock awards in the statement of operations, subject to the need for a deferred tax asset valuation allowance – See Recently Issued Accounting Pronouncements.

Recently-issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In March, April, May, and December 2016, the FASB issued amendments to the new guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements and other narrow scope improvements. The Company will adopt the new revenue guidance in the first quarter of 2018 though has not yet determined whether to adopt using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the new revenue guidance on its arrangements. The Company currently believes that the new guidance will impact the amount and timing of incremental costs of obtaining a contract, such as sales commissions. The Company generally does not pay sales commissions upon contract renewal and therefore, under the new revenue guidance, the sales commissions will be recognized over an estimated customer life rather than over the non-cancelable term under current guidance. The new guidance is also expected to impact the Company’s on-premise solutions subject to current software revenue recognition guidance, as the Company may be required to recognize as revenue a portion of the contract consideration upon delivery of the software compared to the current practice of recognizing the contract consideration ratably over time for certain arrangements. The new guidance will also require incremental disclosures of the Company’s revenue arrangements.  The Company has not yet quantified the impact of these changes. Adoption of this standard will also require changes to the Company’s business processes, systems and controls to support the new revenue recognition guidance. The Company is in the process of identifying such changes.  The Company is currently considering the transition method it will apply based on an assessment of the impact to the financial statements and expects to finalize the selection of the transition method in the third quarter of 2017.

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

In November 2016, the FASB issued guidance which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The

Company’s restricted cash as of June 30, 2017 and December 31, 2016 was $0.4 million and therefore, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated statements of cash flows.

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

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under this guidance an entity should account for the effects of a modification unless all the following are met: 1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact of this guidance but does not regularly or frequently modify the terms of equity awards so the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued guidance which changes the classification analysis of certain equity-linked financial instruments or embedded features, for example warrants and convertible debt, with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This new guidance also amends existing earnings per share guidance to recognize the effect of the down round feature when it is triggered. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If the guidance is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This new guidance may be adopted on a modified retrospective approach by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period in which the guidance is effective or on a full retrospective basis. The Company’s warrants to purchase common stock which were exercised in May 2017 were liability classified and recorded at fair value each period as a result of down round features. The Company is assessing the impact of this guidance and its adoption method.

Note 3 – Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. Treasury bonds	$25,488	$—	$(36)	$25,452
Corporate bonds	31,938	—	(27)	31,911
Commercial paper	14,145	—	—	14,145
Asset-backed securities	12,246	—	(10)	12,236
	$83,817	$—	$(73)	$83,744

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. Treasury bonds	$29,742	$—	$(17)	$29,725
Corporate bonds	25,522	—	(21)	25,501
Commercial paper	15,554	—	—	15,554
Asset-backed securities	12,353	—	(3)	12,350
	$83,171	$—	$(41)	$83,130

Gross realized gains and losses on marketable securities and net gains and losses reclassified from accumulated other comprehensive loss to earnings were not material for the three and six months ended June 30, 2017.

The Company’s marketable securities have a contractual maturity of less than four years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$69,666	$69,606
Maturing between 1 year and 4 years	14,151	14,138
	$83,817	$83,744

Note 4 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued salaries and employee benefits	$8,338	$11,589
Accrued income and other taxes payable	1,147	1,553
Short-term portion of capital lease	442	992
Accrued commissions to third-party partners	2,029	2,081
Accrued initial public offering costs	—	110
Accrued professional services costs	548	454
Short-term tenant improvement allowance	341	341
Other accrued expenses	3,268	1,811
	$16,113	$18,931

Note 5 – Fair value measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$15,148	$—	$—	$15,148
Marketable securities
U.S. Treasury bonds	25,452	—	—	25,452
Corporate bonds	—	31,911	—	31,911
Commercial paper	—	14,145	—	14,145
Asset-backed securities	—	12,236	—	12,236
Total assets	$40,600	$58,292	$—	$98,892
Liabilities
Contingent consideration	—	—	5,427	5,427
Total liabilities	$—	$—	$5,427	$5,427

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,936	$—	$—	$18,936
Marketable securities
U.S. Treasury bonds	29,725	—	—	29,725
Corporate bonds	—	25,501	—	25,501
Commercial paper	—	15,554	—	15,554
Asset-backed securities	—	12,349	—	12,349
Total assets	$48,661	$53,404	$—	$102,065
Liabilities
Common stock warrant liability	$—	$—	$11,380	$11,380
Contingent consideration	—	—	5,238	5,238
Total liabilities	$—	$—	$16,618	$16,618

The following table summarizes the changes in the common stock warrant liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning fair value	$12,380	$5,500	$11,380	$5,500
Change in fair value	2,490	(300)	3,490	(300)
Exercise of stock warrants	(14,870)	—	(14,870)	—
Ending fair value	$—	$5,200	$—	$5,200

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there we be no future changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning fair value	$5,331	$4,929	$5,238	$4,867
Change in fair value	96	81	189	143
Ending fair value	$5,427	$5,010	$5,427	$5,010

Note 6 – Commitments and contingencies

Operating Leases - The Company has various non-cancelable operating leases for its corporate and international offices.  These leases expire at various times through 2024.  Certain lease agreements contain renewal options, rent abatement, and escalation clauses and entitle the Company to receive a tenant allowance from the landlord.  The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease.

Contingent Consideration - On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $5.4 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively.

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

Indemnification - In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. As of June 30, 2017 and December 31, 2016, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Stock-based compensation plans

Stock-based compensation

The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$271	$134	$521	$275
Sales and marketing	748	661	1,408	1,333
Research and development	215	173	298	334
General and administrative	753	581	1,609	1,232
	$1,987	$1,549	$3,836	$3,174

Note 8 – Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, foreign taxes, nondeductible stock option expense and changes in the Company’s valuation allowance for domestic income taxes. For the three months ended June 30, 2017 and 2016, the Company recorded $13,000 in income tax expense related to foreign taxes and $1.4 million in income tax benefit, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $52,000 and $2.7 million in income tax benefit, respectively. The income tax benefit for the 2016 period was a result of the amortization of deferred tax liabilities recorded as a result of the 2013 Acquisition.

Note 9 – Net loss per share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. As the Company has net losses for the periods presented all potentially dilutive common stock, which are comprised of stock options and warrants, are antidilutive.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders because they are antidilutive (in thousands):

	June 30,
	2017	2016
Options to purchase common stock	5,809	5,914
Common stock warrants	—	500
Total shares excluded from net loss per share	5,809	6,414

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

The following table presents the Company’s unaudited pro forma information for the three and six months ended June 30, 2016 as if the acquisition occurred on January 1, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Pro forma total revenues	$30,756	$59,047
Pro forma net loss	$(8,006)	$(17,806)
Pro forma net loss per share, basic and diluted	$(0.20)	$(0.44)

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

Note 11 – Subsequent events

On July 21, 2017, the Company modified the vesting terms of options to purchase 219,000 shares of common stock to a time-based vesting schedule. Prior to the modification the options vested solely upon a change in control of the Company. The Company expects to record approximately $5.9 million of stock-based compensation in the third quarter of 2017 and an additional $1.3 million of expense thereafter over the remaining service period.

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

As of June 30, 2017, we had more than 1,900 customers with over 178,000 users in over 130 countries exclusive of our acquisition of Runbook Company B.V., a Netherlands based provider of financial close automation software and integration solutions for SAP customers, (“Runbook”) on August 31, 2016 (the “Runbook Acquisition”). We continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers and resellers.

We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). BlackLine Systems funded its business with investments from our founder and cash flows from operations until September 3, 2013.  On September 3, 2013, we acquired BlackLine Systems, and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “2013 Acquisition.” The 2013 Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the 2013 Acquisition.

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Finance Transformation, Accounting Process Automation, Close Process Management, Balance Sheet Integrity, Intercompany Hub and Smart Close.

We sell our platform primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is a SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use a SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the three and six months ended June 30, 2017, revenues from our customers that use a SAP ERP solution accounted for $7.8 million, or 18%, and $14.7 million, or 18%, respectively, of our total revenues. Additionally, we are expanding our channel of resellers, particularly in markets outside of the United States.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the three and six months ended June 30, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

In the second quarter, we aligned our sales team to help streamline the customer experience.  Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the ability of our sales team to support new and existing customer growth and maintain customer satisfaction. In the three months ended June 30, 2017, as we continue to align our sales efforts, our dollar-based net revenue retention rate declined.

The length of our sales cycle depends on the size of the potential customer and deal, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers.  In addition, the length of the sales cycle tends to increase for larger deals and for more complex, strategic products like Intercompany Hub.  As we continue to focus on increasing our average deal size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.

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

For the three months ended June 30, 2017 and 2016, we had revenues of $42.3 million and $29.0 million, respectively, and we incurred net losses of $10.1 million and $7.5 million, respectively.

For the six months ended June 30, 2017 and 2016, we had revenues of $80.9 million and $55.6 million, respectively, and we incurred net losses of $19.1 million and $16.9 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.  Each of the metrics below exclude the impact of the Runbook Acquisition.

	Three Months Ended
	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2016	2016	2016	2017	2017
Dollar-based net revenue retention rate	119%	118%	116%	117%	114%
Number of customers (at end of period)	1,523	1,625	1,758	1,850	1,978
Number of users (at end of period)	147,466	156,774	166,903	171,423	178,604

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

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the three and six months ended June 30, 2017 and 2016, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures below are useful to us and our investors in evaluating our business.  These non-GAAP financial measures are useful because they provide consistency and comparability with our past performance, facilitate period-to-period comparisons of operations and facilitate comparisons with peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Non-GAAP Revenues	$42,293	$29,026	$80,927	$55,587
Non-GAAP Gross Profit	$33,902	$23,632	$65,258	$44,928
Non-GAAP Gross Margin	80.2%	81.4%	80.6%	80.8%
Non-GAAP Net Loss	$(1,376)	$(4,531)	$(4,276)	$(10,424)

Non-GAAP Revenues.  Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Runbook Acquisition.  The impact of purchase accounting reduced recorded GAAP revenues during the quarters ended September 30, 2016 and December 31, 2016, but did not impact GAAP revenues for the three and six months ended June 30, 2017 and 2016.  We believe that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustment to Runbook revenues to allow for a direct comparison of revenues between periods.

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

Non-GAAP Net Loss.  Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to the 2013 Term Loan, accretion of warrant discount relating to warrants issued in connection with the 2013 Term Loan, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, and costs incurred in connection with our secondary offering..  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Non-GAAP Revenues
Revenues	$42,293	$29,026	$80,927	$55,587
Purchase accounting adjustment to revenues*	—	—	—	—
Total Non-GAAP Revenues	$42,293	$29,026	$80,927	$55,587

Non-GAAP Gross Profit:
Gross profit	$31,918	$21,963	$61,320	$41,584
Purchase accounting adjustment to revenues*	—	—	—	—
Amortization of developed technology	1,713	1,535	3,417	3,069
Stock-based compensation expense	271	134	521	275
Total Non-GAAP Gross Profit	$33,902	$23,632	$65,258	$44,928
Gross Margin	75.5%	75.7%	75.8%	74.8%
Non-GAAP Gross Margin	80.2%	81.4%	80.6%	80.8%

Non-GAAP Net Loss:
Net Loss	$(10,114)	$(7,541)	$(19,124)	$(16,876)
Provision for (benefit from) income taxes	23	(1,493)	(139)	(2,895)
Purchase accounting adjustment to revenues*	—	—	—	—
Amortization of intangibles	3,333	3,023	6,663	6,046
Stock-based compensation expense	1,987	1,549	3,836	3,174
Accretion of debt discount	—	81	—	146
Accretion of warrant discount	—	69	—	138
Change in fair value of contingent consideration	96	81	189	143
Change in fair value of the common stock warrant liability	2,490	(300)	3,490	(300)
Secondary offering costs	809	—	809	—
Total Non-GAAP Net Loss	$(1,376)	$(4,531)	$(4,276)	$(10,424)

*The purchase accounting adjustments for the three and six months ended June 30, 2017 related to the Runbook Acquisition were not meaningful and were thus not presented.  The Company is presenting non-GAAP net revenues for consistency with prior presentations.

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Subscription and support	$40,244	$27,649	$77,295	$52,977
Professional services	2,049	1,377	3,632	2,610
Total revenues	42,293	29,026	80,927	55,587
Cost of revenues
Subscription and support	8,245	6,114	16,022	12,075
Professional services	2,130	949	3,585	1,928
Total cost of revenues	10,375	7,063	19,607	14,003
Gross profit	31,918	21,963	61,320	41,584
Operating expenses
Sales and marketing	25,125	19,073	48,621	37,242
Research and development	6,009	5,193	11,957	10,465
General and administrative	8,636	5,956	16,889	11,935
Total operating expenses	39,770	30,222	77,467	59,642
Loss from operations	(7,852)	(8,259)	(16,147)	(18,058)
Other income (expense)
Interest income	244	—	468	4
Interest expense	(3)	(979)	(7)	(1,844)
Change in fair value of the common stock warrant liability	(2,490)	300	(3,490)	300
Other expense, net	(2,249)	(679)	(3,029)	(1,540)
Loss before income taxes	(10,101)	(8,938)	(19,176)	(19,598)
Provision for (benefit from) income taxes	13	(1,397)	(52)	(2,722)
Net loss	$(10,114)	$(7,541)	$(19,124)	$(16,876)
Net loss per share, basic and diluted	$(0.20)	$(0.19)	$(0.37)	$(0.41)
Weighted average common shares outstanding, basic and diluted	51,842	40,725	51,563	40,707

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Total Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Subscription and support	$40,244	$27,649	$77,295	$52,977
Professional services	2,049	1,377	3,632	2,610
Total revenues	$42,293	$29,026	$80,927	$55,587

	June 30,
	2017	2016
Number of customers (at end of period)*	1,978	1,523
Number of users (at end of period)*	178,604	147,466

* Exclusive of the Runbook Acquisition

Total revenues increased by $13.3 million, or 46%, and $25.3 million, or 46%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods primarily due to increases in the number of customers, increases in the number of users added by existing customers and increases in the number of products purchased by existing customers in each of the periods. The total number of customers increased by 30% while the total number of users increased by 21% between June 30, 2016 and June 30, 2017.

Total cost of revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Subscription and support	$8,245	$6,114	$16,022	$12,075
Professional services	2,130	949	3,585	1,928
Total cost of revenues	$10,375	$7,063	$19,607	$14,003
Gross margin	75.5%	75.7%	75.8%	74.8%

Total cost of revenues increased by $3.3 million, or 47%, and $5.6 million, or 40%, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods primarily due to a $2.1 million and $3.7 million increase, respectively, in salaries, benefits and stock-based compensation; a $0.2 million and $0.4 million increase, respectively, in office-related expenses; a $0.3 million and $0.5 million increase, respectively, in data center costs; a $0.2 million and $0.4 million increase, respectively, in amortization of developed technology; and a $0.2 million and $0.4 million increase, respectively, in depreciation and amortization. Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 44% between June 30, 2016 and 2017.  Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition.

Gross margin remained relatively flat during the three months ended June 30, 2017. The improvement in gross margin during the six months ended June 30, 2017 as compared with the corresponding 2016 period was primarily the result of amortization of developed technology included in our cost of revenues, which is a fixed cost each period. Accordingly, an increase in revenues resulted in an improvement in our gross margin.

Sales and marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Sales and marketing	$25,125	$19,073	$48,621	$37,242
Percentage of total revenues	59.4%	65.7%	60.1%	67.0%

Sales and marketing expenses increased by $6.1 million, or 32%, and $11.4 million, or 31%, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods primarily due to a $3.0 million and $6.0 million increase, respectively, in salaries, sales commissions and incentives; a $1.3 million and $2.3 million increase, respectively, in advertising and trade shows; a $0.9 million and $1.8 million increase, respectively, in commissions payable to third-party partners; a $0.5 million and $0.7 million increase, respectively, in office-related expenses; and a $0.2 million and $0.5 million increase, respectively, in travel-related costs. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing headcount increased by 41% between June 30, 2016 and 2017.  The increases in commissions payable to third party-partners was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs have increased due to the expansion of our sales organization.

Research and development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Research and development	$6,009	$5,193	$11,957	$10,465
Percentage of total revenues	14.2%	17.9%	14.8%	18.8%

Research and development expenses increased by $0.8 million, or 16%, and $1.5 million, or 14%, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods primarily due to a $0.9 million and $1.4 million increase, respectively, in salaries and benefits. Our research and development headcount increased by 51% between June 30, 2016 and 2017.

General and administrative

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
General and administrative	$8,636	$5,956	$16,889	$11,935
Percentage of total revenues	20.4%	20.5%	20.9%	21.5%

General and administrative expenses increased by $2.7 million, or 45%, and $5.0 million, or 42%, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods primarily due to a $1.0 million and $1.5 million increase, respectively, in salaries, benefits and stock-based compensation and a $0.9 million and $2.3 million increase, respectively, in consulting services. The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in headcount. The increase in consulting services comprised primarily of legal, accounting and consulting costs associated with being a public company and costs associated with the secondary offering that was completed in May 2017. Our general and administrative headcount increased by 45% between June 30, 2016 and 2017.  Additionally, for the three and six months ended June 30, 2017, increases in general and administrative expenses were partially offset by a $0.6 million and $0.8 million decrease, respectively, in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

Interest income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$244	$—	$468	$4

Interest income increased by $0.2 million and $0.5 million, during the three and six months ended June 30, 2017, respectively, as compared to the corresponding 2016 periods due to interest earned from investments in marketable securities.  In November 2016, we completed our initial public offering and used a portion of the proceeds to invest in marketable securities.

Interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$(3)	$(979)	$(7)	$(1,844)

Interest expense decreased by $1.0 million and $1.8 million during the three and six months ended June 30, 2017, respectively, as compared to the 2016 corresponding periods due to the termination of our credit facility and associated repayment of term loans in November 2016.

Change in fair value of common stock warrant liability

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Change in fair value of common stock warrant liability	$(2,490)	$300	$(3,490)	$300

We valued our common stock warrants using a binomial lattice model.  The primary input into the binomial lattice model was the fair value of our common stock. The fair value of our common stock increased by approximately 17% between March 31, 2017 and May 26, 2017, the date the warrants were exercised, increasing our common stock liability by $2.5 million. The fair value of our common stock increased by approximately 26% between January 1, 2017 and May 26, 2017 increasing our common stock liability by $3.5 million. There was no significant change in the value of our common stock during the three and six months ended June 30, 2016. The stock warrants were exercised on May 26, 2017 and, accordingly, there will be no future changes in the fair value recorded through earnings.

Provision for (benefit from) income taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Provision for (benefit from) income taxes	$13	$(1,397)	$(52)	$(2,722)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, foreign taxes, nondeductible stock-based compensation and changes in our valuation allowance for domestic income taxes. For the three months ended June 30, 2017 and 2016, we recorded $13,000 in income tax expense and $1.4 million in income tax benefit. For the six months ended June 30, 2017 and 2016, we recorded $52,000 and $2.7 million in income tax benefit, respectively. The decrease in the income tax benefit for the three and six months ended June 30, 2017 compared to the same period in 2016 is related to the full valuation allowance recorded against our U.S. federal and state net deferred tax assets in the fourth quarter of 2016 when our deferred tax assets exceeded our deferred tax liabilities.  We continue to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it is more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At June 30, 2017, our principal sources of liquidity were $107.3 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by (used for) operating activities	$167	$(3,090)
Net cash used for investing activities	$(3,880)	$(2,374)
Net cash provided by financing activities	$5,102	$3,906

Net Cash Provided By (Used For) Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur.  Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest expense related to accretion and write-off of debt discounts, paid in kind interest, and deferred taxes.

For the six months ended June 30, 2017, cash provided by operations was $0.2 million resulting from our net loss of $19.1 million, offset by net non-cash expenses of $17.2 million and net cash flow provided by changes in operating assets and liabilities of $2.1 million.  The $2.1 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $8.5 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition.  This change in our operating assets and liabilities was partially offset by a $2.5 million decrease in accounts payable, a $2.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of 2016 employee bonuses during the year and a $1.2 million increase in accounts receivable due to the growth of our customer and user base.

For the six months ended June 30, 2016, cash used for operations was $3.1 million resulting from our net loss of $16.9 million, partially offset by net non-cash expenses of $9.7 million and net cash flow used through changes in operating assets and liabilities of $4.1 million.  The $4.1 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $7.8 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition.  This change in our operating assets and liabilities was partially offset by a $2.7 million decrease in accrued expenses and other current liabilities primarily associated with payments of 2015 employee bonuses and a $1.4 million increase in accounts receivable due to the growth of our customer and user base.

Net Cash Used For Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the six months ended June 30, 2017, cash used for investing activities was $3.9 million as a result of $25.4 million in purchases of marketable securities, as well as $2.0 million in payments of costs related to capitalized software development activities and $1.1 million in purchases of property and equipment, partially offset by $24.6 million in maturities of marketable securities.

For the six months ended June 30, 2016, cash used for investing activities was $2.4 million as a result of $1.5 million in payments of costs related to capitalized software development activities and $0.9 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2017, cash provided by financing activities was $5.1 million primarily as a result of $5.8 million of proceeds from the exercise of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

For the six months ended June 30, 2016, cash provided by financing activities was $3.9 million primarily as a result of proceeds from our 2016 term loan, net of issuance costs, of $4.8 million issued in March 2016.  These proceeds were partially offset by payments of $1.1 million for initial public offering costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$22,513	$5,274	$7,600	$5,446	$4,193
Purchase obligations	1,204	1,204	—	—	—
Capital lease obligations	442	442	—	—	—
	$24,159	$6,920	$7,600	$5,446	$4,193

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

We are required to pay up to a maximum of $8 million of contingent consideration relating to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. We have not included this obligation in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability. The settlement of this liability depends on our ability to generate taxable income in the future to realize this tax benefit.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of June 30, 2017, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 provides a more complete discussion of our critical accounting policies and estimates.

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

We had cash and cash equivalents and marketable securities of $107.3 million as of June 30, 2017. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2017 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the last day of the period covered by this Quarterly Report.  Based on this evaluation, our principal executive officer and principal financial offer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in recent periods, including $19.1 million and $16.9 million for the six months ended June 30, 2017 and 2016, respectively. We had an accumulated deficit of $106.5 million at June 30, 2017. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 as of December 31, 2013 to 704 as of June 30, 2017 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who may follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain and increase sales to existing customers;
•	the number of new employees added;
•	the rate of expansion and productivity of our sales force;
•	long sales cycles and the timing of large deals;
•	changes in our or our competitors’ pricing policies;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	new products, features or functionalities introduced by us and our competitors;
•	significant security breaches, technical difficulties or interruptions to our platform;
•	the timing of customer payments and payment defaults by customers;
•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention;

•	changes in foreign currency exchange rates;
•	the impact of new accounting pronouncements;
•	the timing and the amount of grants or vesting of equity awards to employees;
•	seasonality of our business; and
•	changes in customer buying patterns.

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

We currently derive and expect to continue to derive substantially all of our revenues from our Close Process Management solution. As such, the continued growth in market demand for this solution is critical to our continued success. We have recently introduced two new software solutions, Intercompany Hub and Smart Close, and one new software product, Insights, but cannot be certain that they will generate significant revenues. Accordingly, our business and financial results will be substantially dependent on a limited number of solutions.

If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is a SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use a SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the six months ended June 30, 2017, revenues from our customers that use a SAP ERP solution accounted for $14.7 million, or 18%, of our total revenues.  For the year ended December 31, 2016, revenues from our customers that use a SAP ERP solution accounted for $20.7 million, or 17%, of our total revenues.  If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If we are no longer a SAP-endorsed business solution, our business could be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

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

Our financial results may fluctuate due to our long and increasingly variable sales cycle.

Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential deal and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. In addition, the length of the sales cycle tends to increase for larger deals and for more complex, strategic products like Intercompany Hub.  As we continue to focus on increasing our average deal size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable.  This could cause variability in our operating results for any particular period.

A number of other factors that may influence the length and variability of our sales cycle include:

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

Failure to effectively organize or expand our sales capabilities could harm our ability to increase our customer base.

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. From January 1, 2014 to June 30, 2017, our sales and marketing teams increased from 68 to 348 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience.  We rely on our direct sales force to obtain new customers and on our enterprise field sales team and account management team to maximize the lifetime value of our customer relationships through retention and upsell efforts.  Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction.  If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

In addition, we plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 19% of our revenues from sales outside the United States in the six months ended June 30, 2017, and we derived approximately 16% of our revenues from sales outside the United States in the year ended December 31, 2016.  Any international expansion efforts that we may undertake, including our Runbook Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Further, many foreign countries and governmental bodies, including the European Union, or EU, where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by companies doing business in Europe from the EU to the U.S. As a result of the October 6, 2015 European Court of Justice opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) or, the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers. We have taken certain measures to legitimize our transfers of personal data, both internally and on behalf of our customers, from the EU to the United States in the wake of the ECJ Ruling.  Additionally, EU and U.S. political authorities adopted the U.S. EU Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States. While we now have Privacy Shield certification in place that we believe allow for the lawful transfer of personal data from the EU to the United States, it is possible that these mechanisms may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the U.S. EU Privacy Shield will serve as an appropriate means for us to transfer EU personal data from the EU to the United States.  Our means for transferring personal data from the EU may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers face a risk of enforcement actions taken by EU data protection authorities regarding data transfers from the EU to the United States.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU in March 2017 (often referred to as “Brexit”), which is expected to be completed within the next two years. The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. In the immediate term, the United Kingdom will remain bound by the European General Data Protection Regulation (“GDPR”) following its exit from the EU since the U.K. government has announced its intention to enact a ‘Great Repeal Bill’ which enshrines all EU law into domestic U.K. legislation. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2017, we had goodwill and intangible assets with a net book value of $232.6 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

As of June 30, 2017, our Principal Stockholders beneficially owned, in the aggregate, approximately 68% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

Because our Principal Stockholders collectively own a majority of our outstanding common stock, we are considered a “controlled company” as that term is set forth in the stock exchange rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:

•	the requirement that a majority of its board of directors consist of independent directors;
•	the requirement that its nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. In connection with our secondary offering that was completed in May 2017, we and our directors, executive officers and Principal Stockholders entered into lock-up agreements with the underwriters restricting sales of our common stock for 90 days after May 24, 2017. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, however, on behalf of the underwriters, may permit us, our directors, executive officers and Principal Stockholders who are subject to these lock-up agreements to sell shares prior to the end of the lock-up period.

Under the Stockholders’ Agreement, each of Iconiq, Ms. Tucker and Mr. Spanicciati have agreed, subject to certain limited exceptions, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our common stock without the consent of Silver Lake Sumeru until the earlier of (i) two years following the completion of our initial public offering, or November 2, 2018, and (ii) Silver Lake Sumeru’s reduction of its holdings of common stock following our initial public offering by 50%; provided, however that each of Ms. Tucker and Mr.

Spanicciati has the right to sell a number of shares equal to up to 1% of the total outstanding shares of our common stock annually pursuant to Rule 144 of the Securities Act. In connection with our secondary offering, Silver Lake Sumeru consented to allow Iconiq to distribute up to approximately 2,100,000 shares of common stock to its limited partners following the expiration of the lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC and prior to 180 days after May 31, 2017, which shares (to the extent held by our non-affiliates) will be freely tradeable without restriction immediately following the distribution.

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

Unregistered Sales of Equity Securities

On September 25, 2013, in conjunction with a term loan, we issued warrants to purchase up to an aggregate of 499,999 shares of our common stock at an exercise price of $5.00 per share. The warrants have an exercise period of ten years, and may be exercised in cash or through a cashless exercise, in which case the holder will receive a number of shares having a value net of the exercise price. In May 2017, the warrants to purchase 499,999 shares of common stock were net exercised, resulting in the issuance of 428,033 shares of common stock.

The issuance of the securities described in this Item 2 was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

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

Date: August 10, 2017

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2017

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.2	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.3	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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