Form 10-Q
period 2017-09-30
BLACKLINE, INC.
filed 2017-11-08
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2017 was 52,851,442.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding deal size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainties.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,645	$22,118
Marketable securities	85,125	83,130
Accounts receivable, net	45,233	42,294
Deferred sales commissions	10,946	9,667
Prepaid expenses and other current assets	6,794	6,614
Total current assets	172,743	163,823
Capitalized software development costs, net	6,129	4,591
Property and equipment, net	12,126	11,318
Intangible assets, net	44,130	54,118
Goodwill	185,138	185,138
Other assets	1,857	1,449
Total assets	$422,123	$420,437
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,934	$7,165
Accrued expenses and other current liabilities	18,354	18,931
Deferred revenue	94,158	80,360
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	117,454	108,464
Common stock warrant liability	—	11,380
Contingent consideration	3,597	3,230
Deferred tax liabilities, net	993	1,262
Deferred revenue, noncurrent	2,100	2,373
Other long-term liabilities	2,190	2,318
Total liabilities	126,334	129,027
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	528	513
Additional paid-in capital	414,915	378,272
Accumulated other comprehensive loss	(32)	(41)
Accumulated deficit	(119,622)	(87,334)
Total stockholders' equity	295,789	291,410
Total liabilities and stockholders' equity	$422,123	$420,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Subscription and support	$43,462	$30,853	$120,757	$83,830
Professional services	2,409	1,343	6,041	3,953
Total revenues	45,871	32,196	126,798	87,783
Cost of revenues
Subscription and support	8,707	6,440	24,729	18,515
Professional services	2,191	1,101	5,776	3,029
Total cost of revenues	10,898	7,541	30,505	21,544
Gross profit	34,973	24,655	96,293	66,239
Operating expenses
Sales and marketing	33,375	19,037	81,996	56,279
Research and development	5,883	5,087	17,840	15,552
General and administrative	8,920	7,698	25,809	19,633
Total operating expenses	48,178	31,822	125,645	91,464
Loss from operations	(13,205)	(7,167)	(29,352)	(25,225)
Other income (expense)
Interest income	281	—	749	4
Interest expense	(6)	(1,294)	(13)	(3,138)
Change in fair value of the common stock warrant liability	—	—	(3,490)	300
Other income (expense), net	275	(1,294)	(2,754)	(2,834)
Loss before income taxes	(12,930)	(8,461)	(32,106)	(28,059)
Provision for (benefit from) income taxes	162	(1,842)	110	(4,564)
Net loss	$(13,092)	$(6,619)	$(32,216)	$(23,495)
Net loss per share, basic and diluted	$(0.25)	$(0.16)	$(0.62)	$(0.58)
Weighted average common shares outstanding, basic and diluted	52,592	40,824	51,910	40,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(13,092)	$(6,619)	$(32,216)	$(23,495)
Other comprehensive income
Net change in unrealized gain on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2017 and 2016	41	—	9	—
Other comprehensive income	41	—	9	—
Comprehensive loss	$(13,051)	$(6,619)	$(32,207)	$(23,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares Outstanding	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2016	51,278	$513	$378,272	$(41)	$(87,334)	$291,410
Adjustment for change in accounting policy for stock option forfeitures	—	—	72	—	(72)	—
Balance at January 1, 2017	51,278	513	378,344	(41)	(87,406)	291,410
Net exercise of stock warrants	428	4	14,866			14,870
Stock option exercises	1,137	11	8,661	—	—	8,672
Stock-based compensation	—	—	13,044	—	—	13,044
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(32,216)	(32,216)
Balance at September 30, 2017	52,843	$528	$414,915	$(32)	$(119,622)	$295,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(32,216)	$(23,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,786	12,690
Accretion of debt discount and accrual of paid-in-kind interest	—	2,083
Change in fair value of common stock warrant liability	3,490	(300)
Change in fair value of contingent consideration	367	278
Stock-based compensation	12,951	4,534
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	100	—
Deferred income taxes	(269)	(4,820)
Provision for doubtful accounts receivable	602	—
Changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable	(3,541)	(9,933)
Deferred sales commissions	(1,279)	(983)
Prepaid expenses and other current assets	(180)	(936)
Other assets	(408)	(150)
Accounts payable	(4,185)	3,250
Accrued expenses and other current liabilities	59	1,886
Deferred revenue	13,525	17,535
Other long-term liabilities	(128)	(590)
Net cash provided by operating activities	3,674	1,049
Cash flows from investing activities
Acquisition, net of cash acquired	—	(31,488)
Purchases of marketable securities	(51,647)	—
Proceeds from maturities of marketable securities	49,561	—
Capitalized software development costs	(3,345)	(2,326)
Purchases of property and equipment	(3,729)	(1,308)
Net cash used in investing activities	(9,160)	(35,122)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	34,469
Principal payments on capital lease obligations	(549)	(124)
Proceeds from issuance of common stock	—	3,075
Proceeds from exercises of stock options	8,672	2,196
Payments of initial public offering costs	(110)	(1,162)
Net cash provided by financing activities	8,013	38,454
Net increase in cash and cash equivalents	2,527	4,381
Cash and cash equivalents, beginning of period	22,118	15,205
Cash and cash equivalents, end of period	$24,645	$19,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$93	$70
Net exercise of stock warrants	$14,870	$—
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$151	$107
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$42	$149
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$2,186
Term loan issuance costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$143

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

Note 2 – Basis of presentation, significant accounting policies and recently-issued accounting pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

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

Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K.  During the nine months ended September 30, 2017, the Company adopted the new stock compensation guidance and changed its policy to account for forfeitures when they occur and record income tax benefits related to stock awards in the statement of operations, subject to the need for a deferred tax asset valuation allowance – See Recently Issued Accounting Pronouncements.

Recently-issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In March, April, May, and December 2016, the FASB issued amendments to the new guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements and other narrow scope improvements. The Company will adopt the new revenue guidance in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented. While the Company is currently assessing the impact of the new revenue guidance on its arrangements, we anticipate this standard will have a material impact on our consolidated financial statements. The Company currently believes that the new guidance will impact the amount and timing of incremental costs of obtaining a contract, such as sales commissions. The Company generally does not pay sales commissions upon contract renewal.

Accordingly, under the new revenue guidance, the sales commissions will be recognized over an estimated period of benefit rather than over the non-cancelable term under current guidance. The new guidance is also expected to impact the Company’s on-premise solutions subject to current software revenue recognition guidance, as the Company may be required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the current practice of recognizing the contract consideration ratably over time for certain arrangements. The new guidance will also require incremental disclosures of the Company’s revenue arrangements. The Company is in process of quantifying the impact of these changes. Adoption of this standard will also require changes to the Company’s business processes, systems and controls to support the new revenue recognition guidance. The Company is in the process of identifying and implementing such changes.

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

In November 2016, the FASB issued guidance which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company’s restricted cash as of September 30, 2017 and December 31, 2016 was $0.4 million and therefore, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated statements of cash flows.

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

Note 3 – Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,473	$1	$(19)	$21,455
Corporate bonds	28,627	—	(12)	28,615
Commercial paper	27,257	—	—	27,257
Asset-backed securities	7,800	—	(2)	7,798
	$85,157	$1	$(33)	$85,125

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$29,742	$—	$(17)	$29,725
Corporate bonds	25,522	—	(21)	25,501
Commercial paper	15,554	—	—	15,554
Asset-backed securities	12,353	—	(3)	12,350
	$83,171	$—	$(41)	$83,130

Gross realized gains and losses on marketable securities and net gains and losses reclassified from accumulated other comprehensive loss to earnings were not material for the quarter and nine months ended September 30, 2017.

As of September 30, 2017, the Company’s marketable securities have a contractual maturity within one year.

Note 4 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued salaries and employee benefits	$10,612	$11,589
Accrued commissions to third-party partners	2,726	2,081
Accrued income and other taxes payable	878	1,553
Accrued professional services costs	563	454
Short-term portion of capital lease	442	992
Short-term tenant improvement allowance	341	341
Accrued initial public offering costs	—	110
Other accrued expenses and current liabilities	2,792	1,811
	$18,354	$18,931

Note 5 – Fair value measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$15,983	$—	$—	$15,983
Marketable securities
U.S. treasury securities	21,455	—	—	21,455
Corporate bonds	—	28,615	—	28,615
Commercial paper	—	27,257	—	27,257
Asset-backed securities	—	7,798	—	7,798
Total assets	$37,438	$63,670	$—	$101,108
Liabilities
Contingent consideration	—	—	5,605	5,605
Total liabilities	$—	$—	$5,605	$5,605

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,936	$—	$—	$18,936
Marketable securities
U.S. treasury securities	29,725	—	—	29,725
Corporate bonds	—	25,501	—	25,501
Commercial paper	—	15,554	—	15,554
Asset-backed securities	—	12,349	—	12,349
Total assets	$48,661	$53,404	$—	$102,065
Liabilities
Common stock warrant liability	$—	$—	$11,380	$11,380
Contingent consideration	—	—	5,238	5,238
Total liabilities	$—	$—	$16,618	$16,618

The following table summarizes the changes in the common stock warrant liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning fair value	$—	$5,200	$11,380	$5,500
Change in fair value	—	—	3,490	(300)
Exercise of stock warrants	—	—	(14,870)	—
Ending fair value	$—	$5,200	$—	$5,200

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there we be no future changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning fair value	$5,427	$5,010	$5,238	$4,867
Change in fair value	178	135	367	278
Ending fair value	$5,605	$5,145	$5,605	$5,145

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

Contingent Consideration - On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $5.6 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively.

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

Indemnification - In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. As of September 30, 2017 and December 31, 2016, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Stock-based compensation plans

Stock-based compensation

The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$334	$150	$855	$425
Sales and marketing	7,761	501	9,169	1,834
Research and development	236	198	534	532
General and administrative	784	511	2,393	1,743
	$9,115	$1,360	$12,951	$4,534

On July 21, 2017, the Company modified the vesting terms of options for certain Australian employees to purchase 219,000 shares of common stock to a time-based vesting schedule. Prior to the modification, the options vested solely upon a change in control of the Company. The Company recorded $5.8 million of stock-based compensation in the quarter ended September 30, 2017 relating to this modification. In addition, the Company recorded an additional $1.1 million relating to the modification of an award in connection with the termination of an employee.

Note 8 – Income taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarter ended September 30, 2017 and 2016, the Company recorded $0.2 million in income tax expense related to foreign taxes and $1.8  million in income tax benefit, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.1 million in income tax expense related to foreign taxes and $4.6 million in income tax benefit, respectively. The income tax benefit for the 2016 period was a result of the amortization of deferred tax liabilities recorded as a result of the 2013 Acquisition.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders because they are antidilutive (in thousands):

	September 30,
	2017	2016
Options to purchase common stock	5,604	5,247
Common stock warrants	—	500
Total shares excluded from net loss per share	5,604	5,747

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

The following table presents the Company’s unaudited pro forma information, as if the acquisition occurred on January 1, 2015 (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Pro forma total revenues	$33,808	$92,856
Pro forma net loss	$(5,535)	$(23,391)
Pro forma net loss per share, basic and diluted	$(0.14)	$(0.57)

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

As of September 30, 2017, we had more than 2,000 customers with over 186,000 users in over 130 countries exclusive of our acquisition of Runbook Company B.V., a Netherlands based provider of financial close automation software and integration solutions for SAP customers, (“Runbook”) on August 31, 2016 (the “Runbook Acquisition”). We continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers and resellers.

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

We sell our platform primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is a SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use a SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the quarter and nine months ended September 30, 2017, revenues from our customers that use a SAP ERP solution accounted for $8.8 million, or 19%, and $23.5 million, or 19%, respectively, of our total revenues. Additionally, we are expanding our channel of resellers, particularly in markets outside of the United States.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the quarter ended September 30, 2017, sales to enterprise and mid-market customers represented 83% and 17% of our revenues, respectively. For the nine months ended September 30, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

In the second quarter of 2017, we began an initiative to align our sales team to help streamline the customer experience. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the ability of our sales team to support new and existing customer growth and maintain customer satisfaction. In the quarter ended September 30, 2017, as we continue to align our sales efforts, our dollar-based net revenue retention rate declined.

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

For the quarters ended September 30, 2017 and 2016, we had revenues of $45.9 million and $32.2 million, respectively, and we incurred net losses of $13.1 million and $6.6 million, respectively.

For the nine months ended September 30, 2017 and 2016, we had revenues of $126.8 million and $87.8 million, respectively, and we incurred net losses of $32.2 million and $23.5 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.  Each of the metrics below exclude the impact of the Runbook Acquisition.

	Quarter Ended
	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2016	2016	2017	2017	2017
Dollar-based net revenue retention rate	118%	116%	117%	114%	113%
Number of customers (at end of period)	1,625	1,758	1,850	1,978	2,091
Number of users (at end of period)	156,774	166,903	171,423	178,604	186,461

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

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the quarters and nine months ended September 30, 2017 and 2016, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Non-GAAP Revenues	$45,871	$32,375	$126,798	$87,962
Non-GAAP Gross Profit	$37,023	$26,579	$102,281	$71,507
Non-GAAP Gross Margin	80.7%	82.1%	80.7%	81.3%
Non-GAAP Net Loss	$(633)	$(2,196)	$(4,909)	$(12,620)

Non-GAAP Revenues.  Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Runbook Acquisition.  The impact of purchase accounting reduced recorded GAAP revenues during the quarters ended September 30, 2016 and December 31, 2016 but did not impact GAAP revenues for the quarter and nine months ended September 30, 2017.  We believe that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustment to Runbook revenues to allow for a direct comparison of revenues between periods.

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

Non-GAAP Net Loss.  Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to the 2013 Term Loan, accretion of warrant discount relating to warrants issued in connection with the 2013 Term Loan, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, acquisition costs related to the Runbook Acquisition, and costs incurred in connection with our secondary offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net loss:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Non-GAAP Revenues
Revenues	$45,871	$32,196	$126,798	$87,783
Purchase accounting adjustment to revenues*	—	179	—	179
Total Non-GAAP Revenues	$45,871	$32,375	$126,798	$87,962

Non-GAAP Gross Profit:
Gross profit	$34,973	$24,655	$96,293	$66,239
Purchase accounting adjustment to revenues*	—	179	—	179
Amortization of developed technology	1,716	1,595	5,133	4,664
Stock-based compensation	334	150	855	425
Total Non-GAAP Gross Profit	$37,023	$26,579	$102,281	$71,507
Gross Margin	76.2%	76.6%	75.9%	75.5%
Non-GAAP Gross Margin	80.7%	82.1%	80.7%	81.3%

Non-GAAP Net Loss:
Net loss	$(13,092)	$(6,619)	$(32,216)	$(23,495)
Provision for (benefit from) income taxes	(159)	(1,926)	(298)	(4,821)
Purchase accounting adjustment to revenues*	—	179	—	179
Amortization of intangibles	3,325	3,138	9,988	9,184
Stock-based compensation	9,115	1,360	12,951	4,534
Accretion of debt discount	—	96	—	242
Accretion of warrant discount	—	69	—	207
Change in fair value of contingent consideration	178	135	367	278
Change in fair value of the common stock warrant liability	—	—	3,490	(300)
Acquisition-related costs	—	1,372	—	1,372
Secondary offering costs	—	—	809	—
Total Non-GAAP Net Loss	$(633)	$(2,196)	$(4,909)	$(12,620)

*The purchase accounting adjustments for the quarter and nine months ended September 30, 2017 related to the Runbook Acquisition were not meaningful and were thus not presented.  The Company is presenting non-GAAP net revenues for consistency with prior presentations.

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Subscription and support	$43,462	$30,853	$120,757	$83,830
Professional services	2,409	1,343	6,041	3,953
Total revenues	45,871	32,196	126,798	87,783
Cost of revenues
Subscription and support	8,707	6,440	24,729	18,515
Professional services	2,191	1,101	5,776	3,029
Total cost of revenues	10,898	7,541	30,505	21,544
Gross profit	34,973	24,655	96,293	66,239
Operating expenses
Sales and marketing	33,375	19,037	81,996	56,279
Research and development	5,883	5,087	17,840	15,552
General and administrative	8,920	7,698	25,809	19,633
Total operating expenses	48,178	31,822	125,645	91,464
Loss from operations	(13,205)	(7,167)	(29,352)	(25,225)
Other income (expense)
Interest income	281	—	749	4
Interest expense	(6)	(1,294)	(13)	(3,138)
Change in fair value of the common stock warrant liability	—	—	(3,490)	300
Other income (expense), net	275	(1,294)	(2,754)	(2,834)
Loss before income taxes	(12,930)	(8,461)	(32,106)	(28,059)
Provision for (benefit from) income taxes	162	(1,842)	110	(4,564)
Net loss	$(13,092)	$(6,619)	$(32,216)	$(23,495)
Net loss per share, basic and diluted	$(0.25)	$(0.16)	$(0.62)	$(0.58)
Weighted average common shares outstanding, basic and diluted	52,592	40,824	51,910	40,746

Comparison of Quarter and Nine Months Ended September 30, 2017 and 2016

Total Revenues

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Subscription and support	$43,462	$30,853	$12,609	41%	$120,757	$83,830	$36,927	44%
Professional services	2,409	1,343	1,066	79%	6,041	3,953	2,088	53%
Total revenues	$45,871	$32,196	$13,675	42%	$126,798	$87,783	$39,015	44%

	September 30,
	2017	2016
Number of customers (at end of period)*	2,091	1,625
Number of users (at end of period)*	186,461	156,774

* Exclusive of the Runbook Acquisition

The increase in revenues for the quarter and nine months ended September 30, 2017, compared to the quarter and nine months ended September 30, 2016, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers in the period. The total number of customers increased by 29% while the total number of users increased by 19% between September 30, 2016 and September 30, 2017.

Total cost of revenues

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Subscription and support	$8,707	$6,440	$2,267	35%	$24,729	$18,515	$6,214	34%
Professional services	2,191	1,101	1,090	99%	5,776	3,029	2,747	91%
Total cost of revenues	$10,898	$7,541	$3,357	45%	$30,505	$21,544	$8,961	42%
Gross margin	76.2%	76.6%			75.9%	75.5%

The increase in cost of revenues for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was primarily due to a $2.2 million increase in salaries, benefits and stock-based compensation; a $0.3 million increase in amortization of developed technology; a $0.2 million increase in depreciation and amortization; a $0.2 million increase in data center costs; a $0.1 million increase in computer software expenses; and a $0.1 million increase in travel-related costs. Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 22% between September 30, 2016 and 2017. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition, which closed on August 31, 2016.

The increase in cost of revenues for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to a $6.0 million increase in salaries, benefits and stock-based compensation; a $0.7 million increase in amortization of developed technology; a $0.7 million increase in depreciation and amortization; a $0.6 million increase in data center costs; a $0.4 million increase in overhead-related expenses; a $0.3 million increase in computer software expenses; and a $0.3 million increase in travel-related costs. The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in headcount. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition, which closed on August 31, 2016.

Gross margin remained relatively flat during the quarter and nine months ended September 30, 2017, compared to the quarter and nine months ended September 30, 2016.

Sales and marketing

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$33,375	$19,037	$14,338	75%	$81,996	$56,279	$25,717	46%
Percentage of total revenues	72.8%	59.1%			64.7%	64.1%

The increase in sales and marketing expenses for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was primarily due to a $7.3 million in stock-based compensation; a $3.9 million increase in salaries, sales commissions and incentives; a $1.5 million increase in advertising and trade shows; a $1.0 million increase in commissions payable to third-party partners; and a $0.5 million increase in travel-related costs. The increase in our stock-based compensation was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing headcount increased by 29% between September 30, 2016 and 2017.  The increases in commissions payable to third party-partners was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs have increased due to the expansion of our sales organization.

The increase in sales and marketing expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to a $9.9 million increase in salaries, sales commissions and incentives; a $7.3 million in stock-based compensation; a $3.6 million increase in advertising and trade shows; a $2.8 million increase in commissions payable to third-party partners; a $1.0 million increase in travel-related costs; a $0.6 million increase in overhead-related expenses; and a $0.4 million increase in computer software expenses. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. The increase in our stock-based compensation was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017. The increases in commissions payable to third party-partners was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs have increased due to the expansion of our sales organization.

Research and development

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$5,883	$5,087	$796	16%	$17,840	$15,552	$2,288	15%
Percentage of total revenues	12.8%	15.8%			14.1%	17.7%

The increase in research and development expenses for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was primarily due to a $0.9 million increase in salaries and benefits and a $0.3 million increase in professional services expense, partially offset by a $0.6 million decrease in capitalized software costs. Our research and development headcount increased by 9% between September 30, 2016 and 2017.

The increase in research and development expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to a $2.5 million increase in salaries and benefits; a $0.5 million increase in professional services expense; and a $0.2 million increase in travel-related costs, partially offset by a $1.0 million decrease in capitalized software costs. The increase in salaries and benefits was primarily driven by an increase in headcount.

General and administrative

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$8,920	$7,698	$1,222	16%	$25,809	$19,633	$6,176	31%
Percentage of total revenues	19.4%	23.9%			20.4%	22.4%

The increase in general and administrative expenses for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was primarily due to a $1.3 million increase in salaries, benefits and stock-based compensation; a $0.6 million increase in bad debt expenses primarily related to older receivables for on-premise license receivables; and a $0.2 million increase in depreciation and amortization. The increase in salaries, benefits and stock-based compensation was primarily driven by a 32% increase in our general and administrative headcount between September 30, 2016 and 2017. The increases in general and administrative expenses were partially offset by a $0.6 million decrease in professional services expense and a $0.4 million increase in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

The increase in general and administrative expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to a $2.9 million increase in salaries, benefits and stock-based compensation; a $2.5 million increase in professional services expense; a $0.5 million increase in depreciation and amortization; a $0.5 million increase in bad debt expenses primarily related to older receivables for on-premise license receivables; and a $0.5 million increase in other taxes. The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in headcount. The increase in professional services expense comprised primarily of legal, accounting and consulting costs associated with being a public company and costs associated with the secondary offering that was completed in the quarter ended June 30, 2017. The increases in general and administrative expenses were partially offset by a $1.2 million increase in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

Interest income

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Interest income	$281	$—	$281	*	$749	$4	$745	*

* Not meaningful

The increase in interest income for the quarter and nine months ended September 30, 2017, compared to the quarter and nine months ended September 30, 2016, was due to interest earned from investments in marketable securities.  In November 2016, we completed our initial public offering and used a portion of the proceeds to invest in marketable securities.

Interest expense

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Interest expense	$6	$1,294	$(1,288)	(100%)	$13	$3,138	$(3,125)	(100%)

The decrease in interest expense for the quarter and nine months ended September 30, 2017, compared to the quarter and nine months ended September 30, 2016, was due to the termination of our credit facility and associated repayment of term loans in November 2016.

Change in fair value of common stock warrant liability

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Change in fair value of common stock warrant liability	$—	$—	$—	*	$(3,490)	$300	$(3,790)	*

* Not meaningful

We valued our common stock warrants using a binomial lattice model.  The primary input into the binomial lattice model was the fair value of our common stock. The fair value of our common stock increased by approximately 26% between January 1, 2017 and May 26, 2017, the date the warrants were exercised, increasing our common stock liability by $3.5 million. There was no significant change in the value of our common stock during the quarter and nine months ended September 30, 2016. The stock warrants were exercised on May 26, 2017 and, accordingly, there will be no future changes in the fair value recorded through earnings.

Provision for (benefit from) income taxes

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Provision for (benefit from) income taxes	$162	$(1,842)	$2,004	(109%)	$110	$(4,564)	$4,674	(102%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differs from the U.S. federal statutory rate of 34% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarter ended September 30, 2017 and 2016, we recorded $0.2 million in income tax expense and $1.8 million in income tax benefit. The decrease in the income tax benefit for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was related to the full valuation allowance recorded against our U.S. federal and state net deferred tax assets in the fourth quarter of 2016 when our deferred tax assets exceeded our deferred tax liabilities.  We continue to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it is more likely than not that those deferred tax assets will not be realized.

For the nine months ended September 30, 2017 and 2016, we recorded $0.1 million in income tax expense and $4.6 million in income tax benefit, respectively. The decrease in the income tax benefit for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was related to the full valuation allowance recorded against our U.S. federal and state net deferred tax assets in the fourth quarter of 2016 when our deferred tax assets exceeded our deferred tax liabilities.  We continue to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it is more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At September 30, 2017, our principal sources of liquidity were $109.8 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,674	$1,049
Net cash used in investing activities	$(9,160)	$(35,122)
Net cash provided by financing activities	$8,013	$38,454

Net Cash Provided By Operating Activities

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

For the nine months ended September 30, 2017, cash provided by operations was $3.7 million resulting from net non-cash expenses of $32.0 million and net cash flow provided by changes in operating assets and liabilities of $3.9 million, largely offset by our net loss of $32.2 million. The $3.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $13.5 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition. This change in our operating assets and liabilities was partially offset by a $4.2 million decrease in accounts payable, a $3.5 million increase in accounts receivable due to the growth of our customer and user base; a $1.3 million increase in deferred sales commissions; and a $0.4 million increase in other assets.

For the nine months ended September 30, 2016, cash provided by operations was $1.0 million resulting from our net cash flows provided by changes in net non-cash expenses of $14.5 million and net cash flow provided by changes in operating assets and liabilities of $10.1 million, largely offset by our net loss of $23.5 million. The $10.1 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $17.5 million increase in deferred revenue as a result of the growth of our customer and user base which are billed in advance of our revenue recognition; a $3.3 million increase in accounts payable associated with the growth of our business and professional fees associated with our initial public offering; and a $1.9 million increase in accrued expenses and other current liabilities. This change in our operating assets and liabilities was partially offset by a $9.9 million increase in accounts receivable also due to the growth of our customer and user base; a $1.0 million increase in deferred sales commissions; a $0.9 million increase in prepaid expenses and other current assets; and a $0.6 million decrease in other long-term liabilities.

Net Cash Used In Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the nine months ended September 30, 2017, cash used in investing activities was $9.2 million as a result of $3.7 million in purchases of property and equipment, $3.3 million in payments of costs related to capitalized software development activities, and $2.1 million in net purchases of marketable securities.

For the nine months ended September 30, 2016, cash used in investing activities was $35.1 million primarily as a result of the Runbook Acquisition with a total purchase price of $34.1 million, subject to a working capital adjustment, and offset by cash acquired in the amount of $2.6 million. During the period, we also paid $2.3 million of costs related to capitalized software development costs and $1.3 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities was $8.0 million primarily as a result of $8.7 million of proceeds from the exercises of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

For the nine months ended September 30, 2016, cash provided by financing activities was $38.5 million primarily as a result of proceeds from our 2016 acquisition term loan and 2016 term loan amendment in the amount of $34.5 million, net of issuance costs. During the period, we also received proceeds for the issuance of shares of common stock to former employees of Runbook in the amount of $3.1 million and received $2.2 million in proceeds from exercises of stock options. These proceeds were partially offset by payments of $1.2 million for initial public offering costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$22,074	$5,299	$7,924	$5,317	$3,534
Purchase obligations	1,369	1,369	—	—	—
Capital lease obligations	442	442	—	—	—
	$23,885	$7,110	$7,924	$5,317	$3,534

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of September 30, 2017, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report on Form 10-K. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 provides a more complete discussion of our critical accounting policies and estimates.

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

We had cash and cash equivalents and marketable securities of $109.8 million as of September 30, 2017. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2017 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the last day of the period covered by this Quarterly Report.  Based on this evaluation, our principal executive officer and principal financial offer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in recent periods, including $32.2 million and $23.5 million for the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $119.6 million at September 30, 2017. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 as of December 31, 2013 to 726 as of September 30, 2017 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is a SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use a SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the nine months ended September 30, 2017, revenues from our customers that use a SAP ERP solution accounted for $23.5 million, or 19%, of our total revenues.  For the year ended December 31, 2016, revenues from our customers that use a SAP ERP solution accounted for $20.7 million, or 17%, of our total revenues.  If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

We incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider, our clients and potential clients may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002(“the Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, provide a management report on internal control over financial reporting. During 2015, we identified material weaknesses in our internal control over financial reporting. Although we have remediated these material weaknesses as of December 31, 2016, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. From January 1, 2014 to September 30, 2017, our sales and marketing teams increased from 68 to 365 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience.  We rely on our direct sales force to obtain new customers and on our enterprise field sales team and account management team to maximize the lifetime value of our customer relationships through retention and upsell efforts.  Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction.  If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 20% of our revenues from sales outside the United States in the nine months ended September 30, 2017, and we derived approximately 16% of our revenues from sales outside the United States in the year ended December 31, 2016.  Any international expansion efforts that we may undertake, including our Runbook Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard is January 1, 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented. We are currently assessing the impact of the new revenue guidance on our arrangements, we anticipate this standard will have a material impact on our consolidated financial statements. We currently believe that the new guidance will impact the amount and timing of incremental costs of obtaining a contract, such as sales commissions. We generally do not pay sales commissions upon contract renewal. Accordingly, under the new revenue guidance, the sales commissions will be recognized over an estimated period of benefit rather than over the non-cancelable term under current guidance. The new guidance is also expected to impact the our on-premise solutions subject to current software revenue recognition guidance, as we may be required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the current practice of recognizing the contract consideration ratably over time for certain arrangements. The new guidance will also require incremental disclosures of our revenue arrangements. We are in process of quantifying the impact of these changes. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance. We are in the process of identifying and implementing such changes.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $94.7 million and $90.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017, we had goodwill and intangible assets with a net book value of $229.3 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

As of September 30, 2017, our Principal Stockholders beneficially owned, in the aggregate, approximately 63% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

Under the Stockholders’ Agreement, each of Iconiq, Ms. Tucker and Mr. Spanicciati have agreed, subject to certain limited exceptions, including in a registered public offering, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our common stock without the consent of Silver Lake Sumeru until the earlier of (i) two years following the completion of our initial public offering, or November 2, 2018, and (ii) Silver Lake Sumeru’s reduction of its holdings of common stock following our initial public offering by 50%; provided, however that each of Ms. Tucker and Mr. Spanicciati has the right to sell a number of shares equal to up to 1% of the total outstanding shares of our common stock annually pursuant to Rule 144 of the Securities Act.

Additionally, certain stockholders, including our Principal Stockholders, can require us to register shares of our capital stock owned by them for public sale in the United States. If our Principal Stockholders were to register all or a portion of our capital stock owned by them on a registration statement, the shares would not be subject to the transfer restrictions under the Stockholders’ Agreement described above and would be available for immediate resale in the United States in the open market.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (“DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We will be required to disclose changes made in our internal control and procedures on a quarterly basis and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

None.

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

Date: November 8, 2017

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2017