Form 10-K
period 2017-12-31
BLACKLINE, INC.
filed 2018-03-08
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the NASDAQ Global Select Market on such date was approximately $585.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

At March 1, 2018, 53,199,157 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2018, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

BLACKLINE, INC.

2017 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole, references to “Silver Lake Sumeru” refers to either or both of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to Silver Lake Sumeru, Iconiq, Therese Tucker, and Mario Spanicciati collectively as our Principal Stockholders.

Item 1.	Business

Overview

We have created a comprehensive cloud-based software platform designed to transform and modernize accounting and finance operations for organizations of all types and sizes.  Our secure, scalable platform supports critical accounting processes such as the financial close, account reconciliations, intercompany accounting, and controls assurance.  By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their results and operations.

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

We believe that we have a leading position in the enhanced financial controls and automation market because we were one of the first companies to bring software with this functionality to market and we have a limited number of competitors.  The 2017 Gartner Report, “Magic Quadrant for Cloud Financial Corporate Performance Management Solutions,” or the “Gartner Report,” identified us as a Leader in the Magic Quadrant for Cloud Financial Corporate Performance Management Solutions for our completeness of vision and ability to execute.

At December 31, 2017, we had approximately 2,200 customers with approximately 196,000 users in over 150 countries exclusive of our acquisition of Runbook Company B.V., a Netherlands-based provider of financial close automation software and integration solutions for SAP customers, (“Runbook”) on August 31, 2016 (the “Runbook Acquisition”). We continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers and resellers.

We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). BlackLine Systems funded its business with investments from our founder and cash flows from operations until September 3, 2013, we acquired BlackLine Systems, and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “2013 Acquisition” The 2013 Acquisition was accounted for as a business combination under GAAP, and resulted in a change in accounting basis as of the date of the 2013 Acquisition.

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub, and Smart Close.

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solutions are SAP endorsed business solutions that integrate with SAP’s ERP solutions.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the year ended December 31, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

We will adopt the Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), in the first quarter of 2018 using the retrospective method, which will result in the retrospective adjustment of our consolidated financial statements for the years ended December 31, 2017 and 2016. The adoption of this new standard will impact how we account for certain of our revenue arrangements and for sales commissions. See “Significant Accounting Policies - Recent accounting pronouncements” in Note 2 of the accompanying notes to our consolidated financial statements for additional information.

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

The Risk of Regulatory Non-Compliance is Significant

Public accounting follows a variety of rules and standards for the processing, recognition and reporting of transactions. These standards, such as generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS, are highly specific, apply differently across industries and geographies and, in some cases, provide conflicting guidance. More specific frameworks such as the Sarbanes-Oxley Act of 2002 govern internal controls, disclosure management and audit conduct. Some highly-regulated industries, including financial services, gaming and insurance, have additional specific regulatory requirements. In addition, accounting standards periodically change, such as the revenue recognition accounting standard issued by the Financial Accounting Standards Board, or the FASB in 2014, which must be adopted by public companies in the first quarter of 2018 and has required an overhaul of many public accounting systems and practices. The resulting tangle of stringent, changing and sometimes conflicting regulations typically requires that organizations maintain more than one set of records, invest heavily in implementing and monitoring internal controls, and undergo expensive and time-consuming audits.

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

The BlackLine Solution

We provide a powerful cloud-based software platform designed to automate and streamline accounting and finance operations. The key elements of our solutions include:

Comprehensive Platform

We offer an integrated suite of applications that delivers a broad range of capabilities that would otherwise require the purchase and use of multiple products to support critical accounting processes such as the financial close, account reconciliations, intercompany accounting, and controls assurance. Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub, and Smart Close.

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

Enhance Our Leadership Position in the Enterprise Market and Mid-Market Customer Base

We believe we have a leading position in the enhanced financial controls and automation market with both enterprise market and mid-market customers, and we were recognized as a Leader by the Gartner Report in the 2017 Magic Quadrant for Cloud Financial Corporate Performance Management Solutions for our completeness of vision and ability to execute. We had more than 2,200 customers across a variety of industries and geographies at December 31, 2017 exclusive of on-premise software. Our customers include some of the largest multi-national enterprises, as well as leading medium and small businesses around the world. We intend to leverage our brand, history of innovation and customer focus to maintain and grow our leadership position with enterprise market customers. We believe that mid-market businesses are particularly underserved and that our platform can help these businesses modernize their accounting and finance processes efficiently and effectively. We have made recent investments to grow our mid-market sales team and plan to continue leveraging our network of resellers to grow our mid-market business globally.

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

Expand Our International Operations and Customer Footprint

We believe that we have a significant opportunity to expand the use of our cloud-based products outside the United States.  We derived approximately 20%, 16%, and 14% of our revenues from sales outside the United States in the years ended December 31, 2017, 2016, and 2015, respectively, and we believe there are substantial opportunities to increase sales to customers outside of the U.S. In August 2016, we acquired Runbook primarily to enhance our position as a leading provider of software solutions to automate the financial close process for SAP customers and secondarily it supports our European expansion strategy.  We currently have users in over 150 countries, and our platform supports applicable international accounting standards, as well as 16 languages and all currencies specified by the International Organization for Standardization, or ISO currencies.  We have an established presence in Australia, Canada, England, France, Germany, Malaysia, Netherlands, Poland, Romania, Singapore, South Africa, and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

Extend Our Customer Relationships and Distribution Channels

We have established strong strategic alliances with key industry participants to supplement marketing and delivery of our applications. These strategic alliances include agreements with technology vendors such as SAP and NetSuite, professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers, or BPOs, such as Cognizant, Genpact, and IBM.

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

Customers

Our customers include multinational corporations, large domestic enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2017, we had over 196,000 individual users in over 150 countries across more than 2,200 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2017, 2016, and 2015, sales to enterprise customers represented 84%, 85%, and 86% of our revenues, respectively, while sales to mid-market customers represented 16%, 15%, and 14% of our revenues, respectively.

Our customers operate in complex, diverse and often global information technology ecosystems with numerous general ledgers, sub-ledgers, treasury systems, and ERP systems from different vendors, including NetSuite, Oracle, SAP and Workday. Our platform is designed for and used by employees across the organization, including end users such as internal accounting employees, controllers and chief accounting officers, as well as chief financial officers and other senior executives and external auditors.

We have seen our customers benefit from improvements in the complete automation process and staff productivity, in addition to a faster and more accurate financial close. Cost savings are achieved from the reconciliations of accounts, across approval and review roles, in process administration, and in audit, storage and paper expenses.

Products and Services

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub, and Smart Close.

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

Sales and Marketing

We sell our solutions through our direct sales force. Our enterprise field sales team focuses on selling our solutions to large, global enterprises with annual revenues above $500 million and focuses on maximizing the lifetime value of our customer relationships through retention and upsell efforts. Our mid-market sales team focuses on selling our solutions to mid-market businesses with annual revenues between $50 million and $500 million. We also have an account management team dedicated to our existing mid-market and international customer base that generates sales by focusing on contract renewals, expanding the current number of users within an organization and up-selling additional products

Our direct sales force leverages our relationships with technology vendors such as SAP and NetSuite, professional services firms such as Deloitte, Ernst & Young, and KPMG and business process outsourcers such as Cognizant, Genpact and IBM, to influence and drive customer growth. In particular, we offer our customers an integrated SAP-endorsed business solution in connection with our relationship with SAP. We also utilize a reseller channel that includes software vendors throughout the world and offer training in our solutions so that our reach is further extended.

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

•

Reliability.     During 2017, we had one unscheduled downtime of 1 hour and 41 minutes on April 19, 2017 and 99.98% total availability, including scheduled maintenance. Client data is mirrored between primary and alternate data centers, providing effective redundancy and disaster recovery.

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

We maintain a comprehensive information security management system that extends companywide and integrates into our core technology and business processes. This system includes deployment of a variety of detective, preventive and deterrent controls that include technical and administrative safeguards. The controls are regularly tested, both internally and by third-party audits and penetration tests. We are certified for compliance with the ISO 27001 framework, and we regularly undergo SSAE18, ISAE 3402 and SOC audits. We believe that we are in compliance with regulatory requirements and that we employ security best practices. A dedicated team of security professionals orchestrate our information security program. Our information security controls and practices include strong encryption for data at rest and in transit and extensive monitoring with comprehensive security incident detection and response process.

Operations

We host our platform and solutions for our customers in data centers located in North America (Las Vegas, Nevada and Ashburn, Virginia) and Europe (Amsterdam, Netherlands and London, United Kingdom). We contract with SuperNap (Nevada), Equinix (Virginia), Verizon (Netherlands), and VMware (UK) for use of these data center facilities. These facilities provide extensive physical security, including manned security 365 days a year, 24 hours a day, seven days a week, with video surveillance, redundant power and environmental controls, and technical controls, including biometric access. Network equipment, servers and applications are managed by our employees, and we staff a network operations center, or NOC, to monitor performance 365 days a year, 24 hours a day. We regularly conduct risk and security assessments of these facilities and review their SSAE18, SOC and/or ISO 27001 attestations and certifications to ensure that our datacenter providers have adequate controls to maintain availability and security of our services.

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

Our research and development expenses were $23.9 million, $21.1 million, and $18.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our research and development expenses as a percentage of revenues were 13.5%, 17.2%, and 21.8% for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 2 and 16 of the “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

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

We seek to hire talented employees and are focused on their long-term development and training. We work to foster a collaborative, performance-driven working environment where integrity, open and honest communication and accountability are embraced and cultivated. By mixing these important features with an element of fun, we seek to maintain a satisfying workplace for our employees. We are proud of our recognition as a best place to work in the Los Angeles area in 2013, 2014, 2015, 2016 and 2017.

Many of our employees have previously worked for our customers. We believe this uniquely positions us to build compelling and effective products while also enhancing the user experience for our customers. Our desire to build a platform that creates value for all stakeholders in the accounting and financial process informs our decisions regarding product design and development.

We also believe in making a positive impact on our communities. Each year during our annual Users Conference, we join with our customers to perform a day of community service — in 2016 and 2017, through a joint event with LA Mission, our employees, interested clients and partners volunteered their time to distribute food to local needy residents.  In 2014 and 2015, through joint events with Windy City Habitat for Humanity and Atlanta-based Habitat for Humanity, we helped to rebuild homes in the cities of Chicago and Atlanta.

At December 31, 2017, we employed 740 people globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.  In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses in recent periods, including $38.1 million, $39.2 million, and $24.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. We had an accumulated deficit of $125.5 million at December 31, 2017. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenue or growth of our business or any growth in revenue and may not be sufficient to offset the expense and may harm our profitability. If we fail to continue to grow our revenue, we may not achieve or sustain profitability.

We have experienced rapid growth and organizational change in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of full-time employees from 183 at December 31, 2013 to 740 at December 31, 2017 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who may follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new customers and retain and increase sales to existing customers;
•	the number of new employees added;
•	the rate of expansion and productivity of our sales force;
•	long sales cycles and the timing of large contracts;
•	changes in our or our competitors’ pricing policies;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	new products, features or functionalities introduced by us and our competitors;
•	significant security breaches, technical difficulties or interruptions to our platform;
•	the timing of customer payments and payment defaults by customers;
•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention;

•	changes in foreign currency exchange rates;
•	the impact of new accounting pronouncements;
•	the impact and timing of taxes or changes in tax law;
•	the timing and the amount of grants or vesting of equity awards to employees;
•	seasonality of our business; and
•	changes in customer buying patterns.

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

If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing enterprise resource planning (“ERP”) systems such as NetSuite, Oracle, SAP and Workday, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. Revenues from our customers that use an SAP ERP solution accounted for $33.3 million, or 19%, of our total revenues, $20.7 million, or 17%, of our total revenues, and $9.4 million, or 11%, of our total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information regarding their customers or employees. Our platform is at risk for breaches as a result of third-party action, employee, vendor or contractor error, malfeasance or other factors. If any unauthorized or inadvertent access to or a security breach of our platform occurs, or is believed to occur, such an event could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. We may also suffer breaches of our internal systems. Security breaches of our platform or our internal systems could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.

Additionally, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.

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

Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential contract and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Hub.  As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable.  This could cause variability in our operating results for any particular period.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. From January 1, 2014 to December 31, 2017, our sales and marketing teams increased from 68 to 372 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience.  We rely on our direct sales force to obtain new customers and on our enterprise field sales team and account management team to maximize the lifetime value of our customer relationships through retention and upsell efforts.  Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction.  If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this Annual Report on Form 10-K for the year ended December 31, 2017, provide a management report on internal control over financial reporting. During 2015, we identified material weaknesses in our internal control over financial reporting. Although we remediated these material weaknesses as of December 31, 2016, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act has been and will continue to be time consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to stockholder lawsuits, litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources, and cause investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.

We rely on a limited number of data centers to deliver our cloud-based software solutions and any disruption of service at these centers could harm our business.

We manage our software solutions and serve most of our customers using a cloud-based infrastructure that is operated by a limited number of third-party data center facilities in North America and Europe. We do not control the operation of these facilities. Any changes in third-party service levels at our data centers or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our data centers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. If our data centers were compromised or unavailable or our users were unable to access our solutions for any reason, our business and operations would be materially and adversely affected.

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

If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity and data center infrastructure requires lead time. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we have and expect to in the future move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 20%,16%, and 14% of our revenues from sales outside the United States for the years ended December 31, 2017, 2016, and 2015, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in 2016, we completed the Runbook Acquisition. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.

Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, Runbook offers an on-premise solution to its customers. If we are unable to migrate those customers to our cloud solution or if we are unable to integrate Runbook’s on-premise software with our platform, our business may be adversely affected. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Lawsuits or other claims by third parties for alleged infringement of their proprietary rights could cause us to incur significant expenses or liabilities.

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

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by companies doing business in Europe from the EU to the United States. As a result of the October 6, 2015 European Court of Justice opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers. We have taken certain measures to legitimize our transfers of personal data, both internally and on behalf of our customers, from the EU to the United States in the wake of the ECJ Ruling.  Additionally, EU and U.S. political authorities adopted the U.S. EU Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States. While we now have Privacy Shield certification in place that we believe allow for the lawful transfer of personal data from the EU to the United States, it is possible that these mechanisms may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the U.S. EU Privacy Shield will serve as an appropriate means for us to transfer EU personal data from the EU to the United States.  Our means for transferring personal data from the EU may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers face a risk of enforcement actions taken by EU data protection authorities regarding data transfers from the EU to the United States.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission recently adopted a General Data Protection Regulation (the “GDPR”), effective on May 25, 2018, that will supersede current EU data protection legislation, the GDPR became directly applicable to EU member states, imposed more stringent EU data protection requirements for processors and controllers of personal data, and for companies established in the EU and those outside the EU if they collect and use personal data of EU subjects, and provides for greater penalties for noncompliance.  As the GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines up to €20 million or 4% of global annual revenues, whichever is higher. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU in March 2017 and began negotiations to leave the EU in June 2017 (often referred to as “Brexit”), which is expected to be completed within the next two years. The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU GDPR and how data transfers to and from the United Kingdom will be regulated. In the immediate term, the United Kingdom will remain bound by the EU GDPR following its exit from the EU since the U.K. government has announced its intention to enact a ‘Great Repeal Bill’ which enshrines all EU law into domestic U.K. legislation. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

Our customers also expect that we comply with regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certifications or adhere to standards established by third parties, such as the SSAE 18, SOC1 and SOC2 audit processes, and may demand that they be provided a report from our auditors that we are in compliance. If we are unable to maintain these certifications or meet these standards, it could adversely affect our customers’ demand for our service and could harm our business.

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

Additionally, as a result of Brexit, global markets and foreign currencies were adversely impacted.  In particular, the value of the British pound declined as compared to the U.S. dollar and other currencies.  This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the EU, but it is uncertain over what time period this will occur.  A significantly weaker British pound compared to the U.S. dollar could have a negative effect on our business, financial condition and results of operations.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as January 1, 2017, the effective date of the new revenue standard was January 1, 2018. The new standard permitted adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt the new revenue guidance in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented. We are currently assessing the impact of the new revenue guidance on our arrangements; we anticipate this standard will have a material impact on our consolidated financial statements. We currently believe that the new guidance will impact the amount and timing of incremental costs of obtaining a contract, such as sales commissions. We generally do not pay sales commissions upon contract renewal. Accordingly, under the new revenue guidance, the sales commissions will be recognized over an estimated period of benefit rather than over the non-cancelable term under current guidance. The new guidance is also expected to impact our on-premise solutions subject to current software revenue recognition guidance, as we may be required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the current practice of recognizing the contract consideration ratably over time for certain arrangements. The new guidance will also require incremental disclosures of our revenue arrangements. We are in process of quantifying the impact of these changes. Adoption of this standard will also require changes to our business processes, systems and controls to support the new revenue recognition guidance. We are in the process of identifying and implementing such changes.

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

The adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. The Federal Communications Commission passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the Federal Communications Commission voted to repeal Open Internet rules generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service regulations and return to a “light-touch” regulatory framework. However, the repeal has not yet taken effect and a number of parties have already stated their intent to appeal this order, thus, the future impact of such repeal and any challenge thereto remains uncertain. Any changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business.

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

In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”), which contains many significant changes to the U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.  Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.  The foregoing items could have an adverse effect on our operating results, cash flow, or financial condition

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.

At December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of $122.3 million and $60.3 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The Tax Act includes changes to the U.S. federal corporate income tax rate, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate.  The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we currently maintain a full valuation allowance on our U.S. deferred tax assets.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2017, we had goodwill and intangible assets with a net book value of $225.9 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At December 31, 2017, our Principal Stockholders beneficially owned, in the aggregate, approximately 54% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

At December 31, 2017, the Principal Stockholders have sufficient voting power to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Under the Stockholders’ Agreement, each of Iconiq, Ms. Tucker and Mr. Spanicciati have agreed, subject to certain limited exceptions, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our common stock without the consent of Silver Lake Sumeru until the earlier of (i) two years following the completion of our initial public offering, or November 2, 2018, and (ii) Silver Lake Sumeru’s reduction of its holdings of common stock following our initial public offering by 50%; provided, however, that each of Ms. Tucker and Mr. Spanicciati has the right to sell a number of shares equal to up to 1% of the total outstanding shares of our common stock annually pursuant to Rule 144 of the Securities Act. In November 2017, we filed a shelf registration statement on Form S-3 that registered the sale of 33,738,329 shares of our common stock then held by our Principal Stockholders, from time to time, in secondary offerings. In December 2017, certain of our Principal Stockholders sold an aggregate of 4,500,000 shares under the registration statement and the remaining 29,238,329 shares registered under the registration statement may be offered and sold without restriction under the Securities Act. Such shares may be offered from time to time in the open market, in block trades, in underwritten offerings or in any other transaction described in the related prospectus. All shares covered by the registration statement are immediately tradeable unless transferred to an affiliate of the Company

Sales of our common stock by our current stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

Provisions of our corporate governance documents could make an acquisition of the company more difficult and may impede attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected

As a result of increased disclosure of information in the filings required in a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

None.

Item 2.	Properties

Our principal executive offices are located in Los Angeles, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We also occupy additional leased offices located in Chicago, Illinois; Atlanta, Georgia; New York, New York; London, the United Kingdom; Melbourne, Australia; Sydney, Australia; Paris, France; Johannesburg, South Africa; Frankfurt, Germany; Kuala Lumpur, Malaysia; Vancouver, Canada; Ede, Netherlands; Warsaw, Poland, Bucharest, Romania, and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2017, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

	2017		2016
	High	Low	High	Low

First Quarter	$31.40	$25.95	*	*
Second Quarter	$38.83	$28.97	*	*
Third Quarter	$40.28	$28.79	*	*
Fourth Quarter	$39.00	$32.67	$28.77	$21.66
*Prior to October 28, 2016 there was no public market for our common stock.

On March 1, 2018, the last reported sales price on the NASDAQ Global Select Market for our common stock was $43.81 per share.

Holders of Record

At March 1, 2018, there were 29 shareholders of record.  The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.

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

The following graph compares (i) the cumulative total stockholder return on our common stock from October 28, 2016 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 with (ii) the cumulative total return of the S&P 500 Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on October 28, 2016 and the reinvestment of dividends.  The graph uses the closing market price on October 28, 2016 of $23.70 per share as the initial value of our common stock.  As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

*Returns are based on historical results and are not necessarily indicative of future performance.  See the disclosure in Part I, Item 1A. “Risk Factors.”

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

On September 3, 2013, we acquired BlackLine Systems, Inc. Prior to such Acquisition, we had no significant operations. As a result, the consolidated financial statements for the periods from January 1, 2013 to September 2, 2013 are presented as BlackLine Systems, Inc., which we refer to as the Predecessor, and all subsequent periods are presented as BlackLine, Inc., which we refer to as the Successor. The Successor financial statements reflect a new basis of accounting as a result of the 2013 Acquisition and therefore are not comparable to the Predecessor financial statements. We refer to the period from January 1, 2013 to September 2, 2013 as the 2013 Predecessor Period and the period from September 3, 2013 to December 31, 2013 as the 2013 Successor Period.

The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2014 and the 2013 Successor periods and the consolidated balance sheet data at December 31, 2015, 2014, and 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K. The consolidated statements of operations data for the 2013 Predecessor period is derived from the audited financial statements of the Predecessor not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):

	Year Ended December 31,				2013	2013
	2017	2016(1)	2015	2014	Successor Period	Predecessor Period
	(in thousands, except per share data)
Revenues
Subscription and support	$168,542	$117,524	$80,080	$49,029	$7,723	$21,977
Professional services	8,489	5,599	3,527	2,648	860	1,407
Total revenues	177,031	123,123	83,607	51,677	8,583	23,384
Cost of revenues
Subscription and support	33,631	25,900	19,773	14,380	4,346	4,442
Professional services	7,855	4,311	2,956	2,218	499	1,145
Total cost of revenues(2)(3)	41,486	30,211	22,729	16,598	4,845	5,587
Gross profit	135,545	92,912	60,878	35,079	3,738	17,797
Operating expenses
Sales and marketing(2)(3)	109,775	77,810	56,546	31,837	6,895	10,453
Research and development(2)	23,874	21,125	18,216	9,705	2,225	4,738
General and administrative(2)(3)(4)	36,956	26,329	20,928	11,716	2,827	6,978
Acquisition-related costs	—	1,582	—	—	1,634	5,586
Total operating expenses	170,605	126,846	95,690	53,258	13,581	27,755
Loss from operations	(35,060)	(33,934)	(34,812)	(18,179)	(9,843)	(9,958)
Other income (expense)
Interest income	1,069	4	—	—	—	—
Interest expense	(13)	(5,936)	(3,215)	(3,047)	(781)	(22)
Change in fair value of the common stock warrant liability	(3,490)	(5,880)	(420)	(3,700)	—	—
Other expense, net	(2,434)	(11,812)	(3,635)	(6,747)	(781)	(22)
Loss before income taxes	(37,494)	(45,746)	(38,447)	(24,926)	(10,624)	(9,980)
Provision for (benefit from) income taxes	567	(6,587)	(13,713)	(8,174)	(3,954)	21
Net loss	$(38,061)	$(39,159)	$(24,734)	$(16,752)	$(6,670)	$(10,001)
Basic net loss per share:
Basic net loss per share	$(0.73)	$(0.92)	$(0.61)	$(0.42)	$(0.17)	$(0.12)
Shares used to calculate basic net loss per share	52,161	42,497	40,579	40,089	40,019	82,250
Diluted net loss per share:
Diluted net loss per share	$(0.73)	$(0.92)	$(0.61)	$(0.42)	$(0.17)	$(0.12)
Shares used to calculate diluted net loss per share	52,161	42,497	40,579	40,089	40,019	82,250

(1)

On August 31, 2016, we completed the Runbook Acquisition.  The Runbook Acquisition was accounted for as a business combination.  The results of Runbook are included in our consolidated results of operations for the period subsequent to the acquisition date.  See Note 4 of notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	The following table presents stock-based compensation included in each respective expense category (in thousands):

	Year Ended December 31,				2013	2013
	2017	2016	2015	2014	Successor Period	Predecessor Period
Cost of revenues	$1,149	$715	$466	$249	$—	$86
Sales and marketing	10,811	2,490	2,418	1,059	—	124
Research and development	767	809	588	229	—	330
General and administrative	3,317	2,512	2,025	480	—	360
	$16,044	$6,526	$5,497	$2,017	$—	$900

(3)	The following table presents the amortization of intangible assets included in each respective expense category (in thousands):

	Year Ended December 31,				2013	2013
	2017	2016	2015	2014	Successor Period	Predecessor Period
Cost of revenue	$6,847	$6,368	$6,139	$6,139	$2,048	$—
Sales and marketing	3,872	3,605	3,487	3,487	1,162	—
General and administrative	2,591	2,532	2,466	2,466	821	—
	$13,310	$12,505	$12,092	$12,092	$4,031	$—

(4)

General and administrative expenses include increases (decreases) in fair value of contingent consideration of $0.6 million, $0.4 million, $41,000, and $(0.8) million, for the years ended December 31, 2017, 2016, 2015, and 2014, respectively.

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$31,104	$22,118	$15,205	$25,707	$14,855
Marketable securities	81,476	83,130	—	—	—
Total assets	440,884	420,437	286,750	285,550	275,025
Deferred revenue	106,903	80,360	52,750	34,574	17,328
Deferred revenue, noncurrent	912	2,373	—	—	—
Capital lease obligations, net of current portion	—	—	558	—	—
Long-term debt	—	—	28,267	25,673	23,132
Total stockholders' equity	294,628	291,410	166,168	183,947	193,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2017, we had approximately 2,200 customers and approximately 196,000 users in over 150 countries exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub and Smart Close.

We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the year ended December 31, 2017. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer agreement. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP system. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the years ended December 31, 2017, 2016, and 2015, revenues from our customers that use an SAP ERP solution accounted for $33.3 million, or 19%, $20.7 million, or 17%, and $9.4 million, or 11%, respectively, of our total revenues.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the year ended December 31, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively. For the year ended December 31, 2016, sales to enterprise and mid-market customers represented 85% and 15% of our revenues, respectively. For the year ended December 31, 2015, sales to enterprise and mid-market customers represented 86% and 14% of our revenues, respectively.  Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

For the year ended December 31, 2017, our dollar-based net revenue retention rate declined primarily due to lower net growth in our existing customer accounts as we continue to focus on selling larger initial contract sizes.  Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us.  We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

The length of our sales cycle depends on the size of the potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers.  In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Hub.  As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.

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

For the years ended December 31, 2017, 2016, and 2015, we had revenues of $177.0 million, $123.1 million and $83.6 million respectively, and we incurred net losses of $38.1 million, $39.2 million, and $24.7 million, respectively.

We will adopt ASC 606 in the first quarter of 2018 using the retrospective method, which will result in the retrospective adjustment of our consolidated financial statements for the years ended December 31, 2017 and 2016. The adoption of this new standard will impact how we account for certain of our revenue arrangements and for sales commissions. See “Significant Accounting Policies - Recent accounting pronouncements” in Note 2 of the accompanying notes to our consolidated financial statements for additional information.

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

The aggregate purchase consideration of $34.1 million for the Runbook Acquisition was paid in cash on the acquisition date. The purchase consideration is subject to a final working capital adjustment, which has not yet been finalized. Any adjustment will be recorded in the consolidated statement of operations in the period of settlement. The estimated purchased working capital included approximately $2.6 million in cash. We amended our credit facility to add an additional term loan pursuant to which we borrowed $30.0 million and used the proceeds and cash on hand to fund the acquisition. In connection with our initial public offering, we repaid all amounts outstanding under the term loan.  We incurred $1.6 million in transaction costs and fees to complete the Runbook Acquisition.

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

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Year Ended December 31,
	2017	2016	2015
Dollar-based net revenue retention rate	112%	116%	120%
Number of customers (at end of period)	2,208	1,758	1,338
Number of users (at end of period)	196,612	166,903	128,726

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base.  This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. For the year ended December 31, 2017, our dollar-based net revenue retention rate declined primarily due to lower net growth in our existing customer accounts as we continue to focus on selling larger initial contract sizes.  Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us.  We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the years ended December 31, 2017, 2016, and 2015, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products.

Key Components of our Results of Operations

Revenues

Subscription and support.    The majority of subscriptions are sold through one-year non-cancellable contracts and a growing percentage of subscriptions are sold through three-year contracts. Fees are based on a number of factors, including the number of users having access to the products and the number of products purchased by the customer. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue on a straight-line basis over the term of the agreement. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform comprised approximately 95% of our revenues for the year ended December 31, 2017.

Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support.  Prior to our migration to SaaS in 2012, we licensed our legacy on-premise software. We no longer develop any new applications or functionality for our legacy on-premise software, but we continue to provide post-contract support to one customer that had not migrated to our SaaS solution at December 31, 2017.

On August 31, 2016, we acquired Runbook.  We plan to migrate Runbook’s Smart Close product to a cloud-based platform, but we continue to sell Runbook’s on-premise software to existing Runbook customers and provide post-contract support and implementation services.

Revenues recognized from sales of software licenses, support and implementation services related to software arrangements comprised 5%, less than 1%, and 1% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Professional services.    We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions for a fixed fee and we recognize revenue over the period such services are performed. We also provide consulting and training services to help customers optimize the use of our products. We charge customers for our consulting and training services on a time-and-materials basis and we recognize revenue as services are performed. Professional services revenues comprised approximately 5% of our revenues for the year ended December 31, 2017.

For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Commencing in 2018, we will adopt ASC 606, which will change the timing of when we recognize revenue for certain of our revenue arrangements.  See “Significant Accounting Policies - Recent accounting pronouncements” in Note 2 of the accompanying notes to our consolidated financial statements for additional information.

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

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs, commissions paid in connection with our strategic relationships, outside consulting fees, marketing programs, including lead generation, costs of our annual conference, advertising, and trade shows, other event expenses, and allocated overhead costs. Sales and marketing expenses also include amortization of customer relationship intangible assets. We defer sales and partner commissions and amortize them ratably over the non-cancelable term of the corresponding subscription agreement. In connection with the adoption of the ASC 606, direct costs to acquire a customer will be recognized over an estimated period of benefit of five years rather than over the non-cancelable contract term under current guidance.  Accordingly, as we have elected to adopt ASC 606 using the retrospective method then we expect to record a reduction in annual sales and marketing expenses for the years ended December 31, 2017 and 2016 when compared to the accounting under the current guidance.  Upon adoption of ASC 606, we expect the annual trend in sales and marketing expenses to continue to increase as we expand our direct sales teams and increase sales through our strategic relationships and resellers.

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

Interest Income

Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.

Interest Expense

Interest expense consists primarily of interest expense from borrowings under our credit facility and amortization of debt discounts and issuance costs.  We repaid in full all outstanding debt and terminated our credit facility in November 2016. In connection with the termination of our credit facility, we expensed the then-unamortized debt discounts and issuance costs.

Change in Fair Value of Common Stock Warrant Liability

We issued warrants to purchase common stock in connection with our credit facility. The warrants were measured at fair value each period, with changes in fair value recorded in our consolidated statements of operations. The stock warrants were exercised in May 2017 and, accordingly, there will be no further changes in the fair value recorded in our results of operations.

Provision for (Benefit from) Income Taxes

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

We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not.  For the year ended December 31, 2017, for both federal and state income taxes, our deferred assets exceeded our deferred tax liabilities and because of our recent history of operating losses we believe that the realization of the deferred tax assets is currently not more likely than not.  Accordingly, we have recorded a valuation allowance against our federal and state deferred tax assets.  Taxes for international operations are not material for the years ended December 31, 2017, 2016, and 2015.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
GAAP revenues	$177,031	$123,123	$83,607
GAAP gross profit	$135,545	$92,912	$60,878
GAAP gross margin	76.6%	75.5%	72.8%
GAAP net loss	$(38,061)	$(39,159)	$(24,734)

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Non-GAAP revenues	$177,031	$123,839	$83,607
Non-GAAP gross profit	$143,541	$100,711	$67,483
Non-GAAP gross margin	81.1%	81.3%	80.7%
Non-GAAP net loss	$(3,136)	$(16,478)	$(20,114)

Non-GAAP Revenues. Non-GAAP revenues are defined as GAAP revenues adjusted for the impact of purchase accounting resulting from the Runbook Acquisition.  Upon the completion of the Runbook Acquisition, deferred revenue was recorded at fair value, resulting in a reduction from its then carrying value.  The reduction associated with the Runbook Acquisition resulted in reduced revenue for the year ended December 31, 2016.  We believe that presenting non-GAAP revenues is useful to investors as it eliminates the impact of the purchase accounting adjustment to revenues to allow for a direct comparison of revenues between periods.

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

Non-GAAP Net Loss. Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to our credit facility, accretion of warrant discount relating to warrants issued in connection with our credit facility, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, acquisition-related costs for the Runbook Acquisition, cost incurred in relation to our secondary offering and cost incurred relating to our shelf offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin, and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net loss:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Non-GAAP Revenues
Revenues	$177,031	$123,123	$83,607
Purchase accounting adjustment to revenues	—	716	—
Total Non-GAAP revenues	$177,031	$123,839	$83,607

Non-GAAP Gross Profit:
Gross profit	$135,545	$92,912	$60,878
Purchase accounting adjustment to revenues	—	716	—
Amortization of developed technology	6,847	6,368	6,139
Stock-based compensation	1,149	715	466
Total Non-GAAP gross profit	$143,541	$100,711	$67,483
Gross margin	76.6%	75.5%	72.8%
Non-GAAP gross margin	81.1%	81.3%	80.7%

Non-GAAP Net Loss:
Net loss	$(38,061)	$(39,159)	$(24,734)
Benefit from income taxes	(174)	(6,956)	(13,934)
Purchase accounting adjustment to revenues	—	716	—
Amortization of intangibles	13,310	12,505	12,092
Stock-based compensation	16,044	6,526	5,497
Accretion of debt discount	—	1,303	228
Accretion of warrant discount	—	754	276
Change in fair value of contingent consideration	628	371	41
Change in fair value of the common stock warrant liability	3,490	5,880	420
Acquisition-related costs	—	1,582	—
Secondary offering costs	809	—	—
Shelf offering costs	818	—	—
Total Non-GAAP net loss	$(3,136)	$(16,478)	$(20,114)

Results of Operations

The following tables set forth selected historical consolidated statements of operations data, which should be read in conjunction with Critical Accounting Policies and Estimates, Liquidity and Capital Resources, and Contractual Obligations and Commitments included in this Item 7, as well as Quantitative and Qualitative Disclosures About Market Risk and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated statements of operations information was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenues
Subscription and support	$168,542	$117,524	$80,080
Professional services	8,489	5,599	3,527
Total revenues	177,031	123,123	83,607
Cost of revenues
Subscription and support	33,631	25,900	19,773
Professional services	7,855	4,311	2,956
Total cost of revenues	41,486	30,211	22,729
Gross profit	135,545	92,912	60,878
Operating expenses
Sales and marketing	109,775	77,810	56,546
Research and development	23,874	21,125	18,216
General and administrative	36,956	27,911	20,928
Total operating expenses	170,605	126,846	95,690
Loss from operations	(35,060)	(33,934)	(34,812)
Other income (expense)
Interest income	1,069	4	—
Interest expense	(13)	(5,936)	(3,215)
Change in fair value of the common stock warrant liability	(3,490)	(5,880)	(420)
Other expense, net	(2,434)	(11,812)	(3,635)
Loss before income taxes	(37,494)	(45,746)	(38,447)
Provision for (benefit from) income taxes	567	(6,587)	(13,713)
Net loss	$(38,061)	$(39,159)	$(24,734)

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenues

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Subscription and support	$168,542	$117,524	$51,018	43%
Professional services	8,489	5,599	2,890	52%
Total revenues	$177,031	$123,123	$53,908	44%

	Year Ended December 31,
	2017	2016
Dollar-based net revenue retention rate*	112%	116%
Number of customers (at end of period)*	2,208	1,758
Number of users (at end of period)*	196,612	166,903
* Exclusive of on-premise software

The increase in revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers in the period.  The total number of customers and users increased by 26% and 18%, respectively, during the year ended December 31, 2017.

Cost of revenues

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Subscription and support	$33,631	$25,900	$7,731	30%
Professional services	7,855	4,311	3,544	82%
Total cost of revenues	$41,486	$30,211	$11,275	37%
Gross margin	76.6%	75.5%

The increase in cost of revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $7.2 million increase in salaries, benefits and stock-based compensation; a $1.0 million increase in amortization of developed technology; a $0.8 million increase in depreciation and amortization;  a $0.8 million increase in data center costs; a $0.6 million increase in overhead-related expenses; a $0.5 million increase in computer software expenses; and a $0.3 million increase in travel-related costs. Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 13% between December 31, 2016 and 2017. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition, which closed on August 31, 2016.

Gross margin remained relatively flat during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Sales and marketing

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$109,775	$77,810	$31,965	41%
Percentage of total revenues	62.0%	63.2%

The increase in sales and marketing expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $13.5 million increase in salaries, sales commissions and incentives; a $8.3 million increase in stock-based compensation; a $4.1 million increase in advertising and trade show expenses; a $3.7 million increase in commissions payable to third-party partners; a $1.1 million increase in travel-related costs; a $0.7 million increase in overhead-related expenses; a $0.5 million increase in computer software expenses; and a $0.3 million increase in depreciation and amortization. These increases were partially offset by a $0.3 million decrease in professional services expense. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing headcount increased by 32% between December 31, 2016 and 2017. The increase in our stock-based compensation was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017. The increases in commissions payable to third party-partners was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs have increased due to the expansion of our sales organization.

Research and development

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$23,874	$21,125	$2,749	13%
Percentage of total revenues	13.5%	17.2%

The increase in research and development expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $3.1 million increase in salaries and benefits; a $0.7 million increase in professional services expense, and a $0.2 million increase in travel-related costs, partially offset by a $1.5 million decrease in capitalized software costs. Our research and development headcount increased by 9% between December 31, 2016 and 2017.

General and administrative

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$36,956	$27,911	$9,045	32%
Percentage of total revenues	20.9%	22.7%

The increase in general and administrative expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $4.2 million increase in professional services expense; a $4.1 million increase in salaries, benefits and stock-based compensation; a $0.9 million increase in non-income taxes; a $0.6 million increase in depreciation and amortization; and a $0.5 million increase in bad debt expenses. The increase in professional services expense comprised primarily of legal, accounting and consulting costs associated with being a public company and costs associated with the secondary offering that was completed in the quarter ended June 30, 2017 and the shelf offering that was completed in the quarter ended December 31, 2017. The increase in salaries, benefits and stock-based compensation was primarily driven by a 37% increase in our general and administrative headcount between December 31, 2016 and 2017. The increase in bad debt expenses was primarily related to older receivables for on-premise license receivables. The increases in general and administrative expenses were partially offset by a $1.6 million increase in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

Interest income

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Interest income	$1,069	$4	$1,065	*

* Not meaningful

The increase in interest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to interest earned from investments in marketable securities.  In November 2016, we completed our initial public offering and used a portion of the proceeds to invest in marketable securities.

Interest expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Interest expense	$13	$5,936	$(5,923)	(100%)

The decrease in interest expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to the termination of our credit facility and associated repayment of term loans in November 2016.

Change in fair value of common stock warrant liability

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$(3,490)	$(5,880)	$2,390	(41%)

We valued our common stock warrants using a binomial lattice model.  The primary input into the binomial lattice model was the fair value of our common stock. The fair value of our common stock increased by approximately 26% between January 1, 2017 and May 26, 2017, the date the warrants were exercised, increasing our common stock liability by $3.5 million. The stock warrants were exercised on May 26, 2017 and, accordingly, there will be no further changes in the fair value recorded through earnings.

Provision for (benefit) from income taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$567	$(6,587)	$7,154	(109%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differed from the U.S. federal statutory rate of 34% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the year ended December 31, 2017, we recorded $0.6 million in income tax expense, compared with a $6.6 million income tax benefit for the year ended December 31, 2016. For the year ended December 31, 2016, deferred tax liabilities arising from our 2013 Acquisition and our Runbook Acquisition were an available source of income to realize a portion of our deferred tax assets, including our U.S. losses, resulting in the recognition of an income tax benefit during that period.  As of December 31, 2016, our U.S. deferred assets exceeded our U.S. deferred tax liabilities and given the uncertainty regarding the realizability of our U.S. deferred tax assets, we recorded a full valuation allowance against all our U.S. federal and state net deferred tax assets. For the year ended December 31, 2017, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the year ended December 31, 2017 primarily related to our international operations.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenues

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Subscription and support	$117,524	$80,080	$37,444	47%
Professional services	5,599	3,527	2,072	59%
Total revenues	$123,123	$83,607	$39,516	47%

	Year Ended December 31,
	2016	2015
Dollar-based net revenue retention rate*	116%	120%
Number of customers (at end of period)*	1,758	1,338
Number of users (at end of period)*	166,903	128,726
* Exclusive of on-premise software

The increase in revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers.  The total number of customers increased by 31% during the year ended December 31, 2016.  The total number of users increased by 30% during the year ended December 31, 2016.

Cost of revenues

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Subscription and support	$25,900	$19,773	$6,127	31%
Professional services	4,311	2,956	1,355	46%
Total cost of revenues	$30,211	$22,729	$7,482	33%
Gross margin	75.5%	72.8%

The increase in cost of revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $5.6 million increase in salaries, benefits and stock-based compensation and a $0.8 million increase in amortization of capitalized software costs.  Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 45% between December 31, 2015 and 2016.  Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

Our gross margin was 75.5% and 72.8% for the years ended December 31, 2016 and 2015, respectively.  The improvement in gross margin in 2016 compared to 2015 was primarily the result of amortization of developed technology associated with the 2013 Acquisition and included in our cost of revenues, which is a fixed cost each period.  Accordingly, an increase in revenues resulted in an improvement in our gross margin.  The improvement in gross margin was partially offset by the amortization expense of acquired developed technology associated with the Runbook Acquisition in August 2016.

Sales and marketing

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$77,810	$56,546	$21,264	38%
Percentage of total revenues	63.2%	67.6%

The increase in sales and marketing expenses for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $12.2 million increase in salaries, sales commissions and incentives and stock-based compensation, a $3.0 million increase in commissions expense for third parties that refer customers to us, a $1.1 million increase in travel and related costs, a $1.1 million increase in advertising and trade shows, and a $0.7 million increase in outside consulting fees.  The increase in salaries, sales commissions and incentives and stock-based compensation was primarily driven by an increase in headcount and revenue growth.  Our sales and marketing headcount increased by 31% between December 31, 2015 and 2016.  The increase in commissions payable to third parties was primarily driven by revenue growth associated with our relationship with SAP as an endorsed business solution.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  The increase in consulting fees was primarily due to an increase in digital marketing services.

Research and development

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$21,125	$18,216	$2,909	16%
Percentage of total revenues	17.2%	21.8%

The increase in research and development expenses for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $2.5 million increase in salaries, benefits and stock-based compensation due to an increase in headcount and a $1.2 million increase in services provided by third-party contractors.  These increases were partially offset by an increase in capitalized costs related to software development of $1.1 million.  Our research and development headcount increased by 38% between December 31, 2015 and 2016.  Costs of third-party contractors increased by 27% between 2015 and 2016.  The additional headcount and number of third-party contractors were used to further maintain, enhance and develop our platform.

General and administrative

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$27,911	$20,928	$6,983	33%
Percentage of total revenues	22.7%	25.0%

The increase in general and administrative expenses for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $3.9 million increase in salaries, benefits and stock-based compensation due to an increase in headcount of 30% between December 31, 2015 and 2016, a $0.9 million increase in computer software expenses, a $0.5 million increase in professional services costs due primarily to a $1.6 million increase in legal, accounting and auditing fees related to the Runbook Acquisition largely offset by a reduction of $1.1 million in initial public offering readiness fees and recruitment costs, and a $0.4 million increase in foreign exchange transaction losses due to the strengthening of the U.S. Dollar.  In addition, our general and administrative costs in 2016 increased by $0.3 million relating to the change in fair value of contingent consideration.  There was no significant change in contingent consideration during 2015.

Interest income

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Interest income	$4	$-	$4	*

* Not meaningful

Interest income for the year ended December 31, 2016, compared to the year ended December 31, 2015, remained relatively flat.

Interest expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Interest expense	$(5,936)	$(3,215)	$(2,721)	85%

The increase in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $1.6 million increase in the accretion and write-off of debt issuance costs associated with borrowings under our credit facility, a $0.7 million prepayment penalty for early termination of our credit facility, and a $0.6 million increase in interest expense primarily due to a $30.0 million term loan under our credit facility issued to fund the Runbook Acquisition in August 2016.

Change in fair value of common stock warrant liability

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$(5,880)	$(420)	$(5,460)	*

* Not meaningful

We valued our common stock warrants using a binomial lattice model. The primary input into the binomial lattice model was the fair value of our common stock. The fair value of our common stock increased by approximately 84% between December 31, 2015 and December 31, 2016, resulting in a $5.9 million, or 107%, increase in our common stock warrant liability.

Benefit from income taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Benefit from income taxes	$(6,587)	$(13,713)	$7,126	(52%)

Our effective tax rate was 14.4% in 2016 and 35.7% in 2015.  The effective tax rate differs from the U.S. federal statutory rate of 34% in 2016 primarily because of our full valuation allowance on our federal and state deferred tax assets, expenses not deductible for income tax purposes including the change in fair value of common stock warrants, state taxes net of federal benefit, acquisition-related costs, and other tax credits.  We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not.  For 2016, our federal and state deferred tax assets exceeded our deferred tax liabilities and given our cumulative losses, we believe that it is not more likely than not that these deferred tax assets will be realized.  Accordingly, we recorded a valuation allowance on our net deferred tax assets.  In 2015, we recorded a valuation allowance on our State of California deferred tax assets as these deferred tax assets exceeded our State of California deferred tax liabilities.  Taxes for our international operations were not material in 2016 and 2015.

Liquidity and Capital Resources

At December 31, 2017, our principal sources of liquidity were $112.6 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, U.S. treasury securities, and asset-backed securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$6,424	$(4,808)	$1,006
Net cash used in investing activities	$(7,031)	$(119,674)	$(12,367)
Net cash provided by financing activities	$9,593	$131,395	$859

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

For the year ended December 31, 2017, cash provided by operations was $6.4 million resulting from net non-cash expenses of $40.8 million and net cash flow provided by changes in operating assets and liabilities of $3.7 million, largely offset by our net loss of $38.1 million. The $3.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $25.1 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition; a $2.1 million increase in accrued expenses and other current liabilities; and a $0.9 million decrease in prepaid expenses and other current liabilities. This change in our operating assets and liabilities was partially offset by a $19.9 million increase in accounts receivable due to the growth of our customer and user base; a $4.0 million increase in deferred sales commissions due to an increase in revenues; a $0.3 million increase in other assets; and a $0.2 million decrease in other long-term liabilities.

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

For the year ended December 31, 2017, cash used in investing activities was $7.0 million as a result of $4.6 million in payments of costs related to capitalized software development activities and $4.0 million in purchases of property and equipment, partially offset by $1.6 million in proceeds from maturities of marketable securities, net of purchases.

For the year ended December 31, 2016, cash used in investing activities was $119.7 million as a result of $83.2 million of investments in marketable securities, which are primarily comprised of U.S. Treasury and corporate bonds, and the Runbook Acquisition, with a total purchase price of $34.1 million, partially offset by cash acquired in the amount of $2.6 million, $3.3 million in capitalized software development costs and $1.7 million of purchases of property and equipment.

For the year ended December 31, 2015, cash used in investing activities was $12.4 million as a result of $10.1 million in purchases of property and equipment of which $7.1 million related to the expansion of our global headquarters. During 2015, we also paid $2.3 million of costs related to capitalized software development activities.

Net Cash Provided By Financing Activities

For the year ended December 31, 2017, cash provided by financing activities was $9.6 million primarily as a result of $10.3 million of proceeds from the exercises of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

For the year ended December 31, 2016, cash provided by financing activities was $131.4 million as a result of the successful completion of our initial public offering, which resulted in proceeds of $151.9 million, net of underwriting discounts and commissions and other offering expenses, including $4.4 million in cash paid for deferred offering costs; $34.3 million in proceeds under our credit facility, $3.1 million in proceeds from our issuance of common stock to former employees of Runbook Company B.V.; and $2.9 million in proceeds from exercise of stock options, partially offset by the termination of our credit facility in November 2016 and the associated repayment of term loans and prepayment penalties in the amount of $60.7 million.

For the year ended December 31, 2015, cash provided by financing activities was $0.9 million as a result of $1.4 million in proceeds from exercises of stock options, partially offset by $0.5 million in principal payments on capital lease obligations.

Backlog

We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2017 and 2016, we had backlog of approximately $120.4 million and $78.7 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$21,157	$5,380	$7,672	$5,229	$2,876
Purchase obligations	2,454	1,664	790	—	—
Capital lease obligations	442	442	—	—	—
	$24,053	$7,486	$8,462	$5,229	$2,876

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

At December 31, 2017, liabilities for unrecognized tax benefits of $0.7 million are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2017, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Stock-Based Compensation

We account for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. We estimate the fair value of our stock options using the Black-Scholes option-pricing model. For awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. We recognize the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met, using the graded vesting method. Forfeitures are recognized in the period they occur.

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

In October 2016, we granted options to purchase shares of common stock to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and because each yearly target has not yet been set, no grant date for the options has been established.  At December 31, 2017, we determined that the achievement of the performance targets is not probable and accordingly, no stock-based compensation expense has been recorded for these awards. To the extent that the awards become probable of vesting prior to the grant date, the amount of compensation cost to be recognized will be based on the then fair value of the options. The fair value of the options will be remeasured each period until a grant date has been established. Accordingly, stock-based compensation cost, if any, to be recognized will depend on the value of the stock options when all performance conditions have been set and whether the performance conditions are probable of being achieved.

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

The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. The Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates a territorial tax system with a onetime mandatory tax on previously deferred foreign earnings of US subsidiaries, among other provisions.

As a result of a full valuation allowance and not having cumulative earnings and profits in foreign jurisdictions, the Tax Act did not impact our effective rate during the fourth quarter of 2017. Additional guidance may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, which may result in adjustments to the amounts recorded.

Certain consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined.

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

Determining the fair value of the common stock warrants each period required our management to make assumptions and judgments. These estimates involved inherent uncertainties and if different assumptions had been used, fair value of the common stock warrants could have been materially different from the amounts recorded. The fair value was determined using a binomial lattice valuation model. The significant inputs used in the fair value measurement of the common stock warrants were the estimated fair value of our common stock and to a lesser extent the expected stock volatility, the probability of a change in control and future stock issuances which impacted the term of the warrants. The fair value of our common stock was based on a number of quantitative and qualitative factors as described in Stock-Based Compensation section above.

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there we be no further changes in the fair value.

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

We had cash and cash equivalents and marketable securities of $112.6 million at December 31, 2017. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2017 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 8, 2018

We have served as the Company's auditor since 2014.

BLACKLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par values)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$31,104	$22,118
Marketable securities	81,476	83,130
Accounts receivable, net of allowances for doubtful accounts of $695 and $223 at December 31, 2017 and 2016, respectively	61,589	42,294
Deferred sales commissions	13,645	9,667
Prepaid expenses and other current assets	6,140	6,614
Total current assets	193,954	163,823
Capitalized software development costs, net	6,824	4,591
Property and equipment, net	12,769	11,318
Intangible assets, net	40,808	54,118
Goodwill	185,138	185,138
Other assets	1,391	1,449
Total assets	$440,884	$420,437
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,254	$7,165
Accrued expenses and other current liabilities	20,874	18,931
Deferred revenue	106,903	80,360
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	137,039	108,464
Common stock warrant liability	—	11,380
Contingent consideration	3,858	3,230
Deferred tax liabilities, net	1,328	1,262
Deferred revenue, noncurrent	912	2,373
Other long-term liabilities	3,119	2,318
Total liabilities	146,256	129,027
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,982,976 issued and outstanding at December 31, 2017 and 51,277,964 issued and outstanding at December 31, 2016	530	513
Additional paid-in capital	419,628	378,272
Accumulated other comprehensive loss	(63)	(41)
Accumulated deficit	(125,467)	(87,334)
Total stockholders' equity	294,628	291,410
Total liabilities and stockholders' equity	$440,884	$420,437

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Subscription and support	$168,542	$117,524	$80,080
Professional services	8,489	5,599	3,527
Total revenues	177,031	123,123	83,607
Cost of revenues
Subscription and support	33,631	25,900	19,773
Professional services	7,855	4,311	2,956
Total cost of revenues	41,486	30,211	22,729
Gross profit	135,545	92,912	60,878
Operating expenses
Sales and marketing	109,775	77,810	56,546
Research and development	23,874	21,125	18,216
General and administrative	36,956	27,911	20,928
Total operating expenses	170,605	126,846	95,690
Loss from operations	(35,060)	(33,934)	(34,812)
Other income (expense)
Interest income	1,069	4	—
Interest expense	(13)	(5,936)	(3,215)
Change in fair value of the common stock warrant liability	(3,490)	(5,880)	(420)
Other expense, net	(2,434)	(11,812)	(3,635)
Loss before income taxes	(37,494)	(45,746)	(38,447)
Provision for (benefit from) income taxes	567	(6,587)	(13,713)
Net loss	$(38,061)	$(39,159)	$(24,734)
Basic net loss per share:
Basic net loss per share	$(0.73)	$(0.92)	$(0.61)
Shares used to calculate basic net loss per share	52,161	42,497	40,579
Diluted net loss per share:
Diluted net loss per share	$(0.73)	$(0.92)	$(0.61)
Shares used to calculate diluted net loss per share	52,161	42,497	40,579

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(38,061)	$(39,159)	$(24,734)
Other comprehensive income (loss)
Net change in unrealized gain on marketable securities, net of tax of $0 for the years ended December 31, 2017, 2016, and 2015	(22)	(41)	—
Other comprehensive loss	(22)	(41)	—
Comprehensive loss	$(38,083)	$(39,200)	$(24,734)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
				Additional	Other
	Common Stock		Treasury Stock,	Paid-in	Comprehensive	Accumulated
	Shares	Amount	at cost	Capital	Loss	Deficit	Total
Balance at December 31, 2014	40,392	$405	$(225)	$207,189	$—	$(23,422)	$183,947
Stock option exercises	283	2	—	1,418	—	—	1,420
Stock repurchases	(2)	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	—	5,564	—	—	5,564
Net loss	—	—	—	—	—	(24,734)	(24,734)
Balance at December 31, 2015	40,673	407	(254)	214,171	—	(48,156)	166,168
Stock option exercises	523	5	—	2,855	—	—	2,860
Common stock issuance	192	2	—	3,073	—	—	3,075
Issuance of common stock in connection with initial public offering, net of offering costs	9,890	99	—	151,780	—	—	151,879
Retirement of treasury stock	—	—	254	(235)	—	(19)	—
Stock-based compensation	—	—	—	6,628	—	—	6,628
Other comprehensive loss	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(39,159)	(39,159)
Balance at December 31, 2016	51,278	513	—	378,272	(41)	(87,334)	291,410
Adjustment for change in accounting policy for stock option forfeitures	—	—	—	72	—	(72)	—
Balance at January 1, 2017	51,278	513	—	378,344	(41)	(87,406)	291,410
Net exercise of stock warrants	428	4	—	14,866			14,870
Stock option exercises	1,277	13	—	10,239	—	—	10,252
Stock-based compensation	—	—	—	16,179	—	—	16,179
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(38,061)	(38,061)
Balance at December 31, 2017	52,983	$530	$—	$419,628	$(63)	$(125,467)	$294,628

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(38,061)	$(39,159)	$(24,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,971	17,424	14,739
Accretion of debt discount and accrual of paid-in-kind interest	—	4,557	2,594
Payment of paid-in-kind interest	—	(6,418)	—
Change in fair value of common stock warrant liability	3,490	5,880	420
Change in fair value of contingent consideration	628	371	41
Stock-based compensation	16,044	6,526	5,497
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	37	—	—
Deferred income taxes	66	(7,432)	(13,941)
Provision for doubtful accounts receivable	565	—	—
Changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable	(19,860)	(15,541)	(6,195)
Deferred sales commissions	(3,978)	(3,421)	(4,343)
Prepaid expenses and other current assets	874	(3,095)	(507)
Other assets	(342)	(201)	(571)
Accounts payable	(25)	3,544	1,073
Accrued expenses and other current liabilities	2,120	3,864	6,753
Deferred revenue	25,082	29,482	18,176
Other long-term liabilities	(187)	(1,189)	2,004
Net cash provided by (used in) operating activities	6,424	(4,808)	1,006
Cash flows from investing activities
Acquisition, net of cash acquired	—	(31,488)	—
Purchases of marketable securities	(76,610)	(83,192)	—
Proceeds from maturities of marketable securities	78,205	—	—
Capitalized software development costs	(4,624)	(3,270)	(2,273)
Purchases of property and equipment	(4,002)	(1,724)	(10,094)
Net cash used in investing activities	(7,031)	(119,674)	(12,367)
Cash flows from financing activities
Proceeds from term loan, net of issuance costs	—	34,300	—
Principal payments on term loan and prepayment penalties	—	(60,706)	—
Principal payments on capital lease obligations	(549)	(124)	(532)
Proceeds from issuance of common stock	—	3,075	—
Proceeds from exercises of stock options	10,252	2,860	1,420
Proceeds from initial public offering, net of underwriting discounts and commissions	—	156,362	—
Repurchases of common stock	—	—	(29)
Payments of initial public offering costs	(110)	(4,372)	—
Net cash provided by financing activities	9,593	131,395	859
Net increase (decrease) in cash and cash equivalents	8,986	6,913	(10,502)
Cash and cash equivalents, beginning of period	22,118	15,205	25,707
Cash and cash equivalents, end of period	$31,104	$22,118	$15,205

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$8	$8,646	$634
Cash paid for income taxes	$868	$176	$6
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$135	$102	$67
Net exercise of stock warrants	$14,870	$—	$—
Property and equipment acquired under capital leases	$—	$—	$1,648
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$331	$153	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$293	$63	$172
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$110	$1,647
Leasehold improvements paid directly by landlord	$1,176	$—	$—

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

The Company is a holding company and conducts its operations through its wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). BlackLine Systems funded its business with investments from its founder and cash flows from operations until September 3, 2013, when the Company acquired BlackLine Systems, and Silver Lake Sumeru and Iconiq acquired a controlling interest in the Company, which is referred to as the “2013 Acquisition.”

On August 31, 2016 the Company acquired Runbook Company B.V. (“Runbook”), which is referred to as the “Runbook Acquisition.”

The Company is headquartered in Los Angeles, California and has offices in Chicago, Atlanta, New York, Vancouver, London, Paris, Frankfurt, Sydney, Melbourne, Kuala Lumpur, Netherlands, Poland, Romania, Singapore, and South Africa.

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

On an ongoing basis, management evaluates its estimates, primarily those related to determining the best estimate of selling price (“BESP”) for separate deliverables in the Company’s subscription revenue arrangements, vendor-specific objective evidence (“VSOE”) for separate deliverables in the Company’s licensed revenue arrangements, allowance for doubtful accounts, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets, income taxes, contingencies, fair value of contingent consideration, and the valuation and assumptions underlying stock-based compensation and common stock warrants. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Restricted cash

Included in prepaid expenses and other current assets at December 31, 2017 and other assets at December 31, 2016 was cash totaling $0.4 million, which was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit.

Investments in Marketable Securities

The Company’s marketable securities consist of commercial paper, corporate bonds, U.S. treasury securities, and asset-backed securities.  The Company classifies its marketable securities as available-for-sale at the time of purchase, and the Company reevaluates such classification as of each balance sheet date.  All marketable securities are recorded at their estimated fair value, with any unrealized gains and losses reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis.  Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

The Company classifies its investments in marketable securities in current assets as the investments are available for use, if needed, in current operations.

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,454	$—	$(19)	$21,435
Corporate bonds	32,437	—	(43)	32,394
Commercial paper	25,048	—	—	25,048
Asset-backed securities	2,600	—	(1)	2,599
	$81,539	$—	$(63)	$81,476

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$29,742	$—	$(17)	$29,725
Corporate bonds	25,522	—	(21)	25,501
Commercial paper	15,554	—	—	15,554
Asset-backed securities	12,353	—	(3)	12,350
	$83,171	$—	$(41)	$83,130

During the years ended December 31, 2017 and 2016, there were no sales of marketable securities and, accordingly, there were no realized gains or losses recognized in the Company’s consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the consolidated statements of operations were not material for the years ended December 31, 2017 and 2016.

The Company’s marketable securities have a contractual maturity of less than 2 years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$75,339	$75,288
Maturing between 1 year and 2 years	6,200	6,188
	$81,539	$81,476

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

The Company invests its excess cash in money market mutual funds, commercial paper, corporate bonds, U.S. treasury securities, and asset-backed securities. To date, the Company has not experienced any impairment losses on its investments.

For the years ended December 31, 2017, 2016, and 2015, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2017 or 2016.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred, while renewals and betterments are capitalized. Depreciation expense is charged to operations on a straight-line basis over the estimated useful lives of the assets.

The estimated useful lives of the Company’s property and equipment are as follows:

Useful Lives
Machinery and equipment	3 to 5 years
Purchased software	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 7 years or lease term

Assets acquired under capital leases are capitalized at the present value of the related lease payments and are amortized over the shorter of the lease term or useful life of the asset.

Capitalized internal-use software costs

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company capitalizes certain costs in the development of its Software as a Service (“SaaS”) subscription solution when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s SaaS software solutions are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

During the years ended December 31, 2017, 2016, and 2015, the Company amortized $2.7 million, $1.8 million, and $0.9 million, respectively, of internal-use software development costs to subscription and support cost of revenue. At December 31, 2017 and 2016, the accumulated amortization of capitalized internal-use software development costs was $5.6 million and $2.9 million, respectively.

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

Intangible assets

Intangible assets primarily consist of acquired developed technology, customer relationships, trade names and non-compete agreements, which were acquired as part of the 2013 Acquisition and the Runbook Acquisition.  The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets.  Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.  The estimated useful lives of the Company’s finite-lived intangible assets are as follows:

Useful Lives
Trade name	1 to 10 years
Developed technology	6 to 8 years
Non-compete agreements	2 to 5 years
Customer relationships	8 to 10 years

Impairment of long-lived assets

Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there were no events or changes in circumstances that potentially indicated that the Company’s long-lived assets were impaired during the years ended December 31, 2017, 2016, and 2015.

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

The Company has one reporting unit and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. For 2017 and 2016, the Company used the quantitative approach to perform its annual goodwill impairment test. The Company’s fair value significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.

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

Debt issued with warrants to purchase common stock

The Company issued warrants to purchase common stock in connection with its former credit facility. These warrants were a liability classified under ASC 815-40, Contracts in Entity’s Own Equity, as they contained down-round protection such that, in the event of subsequent issuances of shares at-market by the Company below the exercise price of the warrant, then the warrant’s exercise price was reduced. The warrants were measured at fair value each period with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The initial carrying value of the debt was reduced by the fair value of the warrants. The resulting debt discount was amortized to interest expense over the life of the debt on a straight-line basis, which approximated the effective interest method. In November 2016, the Company repaid all outstanding debt and expensed the then-remaining unamortized debt discount to interest expense in the consolidated statements of operations.

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

At December 31, 2017 and 2016, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values due to the short-term nature of such instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,247	$—	$—	$21,247
Marketable securities
U.S. treasury securities	21,435	—	—	21,435
Corporate bonds	—	32,394	—	32,394
Commercial paper	—	25,048	—	25,048
Asset-backed securities	—	2,599	—	2,599
Total assets	$42,682	$60,041	$—	$102,723
Liabilities
Contingent consideration	—	—	5,866	5,866
Total liabilities	$—	$—	$5,866	$5,866

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,936	$—	$—	$18,936
Marketable securities
U.S. treasury securities	29,725	—	—	29,725
Corporate bonds	—	25,501	—	25,501
Commercial paper	—	15,554	—	15,554
Asset-backed securities	—	12,349	—	12,349
Total assets	$48,661	$53,404	$—	$102,065
Liabilities
Common stock warrant liability	$—	$—	$11,380	$11,380
Contingent consideration	—	—	5,238	5,238
Total liabilities	$—	$—	$16,618	$16,618

Contingent consideration relating to the 2013 Acquisition (refer to Note 10) is recorded as a liability and is measured at fair value each period, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions management believes would be made by a market participant. Management assesses these estimates on an ongoing basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expenses in the consolidated statements of operations. The Company determined the fair value of the contingent consideration by discounting estimated future taxable income. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which considers the risk associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.

Warrants to purchase common stock were liability classified and were measured at fair value each period. The fair value was determined using a binomial lattice valuation model. The fair value included significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The valuation of common stock warrants used assumptions management believed would be made by a market participant. Management assessed these estimates on an ongoing basis as additional data impacting the assumptions became available. Changes in the fair value of the common stock warrant liability related to updated assumptions and estimates were recognized within other income (expense), net in the consolidated statements of operations. The significant inputs used in the fair value measurement of the common stock warrants were the estimated fair value of the Company’s common stock and, to a lesser extent, the expected stock volatility, the probability of a change in control and future stock issuances, which impacted the term of the warrants.

The following table summarizes the changes in the common stock warrant liability (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning fair value	$11,380	$5,500	$5,080
Change in fair value	3,490	5,880	420
Exercise of stock warrants	(14,870)	—	—
Ending fair value	$—	$11,380	$5,500

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning fair value	$5,238	$4,867	$4,826
Change in fair value	628	371	41
Ending fair value	$5,866	$5,238	$4,867

Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired a result of an impairment review. For the years ended December 31, 2017, 2016, and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

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

The Company allocates revenue among the separate non-contingent deliverables in an arrangement under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverable arrangement to be based on, in descending order, (i) VSOE, (ii) third-party evidence of fair value (“TPE”) or (iii) BESP.

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

On August 31, 2016, the Company acquired Runbook, a Netherlands-based provider of licensed financial close automation software and integration for SAP customers.  The Company plans to migrate Runbook’s Smart Close licensed products to a cloud-based platform, but the Company continues to sell Runbook’s on-premise software to existing Runbook customers and provide post-contract support and implementation services.

Revenues recognized from sales of software licenses, support and implementation services related to software arrangements comprised approximately 5%, less than 1%, and 1% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Taxes collected from customers are accounted for on a net basis and are excluded from revenue.

Cost of revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based application suite, salaries and benefits of operations and support personnel, including stock-based compensation, and amortization of capitalized internal-use software costs. The Company allocates a portion of overhead, such as rent, information technology costs and depreciation and amortization to cost of revenues. Costs associated with providing professional services are expensed as incurred when the services are performed. In addition, subscription and support cost of revenues includes amortization of acquired developed technology.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets. Advertising costs are expensed as incurred and totaled $7.7 million, $4.2 million, and $3.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Deferred sales commissions

Deferred sales commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force and third-party partners. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically one year in duration. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the sales commission charges are so closely related to the revenue from the non-cancelable customer contracts and accordingly, should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred sales commissions is included in sales and marketing in the accompanying consolidated statements of operations. At December 31, 2017 and 2016, deferred commission costs, net of accumulated amortization were $13.6 million and $9.7 million, respectively. Amortization of commission costs was $18.4 million, $13.2 million, and $7.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

General and administrative

General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not to compete and tradename intangible assets, the change in value of the contingent consideration, acquisition-related costs of business combinations, costs associated with the secondary offering, and costs associated with the shelf offering.

Stock-based compensation

The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. For awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met, using the graded vesting method. On January 1, 2017, the Company changed its accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate.

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

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	6.2	6.3	6.3
Expected volatility	47.0%	47.5%	49.6%
Risk free interest rate	2.1%	1.4%	1.7%
Expected dividends	—	—	—

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

Foreign currency

The Company’s foreign subsidiaries’ functional currency is the U.S. Dollar. The foreign exchange impacts of remeasuring the foreign subsidiaries’ local currency to the U.S. Dollar functional currency is recorded in general and administrative expenses, net in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction gains (losses) totaled $0.4 million, $(28,000), and $(0.3) million for the years ended December 31, 2017, 2016, and 2015, respectively.

Recent accounting pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently issued accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The Company will adopt the new revenue guidance in the first quarter of 2018 using the retrospective method to restate each prior reporting period presented. In preparation for adoption of the standard, we are implementing internal controls and key system functionality to enable the preparation of financial information. The most significant impact of the standard relates to our accounting for the incremental costs of obtaining a contract, such as sales commissions. Sales commissions are generally not paid upon contract renewals, and accordingly, under the new revenue standard, commissions will be recognized over an estimated period of benefit of five years rather than over the non-cancelable contract term under existing guidance, resulting in a larger deferral of commissions each period and a reduction in operating expenses in the historical consolidated financial statements. The new standard will also impact the Company’s accounting for on-premise solutions which includes software license, maintenance and support fees on Runbook solutions. Under the existing guidance, the Company generally does not have VSOE of all the undelivered elements, generally maintenance and support and professional services, in its on-premise software arrangements, and so the Company recognizes software license revenues over the period of the undelivered elements. Under the new standard, the Company will recognize software license revenue at the time of delivery which will generally result in an acceleration of revenue recognition. Revenue recognition related to subscription fees for access to the Company’s SaaS platform and corresponding professional services will remain substantially unchanged. The Company expects that the adoption of the new standard will result in a reduction of revenues in the range of $1.0 million to $2.0 million for the year ended December 31, 2017 and an increase in revenues in the range of $3.0 million to $5.0 million for the year ended December 31, 2016, primarily due to the change in timing of recognition of software license revenue. Additionally, the Company expects that the adoption of the new standard will result in a reduction of operating expenses in the range of $5.0 million to $7.0 million for each of the years ended December 31, 2017 and 2016, related to its accounting for the incremental costs of obtaining a contract.
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

In February 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by no longer requiring an entity to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Under this new guidance, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  Under the new guidance, an entity continues to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  This guidance is effective for fiscal years beginning after

December 15, 2019 and interim periods within those years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under this guidance an entity should account for the effects of a modification unless all the following are met: 1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company adopted this standard effective January 1, 2018, and will apply this guidance to modifications of stock-based compensation arrangements, if any, after this date.

In July 2017, the FASB issued guidance which changes the classification analysis of certain equity-linked financial instruments or embedded features, for example warrants and convertible debt, with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This new guidance also amends existing earnings per share guidance to recognize the effect of the down round feature when it is triggered. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If the guidance is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This new guidance may be adopted on a modified retrospective approach by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period in which the guidance is effective or on a full retrospective basis. The Company’s warrants to purchase common stock, which were exercised in May 2017, were liability classified and recorded at fair value each period as a result of down round features. The Company is assessing the impact of this guidance and its adoption method.

Recently adopted accounting pronouncements

In March 2016, the FASB issued new guidance to simplify various aspects relating to accounting for stock-based compensation and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters.  The guidance was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  The Company adopted this guidance during the first quarter ended March 31, 2017.  Upon adoption, the Company changed its accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate.  The impact of this change in policy increased the Company’s accumulated deficit and additional paid-in capital by $0.1 million as of January 1, 2017.  The new guidance also requires the Company to record, on a prospective basis, the income tax effects of stock-based compensation awards in the income statement as discrete items, subject to deferred tax asset valuation allowance considerations, in the reporting period in which they occur, which will increase volatility in the Company’s income tax provision in the future to the extent that the Company is able to realize the tax benefits. In addition, upon adoption previously unrecognized tax benefits were recorded as an adjustment to accumulated deficit, subject to assessment for the need for a deferred tax asset valuation allowance, as of January 1, 2017. The Company had $36.7 million of net operating losses related to tax benefits for stock-based compensation awards at December 31, 2016 which were not recorded as deferred tax assets. As the Company has a full valuation allowance against its deferred tax assets, the adoption of this guidance did not have a material impact on the Company’s financial statements.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Computers and equipment	$4,919	$3,287
Purchased software	4,934	3,829
Furniture and fixtures	2,204	1,725
Leasehold improvements	9,075	6,888
Construction in progress	180	523
	21,312	16,252
Less: accumulated depreciation and amortization	(8,543)	(4,934)
	$12,769	$11,318

Depreciation and amortization expense related to property and equipment was $4.0 million, $3.1 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Software and construction in progress included assets held under capital lease of $1.6 million at December 31, 2017 and 2016, reduced by related accumulated amortization thereon of $1.0 million and $0.4 million, respectively.

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

The total purchase consideration was approximately $34.1 million which was paid in cash. The purchase consideration is subject to a final working capital adjustment, which has not yet been finalized. Any adjustment will be recorded in the consolidated statement of operations in the period of settlement. A portion of the purchase price totaling $3.1 million was paid into escrow for indemnification obligations relating to potential breach of representations and warranties of the sellers. Any amounts remaining in escrow after satisfaction of any resolved claims will be released from escrow. For the year ended December 31, 2016, acquisition-related costs incurred by the Company of approximately $1.6 million were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

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

Unaudited pro forma information

The following table presents the Company’s unaudited pro forma information as if the acquisition occurred on January 1, 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Pro forma total revenues	$128,196	$88,303
Pro forma net loss	$(39,000)	$(28,161)
Pro forma net loss per share, basic and diluted	$(0.92)	$(0.69)

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

Note 5—Intangible Assets and Goodwill

The carrying value of intangible assets was as follows (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(6,930)	$9,047
Developed technology	42,558	(27,577)	14,981
Non-compete agreements	4,520	(3,882)	638
Customer relationships	31,783	(15,641)	16,142
	$94,838	$(54,030)	$40,808

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(5,361)	$10,616
Developed technology	42,558	(20,694)	21,864
Non-compete agreements	4,520	(2,924)	1,596
Customer relationships	31,783	(11,741)	20,042
	$94,838	$(40,720)	$54,118

Amortization expense is included in the following functional statements of operations expense categories.  Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$6,847	$6,368	$6,139
Sales and marketing	3,872	3,605	3,487
General and administrative	2,591	2,532	2,466
	$13,310	$12,505	$12,092

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2017 (in thousands):

2018	$12,962
2019	10,276
2020	6,183
2021	5,020
2022	2,696
Thereafter	3,671
$40,808

The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill at December 31, 2015	$163,154
Acquisition of Runbook	21,984
Goodwill at December 31, 2016	185,138
Activity during the year ended December 31, 2017	—
Goodwill at December 31, 2017	$185,138

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued salaries and employee benefits	$11,945	$11,589
Accrued commissions to third-party partners	2,991	2,081
Accrued income and other taxes payable	1,798	1,553
Accrued professional services costs	407	454
Short-term portion of capital lease	442	992
Short-term tenant improvement allowance	475	341
Accrued initial public offering costs	—	110
Other accrued expenses and current liabilities	2,816	1,811
	$20,874	$18,931

Note 7—Term Loan

In September 2013, the Company entered into a $25 million term loan agreement (the “Term Loan”). The Term Loan had a term of five years and expired and was repayable on September 25, 2018. The Term Loan bore interest at (i) the greater of LIBOR or 1.5% plus (ii) 8%.  In March 2016 and August 2016, the Company amended its credit facility to add an additional $5.0 million term loan (the “2016 Incremental Term Loan”) and to add an additional $30 million term loan (the “2016 Acquisition Term Loan”), respectively.  Both the 2016 Incremental Term Loan and the 2016 Acquisition Term Loan had similar terms and conditions to the original Term Loan, and both were subject to prepayment penalties if the Company elected to repay the loans before the expiration date.  The term loans bore interest at a rate of 9.5% per annum. Under the provisions of each term loan, the Company had the option to pay interest in varying amounts in cash or in payment in kind. For the years ended December 31, 2016 and 2015, interest of $1.8 million and $2.1 million, respectively, was paid in kind, thereby increasing the outstanding principal. Interest paid in kind was due and payable at maturity of each term loan.  In November 2016, the Company repaid in full all outstanding debt under the Company’s credit facility and terminated the agreement, as amended.  In connection with the termination of the agreement, the Company paid a total of approximately $67.7 million, which included principal, accrued interest, paid in kind interest, and prepayment penalties. Prepayment penalties of $0.7 million were expensed to interest expense in November 2016 upon repayment and termination of the credit facility.  For the year ended December 31, 2016, upon the termination of the credit facility, accumulated paid in kind interest of $6.4 million was repaid and has been classified in cash flows from operating activities.

The Company incurred $1.1 million, $0.2 million and $0.5 million in transaction costs and fees payable to the lender related to the issuance of the Term Loan, the 2016 Incremental Term Loan, and the 2016 Acquisition Term Loan, respectively. These amounts, net of amortization, had been presented as a discount against the carrying amount of the term loans. In November 2016, in connection with the repayment of the Company’s term loans and termination of its credit facility, the Company expensed the remaining unamortized debt issuance costs of $1.1 million to interest expense in the consolidated statements of operations.

In conjunction with Term Loan, the Company issued warrants to purchase 499,999 shares of common stock at an exercise price per share of $5.00. The warrants were exercisable at any time by the holder and expired upon the earlier of ten years from the issuance date or the sale of the Company. In May 2017, warrants to purchase 499,999 shares of common stock were net exercised, resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value. During the year ended December 31, 2016, the carrying value of the Term Loan was reduced by the fair value of the warrants at issuance of $1.4 million. The resulting debt discount was being amortized over the term of the debt on a straight-line basis which approximates the effective interest method. The amortization of the debt discount was recorded in interest expense in the consolidated statements of operations.   In November 2016, in connection with the repayment of the Company’s term loans and termination of its credit facility, the Company expensed the remaining unamortized debt issuance costs associated with the issuance of the warrants of $0.5 million to interest expense in the consolidated statements of operations.

Note 8—Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(37,044)	$(45,123)	$(39,350)
International	(450)	(623)	903
	$(37,494)	$(45,746)	$(38,447)

The components of the total provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State	51	5	7
International	450	840	221
Total current tax expense	501	845	228
Deferred
Federal	—	(6,086)	(12,468)
State	—	(202)	(1,473)
International	66	(1,144)	—
Total deferred tax provision (benefit)	66	(7,432)	(13,941)

Total provision for (benefit from) income taxes	$567	$(6,587)	$(13,713)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.1%)	3.0%	4.0%
Federal tax credits	2.9%	1.2%	1.1%
Change in valuation allowance	(9.8%)	(16.5%)	(2.3%)
Common stock warrants	(3.2%)	(4.4%)	(0.4%)
Foreign tax differential	(1.8%)	—	—
Windfall tax benefits, net related to stock-based compensation	13.4%	—	—
Effect of rate and other changes on federal deferred taxes, net due to enactment of Tax Cuts and Jobs Act	(33.7%)	—	—
Other	(3.2%)	(2.9%)	(0.7%)
	(1.5%)	14.4%	35.7%

In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”), which contains many significant changes to the U.S. tax laws including reducing the U.S. federal corporate tax rate from 35% to 21% and creating a territorial tax system with a onetime mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of net deferred tax assets resulting from the reduction in the U.S federal corporate income tax rate did not impact the Company’s effective tax rate.  In addition, due to cumulative foreign deficits, no liability for foreign earnings and profits has been established. Additional guidance may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, which may result in adjustments to the amounts recorded.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	Year ended December 31,
	2017	2016
Deferred tax assets
Accrued expenses and other current liabilities	$1,462	$1,065
Business credits	5,197	2,913
Stock-based compensation	3,961	4,393
Net operating loss carryover	29,590	21,151
Other	2,052	1,253
Total deferred tax assets	42,262	30,775
Less: valuation allowance	(29,201)	(8,489)
Deferred tax assets, net of valuation allowance	13,061	22,286
Deferred tax liabilities
Property and equipment	(1,589)	(1,250)
Intangible assets	(11,287)	(20,439)
Prepaid expenses	(1,513)	(1,859)
Total deferred tax liabilities	(14,389)	(23,548)
Net deferred taxes	$(1,328)	$(1,262)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against its federal and state deferred tax assets.  The Company’s foreign tax jurisdictions were in a net deferred tax liability position at December 31, 2017.

The change in the valuation allowance was as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Valuation allowance, at beginning of year	$8,489	$887	$—
Increase in valuation allowance recorded through earnings	6,814	7,602	887
Increase in valuation allowance as result of adoption of ASU 2016-09	13,898	—	—
Valuation allowance, at end of year	$29,201	$8,489	$887

The Company did not provide for United States income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2017 and 2016 the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which United States income taxes have not been provided is immaterial to these consolidated financial statements.

At December 31, 2017, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $122.3 million and $60.3 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction.  The Company has federal research and development credits and foreign tax credits of $2.2 million and $1.2 million, respectively, which begin to expire on 2033 and 2023, respectively.  The Company has state research and development credits and enterprise zone credits of $2.6 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire by 2023, respectively.  Pursuant to Internal Revenue Code Section 382, use of the

Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.

The following is a roll forward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year ended December 31,
	2017	2016	2015
Beginning gross unrecognized tax benefits	$382	$278	$188
Increases related to prior year tax positions	38	—	—
Increases related to current year tax positions	252	104	90
Ending gross unrecognized tax benefits	$672	$382	$278

At December 31, 2017, the realization of unrecognized tax benefits are not expected to impact the effective rate due to a full valuation on federal and state deferred taxes.  The Company has not recorded any interest or penalties in its provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015 and no such amounts have been accrued at December 31, 2017 and 2016.

The Company files U.S. federal, various state and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years 2015 and 2016 remain subject to examination for federal purposes.  Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to adjust the Company’s federal and state net operating loss carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized.

The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

Note 9—Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(38,061)	$(39,159)	$(24,734)
Denominator:
Weighted average shares	52,161	42,497	40,579
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	52,161	42,497	40,579
Basic net loss per share	$(0.73)	$(0.92)	$(0.61)
Diluted net loss per share	$(0.73)	$(0.92)	$(0.61)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	December 31,
	2017	2016	2015
Stock options with service-only vesting conditions	5,019	5,874	5,904
Stock options with performance conditions	683	683	—
Common stock warrants	—	500	500
Restricted stock units	2	—	—
Total shares excluded from net loss per share	5,704	7,057	6,404

Note 10—Contingent Consideration

On September 3, 2013, the Company acquired BlackLine Systems, Inc.  Under the terms of the acquisition agreement, BlackLine Systems, Inc.’s option holders were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the acquisition. As a condition of the acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $5.9 million and $5.2 million at December 31, 2017 and 2016, respectively. See Note 2 for additional information regarding the valuation of the contingent consideration.

Note 11—Commitments and Contingencies

Operating leases—The Company has various non-cancelable operating leases for its corporate and international offices. These leases expire at various times through 2024. Certain lease agreements contain renewal options, rent abatement and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under the operating leases was approximately $3.4 million, $2.9 million, and $2.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 was (in thousands):

2018	$5,380
2019	4,269
2020	3,403
2021	2,631
2022	2,598
Thereafter	2,876
$21,157

 Purchase obligations— At December 31, 2017, the Company had $2.5 million of non-cancelable purchase obligations primarily related to future sales and user conferences.

Capital leases—The Company leases computer software from various parties under capital lease agreements. Outstanding principal payments under capital lease obligations were $0.4 million at December 31, 2017, which is payable in full in 2018.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2017 and 2016, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 12—Capitalization

At December 31, 2017, the authorized capital stock of the Company consisted of 500 million shares of common stock and 50 million shares of preferred stock.  No shares of preferred stock were issued and outstanding at December 31, 2017.  The board of directors can determine the voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of the preferred stock.

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

Note 13—Equity Awards

2014 and 2016 Plans

On March 3, 2014, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”).  In November 2016, upon the completion of the Company’s initial public offering, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and determined that it will no longer grant any additional awards under the 2014 Plan.  However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2014 plan.  Upon the adoption of the 2016 Plan, the maximum number of shares issuable was 6.2 million, plus a number of shares equal to the number of shares subject to outstanding awards granted under the 2014 Plan after the date the 2014 Plan is terminated without having been exercised in full. The Company’s board of directors may grant stock options and restricted stock units to employees, directors and consultants under the 2016 Plan. The aggregate number of shares available under the 2016 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the Company’s outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction.  Stock options and restricted stock units generally vest over four years and have contractual terms of ten years.

At December 31, 2017, 8.3 million shares were available for issuance under the 2016 Plan.

Stock options with service-only vesting conditions

A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,874	$10.09	8.0	$103,038
Granted	809	$31.75
Exercised	(1,288)	$8.23
Forfeited/canceled	(376)	$12.27
Outstanding at December 31, 2017	5,019	$13.90	7.5	$95,353
Exercisable at December 31, 2017	1,994	$9.34	6.9	$46,780

The weighted average grant date fair value per share of options granted during the years ended December 31, 2017, 2016, and 2015 that contain service only vesting conditions were $15.20, $6.78, and $7.04, respectively. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2017, 2016, and 2015 were $31.4 million, $4.8 million, and $2.6 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2017, 2016, and 2015 was $10.4 million, $2.9 million, and $1.4 million, respectively.

Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $20.2 million at December 31, 2017, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and because each yearly target has not yet been set, no grant date for the options has been established.  At December 31, 2017, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards. To the extent that the awards become probable of vesting prior to the grant date, the amount of compensation cost to be recognized will be based on the then fair value of the options. The fair value of the options will be remeasured each period until a grant date has been established. Accordingly, stock-based compensation cost, if any, to be recognized will depend on the value of the stock options when all performance conditions have been set and whether the performance conditions are probable of being achieved.

Restricted stock units

The following table summarizes activity for restricted stock units:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	2	$34.12
Nonvested at December 31, 2017	2	$34.12

At December 31, 2017, the intrinsic value of nonvested restricted stock units was $53,000. At December 31, 2017, total unrecognized compensation cost related to nonvested restricted stock units was $32,000 and was expected to be recognized over a weighted-average period of 0.3 years.

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$1,149	$715	$466
Sales and marketing	10,811	2,490	2,418
Research and development	767	809	588
General and administrative	3,317	2,512	2,025
	$16,044	$6,526	$5,497

Stock-based compensation capitalized as an asset was $0.1 million in each of the years ended December 31, 2017, 2016, and 2015.

Due to the full valuation allowance provided on the Company's net deferred tax assets, the Company has not recorded any tax benefits attributable to stock-based awards for the years ended December 31, 2017, 2016, and 2015.

On July 21, 2017, the Company modified the vesting terms of options to purchase 219,000 shares of common stock to a time-based vesting schedule, for eight employees. Prior to the modification, the options vested solely upon a change in control of the Company. The Company recorded $6.6 million of stock-based compensation in the year ended December 31, 2017. At December 31, 2017, the total unrecognized compensation cost related to these options was $0.6 million.

Note 14—Defined Contribution Plan

The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s bi-weekly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s bi-weekly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $2.2 million, $2.3 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 15—Related-Party Transactions

The Company had no material related-party transactions for the years ended December 31, 2017 and 2016. At December 31, 2015, the Company accrued for costs of third party legal services incurred on behalf of Silver Lake Sumeru, ICONIQ Capital Group, L.P., another significant shareholder, and the Company’s Chief Marketing Officer relating to the Company’s initial public offering and other corporate related matters. Total amounts accrued at December 31, 2015 were $0.2 million, of which $0.1 million were expensed during 2015 and $0.1 million were included in other assets as deferred offering costs.

Note 16—Geographic Information

Revenue by region is classified based on the country of the customer’s contracting office. The following table sets forth the Company’s revenue by geographic region (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$141,242	$102,896	$71,832
International	35,789	20,227	11,775
	$177,031	$123,123	$83,607

No countries outside the United States represented 10% or more of total revenues.

The following table sets forth the Company’s property and equipment, net by geographic region (in thousands):

	December 31,
	2017	2016
United States	$12,210	$10,602
International	559	716
	$12,769	$11,318

Note 17—Subsequent Events

On March 6, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved stock option grants to employees totaling 0.3 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-fourth of the total number of options awarded on the first anniversary of February 20, 2018 and quarterly thereafter for 12 consecutive quarters.

On March 6, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.7 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2018 and quarterly thereafter for 12 consecutive quarters.

Note 18—Unaudited Quarterly Data

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2017 and 2016. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements.  In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data.

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$50,233	$45,871	$42,293	$38,634	$35,340	$32,196	$29,026	$26,561
Gross profit	$39,252	$34,973	$31,918	$29,402	$26,673	$24,655	$21,963	$19,621
Net loss	$(5,845)	$(13,092)	$(10,114)	$(9,010)	$(15,664)	$(6,619)	$(7,541)	$(9,335)
Basic net loss per share	$(0.11)	$(0.25)	$(0.20)	$(0.18)	$(0.33)	$(0.16)	$(0.19)	$(0.23)
Diluted net loss per share	$(0.11)	$(0.25)	$(0.20)	$(0.18)	$(0.33)	$(0.16)	$(0.19)	$(0.23)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2017, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or Jobs Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, in order to facilitate our adoption of the new revenue recognition accounting standard on January 1, 2018, we implemented internal controls to help ensure we properly evaluated our customer contracts and assessed the impact to our consolidated financial statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2018.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.	Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016

4.1	Specimen Common Stock Certificate of the Company.	S-1	333-213899	4.1	September 30, 2016

4.2	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016

4.3	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016

4.4	Warrant to Purchase Stock held by Special Value Continuation Partners, LP, dated as of September 25, 2013.	S-1	333-213899	4.2	September 30, 2016

4.5	Warrant to Purchase Stock held by Tennenbaum Opportunities Fund VI, LLC, dated as of September 25, 2013.	S-1	333-213899	4.3	September 30, 2016

4.6	Warrant to Purchase Stock held by Tennenbaum Senior Loan Fund II, LP, dated as of September 25, 2013.	S-1	333-213899	4.4	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.7	Warrant to Purchase Stock held by Tennenbaum Senior Loan SPV III, LLC, dated as of September 25, 2013.	S-1	333-213899	4.5	September 30, 2016

4.8	Warrant to Purchase Stock held by Tennenbaum Senior Loan Fund IV-B, LP, dated as of September 25, 2013.	S-1	333-213899	4.6	September 30, 2016

4.9	Subscription Agreement, by and between the Company and Iconiq, dated as of October 21, 2014.	S-1	333-213899	4.7	September 30, 2016

4.10	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017

4.11	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017

10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016

10.2+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016

10.3+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016

10.4+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016

10.5+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

10.6+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016

10.7+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016

10.8+	Form of 2015Executive Officer Bonus Plan.	S-1	333-213899	10.12	September 30, 2016

10.9+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016

10.10+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016

10.11+	2015 Chief Executive Officer (CEO) Bonus Plan, by and between the Company and Therese Tucker, dated as of February 5, 2016.	S-1	333-213899	10.15	September 30, 2016

10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016

10.13+	2015 Chief Legal Officer (CLO) Bonus Plan, by and between the Company and Karole Morgan-Prager, dated as of December 29, 2015.	S-1	333-213899	10.17	September 30, 2016

10.14+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016

10.15+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.16+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016

10.17+	Confirmatory Offer Letter, by and between the Registrant and Chris Murphy, dated as of September 29, 2016.	S-1	333-213899	10.21	September 30, 2016

10.18+**	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.

10.19+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016

10.20	Restrictive Covenant Agreement, by and between the Company and Therese Tucker, dated as of August 8, 2013.	S-1	333-213899	10.23	September 30, 2016

10.21	Restrictive Covenant Agreement, by and between the Company and Mario Spanicciati, dated as of August 9, 2013.	S-1	333-213899	10.24	September 30, 2016

10.22*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016

10.23*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016

10.24*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016

10.25*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June24, 2014.	S-1	333-213899	10.28	September 30, 2016

10.26	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016

10.27	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017

10.28	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017

10.29	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of subsidiaries of the Company.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included in signature pages hereto).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted pursuant to confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
**	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Therese Tucker	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Therese Tucker

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	March 8, 2018
Mark Partin

/s/ Patrick Villanova	VP, Corporate Controller (Principal Accounting Officer)	March 8, 2018
Patrick Villanova

/s/ Jason Babcoke	Director	March 8, 2018
Jason Babcoke

/s/ John Brennan	Director	March 8, 2018
John Brennan

/s/ William Griffith	Director	March 8, 2018
William Griffith

/s/ Hollie Haynes	Director	March 8, 2018
Hollie Haynes

/s/ Graham Smith	Director	March 8, 2018
Graham Smith

/s/ Mario Spanicciati	Director	March 8, 2018
Mario Spanicciati

/s/ Kevin Thompson	Director	March 8, 2018
Kevin Thompson

/s/ Thomas Unterman	Director	March 8, 2018
Thomas Unterman