Form 10-Q
period 2018-03-31
BLACKLINE, INC.
filed 2018-05-09
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding at May 4, 2018 was 53,442,300.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole, references to “Silver Lake Sumeru” refers to either or both of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to Silver Lake Sumeru, Iconiq, Therese Tucker, and Mario Spanicciati collectively as our Principal Stockholders.

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2018	2017
		*As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$30,864	$31,104
Marketable securities	83,168	81,476
Accounts receivable, net	57,019	61,918
Prepaid expenses and other current assets	15,625	13,956
Total current assets	186,676	188,454
Capitalized software development costs, net	7,557	6,824
Property and equipment, net	13,280	12,769
Intangible assets, net	37,485	40,808
Goodwill	185,138	185,138
Other assets	28,379	26,820
Total assets	$458,515	$460,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,566	$7,254
Accrued expenses and other current liabilities	12,240	20,874
Deferred revenue	110,733	104,184
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	131,547	134,320
Contingent consideration	3,970	3,858
Deferred tax liabilities, net	1,501	1,743
Deferred revenue, noncurrent	477	468
Other long-term liabilities	3,459	3,119
Total liabilities	140,954	143,508
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	535	530
Additional paid-in capital	427,104	419,628
Accumulated other comprehensive loss	(133)	(63)
Accumulated deficit	(109,945)	(102,790)
Total stockholders' equity	317,561	317,305
Total liabilities and stockholders' equity	$458,515	$460,813
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
Revenues
Subscription and support	$48,625	$36,558
Professional services	2,659	1,623
Total revenues	51,284	38,181
Cost of revenues
Subscription and support	9,381	7,755
Professional services	2,225	1,455
Total cost of revenues	11,606	9,210
Gross profit	39,678	28,971
Operating expenses
Sales and marketing	29,227	21,820
Research and development	6,929	5,948
General and administrative	11,082	8,253
Total operating expenses	47,238	36,021
Loss from operations	(7,560)	(7,050)
Other income (expense)
Interest income	389	224
Interest expense	(4)	(4)
Change in fair value of the common stock warrant liability	—	(1,000)
Other income (expense), net	385	(780)
Loss before income taxes	(7,175)	(7,830)
Benefit from income taxes	(20)	(145)
Net loss	$(7,155)	$(7,685)
Basic net loss per share	$(0.13)	$(0.15)
Shares used to calculate basic net loss per share	53,151	51,282
Diluted net loss per share	$(0.13)	$(0.15)
Shares used to calculate diluted net loss per share	53,151	51,282
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
Net loss	$(7,155)	$(7,685)
Other comprehensive income (loss)
Net change in unrealized gain on marketable securities, net of tax of $0 for the quarters ended March 31, 2018 and 2017	(70)	2
Other comprehensive income (loss)	(70)	2
Comprehensive loss	$(7,225)	$(7,683)
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
					*As Adjusted	*As Adjusted
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	459	5	3,448	—	—	3,453
Repurchases of common stock	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	4,044	—	—	4,044
Other comprehensive loss	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(7,155)	(7,155)
Balance at March 31, 2018	53,442	$535	$427,104	$(133)	$(109,945)	$317,561
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(7,155)	$(7,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,394	4,791
Change in fair value of common stock warrant liability	—	1,000
Change in fair value of contingent consideration	112	93
Stock-based compensation	3,974	1,849
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(67)	63
Net foreign currency (gains) losses	(59)	—
Deferred income taxes	(242)	(235)
Provision for doubtful accounts receivable	(51)	—
Changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable	5,058	(1,595)
Prepaid expenses and other current assets	(1,891)	(1,277)
Other assets	(1,285)	(1,434)
Accounts payable	(929)	(3,253)
Accrued expenses and other current liabilities	(7,935)	(2,469)
Deferred revenue	6,558	8,422
Other long-term liabilities	340	25
Net cash provided by (used in) operating activities	1,822	(1,705)
Cash flows from investing activities
Purchases of marketable securities	(30,175)	—
Proceeds from maturities of marketable securities	28,480	5,200
Capitalized software development costs	(1,653)	(1,083)
Purchases of property and equipment	(1,634)	(488)
Net cash provided by (used in) investing activities	(4,982)	3,629
Cash flows from financing activities
Principal payments on capital lease obligations	(443)	(549)
Proceeds from exercises of stock options	3,453	65
Repurchases of common stock	(16)	—
Payments of initial public offering costs	—	(110)
Net cash provided by (used in) financing activities	2,994	(594)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(166)	1,330
Cash, cash equivalents, and restricted cash, beginning of period	31,504	22,518
Cash, cash equivalents, and restricted cash, end of period	$31,338	$23,848

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$30,864	$23,448
Restricted cash included within prepaid expenses and other current assets	200	—
Restricted cash included within other assets	274	400
Total cash, cash equivalents, and restricted cash	$31,338	$23,848
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Quarter Ended March 31,
	2018	2017
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$70	$30
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$199	$45
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$383	$445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLDIDATED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the previously-reported consolidated results of operations or stockholders' equity.

Significant accounting policies

The Company’s significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. On January 1, 2018, the Company adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers, on a full retrospective basis and has revised the Company’s accounting policies as it relates to revenue recognition and contract costs as a result of the adoption.

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of subscription and support and professional services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company’s agreements do not contain any refund provisions other than in the event of the Company’s non-performance or breach.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Subscription and support revenue – Customers pay subscription and support fees for access to the Company’s SaaS platform generally for a one-year period. In more limited cases, customers may pay for up to three years in advance. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which allow customers to use hosted software over the contract period without taking possession of the software, are considered distinct performance obligations and are recognized ratably as the Company transfers control evenly over the contract period.

Subscription and support revenue also includes software and related maintenance and support fees on legacy BlackLine solutions and Runbook Company B.V. (“Runbook”) software. Software licenses for legacy BlackLine solutions and Runbook software provide the customer with a right to use the software as it exists when made available to the customer. Customers may have purchased perpetual licenses or term based licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

Software licenses are bundled with software maintenance and support, and the transaction price of the contract is allocated between the software licenses and the software maintenance and support. Maintenance and support convey rights to new software and upgrades released over the contract period and provide support, tools, and training to help customers deploy and use products more efficiently. Software licenses are considered distinct performance obligations and revenue is recognized at a point in time when control of the license has transferred and the license period commences. Maintenance and support are distinct performance obligations that are satisfied over time, and revenue is recognized ratably over the contract period as customers simultaneously consume and receive benefits.

Professional services revenue – Professional services consist of implementation and consulting services to assist the Company’s customers as they deploy its solutions. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. The Company applies the practical expedient to recognize professional services revenue when it has the right to invoice based on time and materials incurred.

Significant judgments – The Company’s contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand alone selling price (“SSP”) for each distinct performance obligation. The Company typically has more than one standalone selling price for its SaaS solutions and professional services. Additionally, management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Therefore, the Company determines the standalone selling prices of subscriptions to the SaaS solutions and professional services based on numerous factors including the Company’s overall pricing objectives, geography, customer size and number of users, and discounting practices. The Company uses historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. The Company uses the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

Contract balances – Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing, and deferred revenue when revenue is recognized subsequent to invoicing. The Company generally invoices customers annually at the beginning of each annual contract period. The Company records a receivable related to revenue recognized for multi-year agreements as it has an unconditional right to invoice and receive payment in the future related to those services.

Deferred revenue is comprised mainly of billings related to the Company’s SaaS solutions in advance of revenue being recognized. Deferred revenue also includes payments for: professional services to be performed in the future; legacy BlackLine maintenance and support; Runbook maintenance, support, license, and implementation; and other offerings for which the Company has been paid in advance and earns the revenue when the Company transfers control of the product or service.

Changes in deferred revenue for the quarters ended March 31, 2018 and 2017 were primarily due to additional billings in the quarters, partially offset by revenue recognized of $43.7 million and $32.3 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $233.3 million at March 31, 2018, of which the Company expects to recognize approximately 63% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts includes a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $5.3 million and $3.3 million for the quarters ended March 31, 2018 and 2017, respectively.

Recently issued accounting pronouncements not yet adopted

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

In June 2016, the FASB issued guidance which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. The Company has not determined the impact of this guidance on its consolidated financial statements.

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

In July 2017, the FASB issued guidance which changes the classification analysis of certain equity-linked financial instruments or embedded features, for example warrants and convertible debt, with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. This new guidance also amends existing earnings per share guidance to recognize the effect of the down round feature when it is triggered. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If the guidance is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This new guidance may be adopted on a modified retrospective approach by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period in which the guidance is effective or on a full retrospective basis. The Company’s warrants to purchase common stock, which were exercised in May 2017, were liability classified and recorded at fair value each period as a result of down round features. The Company is assessing the impact of this guidance on its consolidated financial statements and its adoption method.

In February 2018, the FASB issued an Accounting Standard Update (“ASU”) that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of the Tax Act is recognized. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue guidance effective January 1, 2018 using the full retrospective method to restate each prior reporting period presented. The Company implemented internal controls and key system functionality to enable the preparation of financial information and adoption. The most significant impact of the standard relates to the Company’s accounting for the incremental costs of obtaining a contract, such as sales commissions. Under the new revenue standard, commissions are recognized over an estimated period of benefit of five years rather than over the non-cancelable contract term. The standard also impacted the Company’s accounting for on-premise solutions which includes software license, maintenance and support fees on Runbook solutions. Under the new guidance, the Company recognizes software license revenue at the time of delivery rather than over the maintenance term. Revenue recognition related to subscription, support, and professional services fees for access to the Company’s SaaS platform is substantially unchanged. Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results; see Note 3 – “Revenues” for additional information regarding the impacts to previously reported results.

In November 2016, the FASB issued guidance which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. The Company adopted this guidance effective January 1, 2018, and all prior periods have been restated, as required by the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Revenues

The Company adopted the new revenue standard effective January 1, 2018 using the full retrospective method to restate each prior reporting period presented.

Impacts to previously reported results

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated balance sheet (unaudited):

	December 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Accounts receivable, net	$61,589	$329	$61,918
Prepaid expenses and other current assets	$19,785	$(5,829)	$13,956
Total current assets	$193,954	$(5,500)	$188,454
Other assets	$1,391	$25,429	$26,820
Total assets	$440,884	$19,929	$460,813
Deferred revenue	$106,903	$(2,719)	$104,184
Total current liabilities	$137,039	$(2,719)	$134,320
Deferred tax liabilities, net	$1,328	$415	$1,743
Deferred revenue, noncurrent	$912	$(444)	$468
Total liabilities	$146,256	$(2,748)	$143,508
Accumulated deficit	$(125,467)	$22,677	$(102,790)
Total stockholders' equity	$294,628	$22,677	$317,305
Total liabilities and stockholders' equity	$440,884	$19,929	$460,813

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of operations (unaudited):

	Quarter Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands, except per share data)
Revenues
Subscription and support	$37,051	$(493)	$36,558
Professional services	1,583	40	1,623
Total revenues	$38,634	$(453)	$38,181
Cost of revenues
Subscription and support	$7,777	$(22)	$7,755
Total cost of revenues	$9,232	$(22)	$9,210
Gross profit	$29,402	$(431)	$28,971
Operating expenses
Sales and marketing	$23,496	$(1,676)	$21,820
Loss from operations	$(8,295)	$1,245	$(7,050)
Loss before income taxes	$(9,075)	$1,245	$(7,830)
Benefit from income taxes	$(65)	$(80)	$(145)
Net loss	$(9,010)	$1,325	$(7,685)
Basic net loss per share	$(0.18)	$0.03	$(0.15)
Diluted net loss per share	$(0.18)	$0.03	$(0.15)

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of cash flows (unaudited):

	Quarter Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Net loss	$(9,010)	$1,325	$(7,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	$(162)	$(73)	$(235)
Prepaid expenses and other current assets	$(1,029)	$(248)	$(1,277)
Other assets	$(22)	$(1,412)	$(1,434)
Deferred revenue	$8,014	$408	$8,422

There was no effect to net cash provided by (used in) operating, investing, or financing activities.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic location and market, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
United States	$41,012	$31,215
International	10,272	6,966
	$51,284	$38,181

The following table sets forth the Company’s revenues by market (in thousands):

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
Enterprise	$42,511	$32,038
Mid-market	8,773	6,143
	$51,284	$38,181

Note 4 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,770	$—	$(36)	$21,734
Corporate bonds	33,113	—	(97)	33,016
Commercial paper	28,418	—	—	28,418
	$83,301	$—	$(133)	$83,168

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,454	$—	$(19)	$21,435
Corporate bonds	32,437	—	(43)	32,394
Commercial paper	25,048	—	—	25,048
Asset-backed securities	2,600	—	(1)	2,599
	$81,539	$—	$(63)	$81,476

During the quarters ended March 31, 2018 and 2017, there were no sales of marketable securities and, accordingly, there were no realized gains or losses recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were not material for the quarters ended March 31, 2018 and 2017.

The Company’s marketable securities have a contractual maturity of less than two years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$62,962	$62,892
Maturing between 1 year and 2 years	20,339	20,276
	$83,301	$83,168

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Partner referral fees	$7,873	$7,945
Restricted cash	200	400
Other prepaid expenses and other current assets	7,552	5,611
	$15,625	$13,956

Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Deferred customer contract acquisition costs	$26,378	$25,338
Restricted cash	274	—
Other assets	1,727	1,482
	$28,379	$26,820

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued salaries and employee benefits	$7,494	$11,945
Partner referral fees	—	2,991
Accrued income and other taxes payable	1,468	1,798
Accrued professional services costs	575	407
Short-term portion of capital lease	—	443
Short-term tenant improvement allowance	475	475
Other accrued expenses and current liabilities	2,228	2,815
	$12,240	$20,874

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$22,664	$—	$—	$22,664
Marketable securities
U.S. treasury securities	21,734	—	—	21,734
Corporate bonds	—	33,016	—	33,016
Commercial paper	—	28,418	—	28,418
Total assets	$44,398	$61,434	$—	$105,832
Liabilities
Contingent consideration	$—	$—	$5,978	$5,978
Total liabilities	$—	$—	$5,978	$5,978

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,247	$—	$—	$21,247
Marketable securities
U.S. treasury securities	21,435	—	—	21,435
Corporate bonds	—	32,394	—	32,394
Commercial paper	—	25,048	—	25,048
Asset-backed securities	—	2,599	—	2,599
Total assets	$42,682	$60,041	$—	$102,723
Liabilities
Contingent consideration	$—	$—	$5,866	$5,866
Total liabilities	$—	$—	$5,866	$5,866

The following table summarizes the changes in the common stock warrant liability (in thousands):

Quarter Ended March 31, 2017
Beginning fair value	$11,380
Change in fair value	1,000
Ending fair value	$12,380

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2018	2017
Beginning fair value	$5,866	$5,238
Change in fair value	112	93
Ending fair value	$5,978	$5,331

Note 6 – Commitments and Contingencies

Operating leases—The Company has various non-cancelable operating leases for its corporate and international offices.  These leases expire at various times through 2024.  Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease.

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.0 million and $5.9 million at March 31, 2018 and December 31, 2017, respectively.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2018 and December 31, 2017, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended March 31,
	2018	2017
Cost of revenues	$838	$250
Sales and marketing	1,437	660
Research and development	429	83
General and administrative	1,270	856
	$3,974	$1,849

Stock-based compensation capitalized as an asset was $0.1 million and $30,000 in the quarters ended March 31, 2018 and 2017, respectively.

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2017	2
Granted	963
Forfeited/canceled	(5)
Nonvested at March 31, 2018	960

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2017	5,019
Granted	551
Exercised	(462)
Forfeited/canceled	(91)
Outstanding at March 31, 2018	5,017

Note 8 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended March 31, 2018 and 2017, the Company recorded $20,000 and $0.1 million in income tax benefit, respectively. The income tax benefits in both periods were a result of the deferred tax liabilities recorded for the acquired intangibles of the Runbook Acquisition exceeding deferred tax assets related to net operating loss.

Note 9 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2018	2017
Numerator:
Net loss	$(7,155)	$(7,685)
Denominator:
Weighted average shares	53,151	51,282
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	53,151	51,282
Basic net loss per share	$(0.13)	$(0.15)
Diluted net loss per share	$(0.13)	$(0.15)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	March 31,
	2018	2017
Stock options with service-only vesting conditions	5,017	5,870
Stock options with performance conditions	683	683
Common stock warrants	—	500
Restricted stock units	960	—
Total shares excluded from net loss per share	6,660	7,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2018 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

At March 31, 2018, we had over 2,200 customers and more than 200,000 users across approximately 150 countries exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the quarters ended March 31, 2018 and 2017, revenues from our customers that use an SAP ERP solution accounted for $11.5 million, or 22% and $6.8 million, or 18%, respectively, of our total revenues.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the quarter ended March 31, 2018, sales to enterprise and mid-market customers represented 83% and 17% of our revenues, respectively. For the quarter ended March 31, 2017, sales to enterprise and mid-market customers represented 84% and 16% of our revenues, respectively.  Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

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

For the quarters ended March 31, 2018 and 2017, we had revenues of $51.3 million and $38.2 million, respectively, and we incurred net losses of $7.2 million and $7.7 million, respectively.

We adopted ASC 606 in the first quarter of 2018 using the full retrospective method, which resulted in the restatement of our consolidated financial statements for the first quarter of 2017 presented in this Quarterly Report on Form 10-Q. The adoption of this new standard impacted how we accounted for revenue recognition and contract costs. See “Note 2 – Basis of presentation and summary of significant accounting policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,
	2017	2017	2017	2017	2018
Dollar-based net revenue retention rate	117%	114%	113%	112%	110%
Number of customers	1,850	1,978	2,091	2,208	2,297
Number of users	171,423	178,604	186,461	196,612	202,098

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base.  This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2018, our dollar-based net revenue retention rate declined primarily due to lower net growth in our existing customer accounts as we continue to focus on selling larger initial contract sizes.  Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us.  We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2018 and 2017, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands, except percentages)
GAAP gross profit	$39,678	$28,971
GAAP gross margin	77.4%	75.9%
GAAP net loss	$(7,155)	$(7,685)

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands, except percentages)
Non-GAAP gross profit	$42,231	$30,925
Non-GAAP gross margin	82.3%	81.0%
Non-GAAP net income (loss)	$306	$(1,648)

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the impact of amortization of acquired developed technology resulting from the 2013 Acquisition and the Runbook Acquisition, and stock-based compensation expense. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Loss. Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition, stock-based compensation expense, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, and costs incurred relating to our shelf offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition, purchase accounting and other expenses in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss):

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$39,678	$28,971
Amortization of developed technology	1,715	1,704
Stock-based compensation expense	838	250
Total Non-GAAP gross profit	$42,231	$30,925
Gross margin	77.4%	75.9%
Non-GAAP gross margin	82.3%	81.0%

Non-GAAP Net Income (Loss):
Net loss	$(7,155)	$(7,685)
Benefit from income taxes	(125)	(235)
Amortization of intangibles	3,323	3,330
Stock-based compensation expense	3,974	1,849
Change in fair value of contingent consideration	112	93
Change in fair value of the common stock warrant liability	—	1,000
Shelf offering costs	177	—
Total Non-GAAP net income (loss)	$306	$(1,648)

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands)
Revenues
Subscription and support	$48,625	$36,558
Professional services	2,659	1,623
Total revenues	51,284	38,181
Cost of revenues
Subscription and support	9,381	7,755
Professional services	2,225	1,455
Total cost of revenues	11,606	9,210
Gross profit	39,678	28,971
Operating expenses
Sales and marketing	29,227	21,820
Research and development	6,929	5,948
General and administrative	11,082	8,253
Total operating expenses	47,238	36,021
Loss from operations	(7,560)	(7,050)
Other income (expense)
Interest income	389	224
Interest expense	(4)	(4)
Change in fair value of the common stock warrant liability	—	(1,000)
Other income (expense), net	385	(780)
Loss before income taxes	(7,175)	(7,830)
Benefit from income taxes	(20)	(145)
Net loss	$(7,155)	$(7,685)

Quarter Ended March 31, 2018 compared to Quarter Ended March 31, 2017

Revenues

	Quarter Ended March 31,		Change
	2018	2017	$	%
		*As Adjusted
	(in thousands, except percentages)
Subscription and support	$48,625	$36,558	$12,067	33%
Professional services	2,659	1,623	1,036	64%
Total revenues	$51,284	$38,181	$13,103	34%

	2018	2017
Dollar-based net revenue retention rate*	110%	117%
Number of customers*	2,297	1,850
Number of users*	202,098	171,423
* Exclusive of on-premise software

The increase in revenues for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers and an increase in the number of products purchased by existing customers in the period.  The total number of customers and users increased by 24% and 18%, respectively, during the quarter ended March 31, 2018.

Cost of revenues

	Quarter Ended March 31,		Change
	2018	2017	$	%
		*As Adjusted
	(in thousands, except percentages)
Subscription and support	$9,381	$7,755	$1,626	21%
Professional services	2,225	1,455	770	53%
Total cost of revenues	$11,606	$9,210	$2,396	26%
Gross margin	77.4%	75.9%

The increase in cost of revenues for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to a $1.4 million increase in salaries, benefits and stock-based compensation; a $0.3 million increase in amortization of developed technology; a $0.2 million increase in depreciation and amortization; a $0.2 million increase in overhead-related expenses; and a $0.2 million increase in computer software expenses. Salaries, benefits and stock-based compensation increased primarily due to growth in headcount, which increased by 9% between March 31, 2017 and 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

Sales and marketing

	Quarter Ended March 31,		Change
	2018	2017	$	%
		*As Adjusted
	(in thousands, except percentages)
Sales and marketing	$29,227	$21,820	$7,407	34%
Percentage of total revenues	57.0%	57.1%

The increase in sales and marketing expenses for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to a $4.1 million increase in salaries, sales commissions and incentives; a $1.3 million increase in partner referral fees; a $0.8 million increase in stock-based compensation; a $0.7 million increase in advertising and trade show expenses; a $0.2 million increase in travel-related costs; and a $0.2 million increase in overhead-related expenses. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing headcount increased by 20% between March 31, 2017 and 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs increased due to the expansion of our sales organization.

Research and development

	Quarter Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$6,929	$5,948	$981	16%
Percentage of total revenues	13.5%	15.6%

The increase in research and development expenses for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to a $1.6 million increase in salaries and benefits, partially offset by a $0.5 million decrease in capitalized software costs. Our research and development headcount increased by 23% between March 31, 2017 and 2018. The increase in capitalized software costs was primarily due to an increase in our headcount as well as higher capitalization rates, which resulted in increased amortization associated with capitalized software.

General and administrative

	Quarter Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$11,082	$8,253	$2,829	34%
Percentage of total revenues	21.6%	21.6%

The increase in general and administrative expenses for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to a $2.2 million increase in salaries, benefits and stock-based compensation; a $0.6 million increase in professional services expense; and a $0.3 million increase in overhead-related expenses. The increase in salaries, benefits and stock-based compensation was primarily driven by a 40% increase in our general and administrative headcount between March 31, 2017 and 2018. The increase in professional services expense comprised primarily of legal, accounting and consulting costs associated with being a public company and costs associated with the shelf offering that was completed in the quarter ended March 31, 2018. The increases in general and administrative expenses were partially offset by a $0.3 million increase in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

Interest income

	Quarter Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Interest income	$389	$224	$165	74%

The increase in interest income during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily due to a higher average balance of investments in marketable securities and, to a lesser extent, an increase in interest rates in the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Interest expense

	Quarter Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Interest expense	$4	$4	$—	—

Interest expense remained flat during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Change in fair value of common stock warrant liability

	Quarter Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$—	$(1,000)	$1,000	(100%)

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

Benefit from income taxes

	Quarter Ended March 31,		Change
	2018	2017	$	%
		*As Adjusted
	(in thousands, except percentages)
Benefit from income taxes	$(20)	$(145)	$125	(86%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended March 31, 2018 and 2017, we recorded $20,000 and $0.1 million in income tax benefits, respectively. The decrease in the income tax benefit for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was related to a reduction in net operating losses in our foreign jurisdictions for the current period.  For the quarter ended March 31, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At March 31, 2018, our principal sources of liquidity were $114.0 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and  U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We may require additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$1,822	$(1,705)
Net cash provided by (used in) investing activities	$(4,982)	$3,629
Net cash provided by (used in) financing activities	$2,994	$(594)

Net Cash Provided By (Used In) Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur.  Non-cash charges primarily include depreciation and amortization, stock-based compensation, and deferred taxes.

For the quarter ended March 31, 2018, cash provided by operations was $1.8 million resulting from net non-cash expenses of $9.1 million, largely offset by our net loss of $7.2 million and net cash flow used as a result of changes in operating assets and liabilities of $0.1 million. The $0.1 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $7.9 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2017 employee bonuses during the quarter, a $1.9 million increase in prepaid expenses and other current assets, a $1.3 million increase in other assets; and a $0.9 million decrease in accounts payable. This change in our operating assets and liabilities was partially offset by a $6.6 million increase in deferred revenue as a result of the growth of our customer and user base and a $5.1 million decrease in accounts receivable due to increased collections.

For the quarter ended March 31, 2017, cash used in operations was $1.7 million resulting from our net loss of $7.7 million and net cash flow used as a result of changes in our operating assets and liabilities of $1.6 million, partially offset by net non-cash expenses of $7.6 million. The $1.6 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $3.3 million decrease in accounts payable, a $2.5 million decrease in accrued expenses primarily associated with payments of 2016 employee bonuses during the quarter; a $1.6 million increase in accounts receivable due to the growth of our customer and user base; a $1.4 million increase in other assets, and a $1.3 million increase in prepaid expenses and other current assets. This change in our operating assets and liabilities was partially offset by an $8.4 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition.

Net Cash (Used In) Provided By Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the quarter ended March 31, 2018, cash used in investing activities was $5.0 million as a result of $1.7 million of purchases of marketable securities, net of proceeds from maturities, $1.7 million in payments related to capitalized software development activities, and $1.6 million in purchases of property and equipment.

For the quarter ended March 31, 2017, cash provided by investing activities was $3.6 million as a result of $5.2 million in maturities of marketable securities, partially offset by $1.1 million in payments related to capitalized software development activities and $0.5 million in purchases of property and equipment.

Net Cash Provided By (Used In) Financing Activities

For the quarter ended March 31, 2018, cash provided by financing activities was $3.0 million primarily as a result of $3.5 million of proceeds from the exercises of stock options, partially offset by $0.4 million of principal payments on capital lease obligations.

For the quarter ended March 31, 2017, cash used in financing activities was $0.6 million primarily as a result of $0.5 million of principal payments on capital lease obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$21,062	$5,388	$8,162	$5,149	$2,363
Purchase obligations	2,675	1,815	860	—	—
	$23,737	$7,203	$9,022	$5,149	$2,363

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

At March 31, 2018, liabilities for unrecognized tax benefits of $0.8 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At March 31, 2018, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. On January 1, 2018, we adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”) on a full retrospective basis and have revised our accounting policies as it related to revenue recognition and contract costs as a result of the adoption.

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of subscription and support and professional services, which are generally capable of being distinct and accounted for as separate performance obligations. Our agreements do not contain any refund provisions other than in the event of our non-performance or breach.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Subscription and support revenue – Customers pay subscription and support fees for access to our SaaS platform generally for a one-year period. In more limited cases, customers may pay for up to three years in advance. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which allow customers to use hosted software over the contract period without taking possession of the software, are considered distinct performance obligations and are recognized ratably as we transfer control evenly over the contract period.

Subscription and support revenue also includes software and related maintenance and support fees on legacy BlackLine solutions and Runbook Company B.V. (“Runbook”) software. Software licenses for legacy BlackLine solutions and Runbook software provide the customer with a right to use the software as it exists when made available to the customer. Customers may have purchased perpetual licenses or term based licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

Software licenses are bundled with software maintenance and support, and the transaction price of the contract is allocated between the software licenses and the software maintenance and support. Maintenance and support convey rights to new software and upgrades released over the contract period and provide support, tools, and training to help customers deploy and use products more efficiently. Software licenses are considered distinct performance obligations and revenue is recognized at a point in time when control of the license has transferred and the license period commences. Maintenance and support are distinct performance obligations that are satisfied over time, and revenue is recognized ratably over the contract period as customers simultaneously consume and receive benefits.

Professional services revenue – Professional services consist of implementation and consulting services to assist our customers as they deploy our solutions. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred.

Significant judgments – Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand alone selling price (“SSP”) for each distinct performance obligation. We typically have more than one standalone selling price for its SaaS solutions and professional services. Additionally, we have determined that there are no third-party offerings reasonably comparable to our solutions. Therefore, we determine the standalone selling prices of subscriptions to the SaaS solutions and professional services based on numerous factors including our overall pricing objectives, geography, customer size and number of users, and discounting practices. We use historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. We use the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

Contract balances – Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, and deferred revenue when revenue is recognized subsequent to invoicing. We generally invoice customers annually at the beginning of each annual contract period. We record a receivable related to revenue recognized for multi-year agreements as we have an unconditional right to invoice and receive payment in the future related to those services.

Deferred revenue is comprised mainly of billings related to our SaaS solutions in advance of revenue being recognized. Deferred revenue also includes payments for: professional services to be performed in the future; legacy BlackLine maintenance and support; Runbook maintenance, support, license, and implementation; and other offerings for which we have been paid in advance and earns the revenue when we transfer control of the product or service.

Changes in deferred revenue for the quarters ended March 31, 2018 and 2017 were primarily due to additional billings in the quarters, partially offset by revenue recognized of $43.7 million and $32.3 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $233.3 million at March 31, 2018, of which we expect to recognize approximately 63% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of our contracts include a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $5.3 million and $3.3 million for the quarters ended March 31, 2018 and 2017, respectively.

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

We had cash and cash equivalents and marketable securities of $114.0 million at March 31, 2018. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2018 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented Accounting Standards Codification No. 606, Revenue from Contracts with Customers. As a result, we implemented changes to our processes related to revenue recognition, the control activities within them, and the key system functionalities to enable the preparation of financial information. This included the development of new policies based on the five-step model provided in the new revenue standard.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures and internal control over financial reporting also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred net losses in recent periods, including $7.2 million and $7.7 million for the quarters ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of $109.9 million at March 31, 2018. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of full-time employees from 183 at December 31, 2013 to 771 at March 31, 2018 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We currently derive and expect to continue to derive substantially all of our revenues from our Close Process Management solution. As such, the continued growth in market demand for this solution is critical to our continued success. In 2016, we introduced two new software solutions, Intercompany Hub and Smart Close, and one new software product, Insights, but cannot be certain that they will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.

If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution. We continue to pay SAP a fee for these customers over the term of their subscription agreements. Revenues from our customers that use an SAP ERP solution accounted for $11.5 million, or 22%, of our total revenues and $6.8 million, or 18%, of our total revenues for the quarters ended March 31, 2018 and 2017, respectively. If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If our solution is no longer an SAP-endorsed business solution, our business could be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

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

Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.

We incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our clients and potential clients may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.  From time to time, we experience cyber security events including directed “phishing” attacks against our employees, web attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. There can be no assurances that our defensive measures will prevent cyber-attacks and any incidents could damage our brand and reputation and negatively impact our business.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2017 our sales and marketing teams included 372 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience.  We rely on our direct sales force to obtain new customers and on our enterprise field sales team and account management team to maximize the lifetime value of our customer relationships through retention and upsell efforts.  Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction.  If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. During 2015, we identified material weaknesses in our internal control over financial reporting. Although we remediated these material weaknesses as of December 31, 2016, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Romania, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 20% and 18% of our revenues from sales outside the United States for the quarters ended March 31, 2018 and 2017, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We rely heavily upon SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, enterprise resource planning, and financial accounting services. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), as amended, superseded nearly all existing revenue recognition guidance. The effective date of the new revenue standard was January 1, 2018. The new standard permitted adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We adopted the new revenue guidance in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented. We assessed the impact of the new revenue guidance on our arrangements and the new standard had a material impact on our consolidated financial statements. The new guidance impacted the amount and timing of incremental costs of obtaining a contract, such as sales commissions. We generally do not pay sales commissions upon contract renewal. Accordingly, under the new revenue guidance, the sales commissions are recognized over an estimated period of benefit rather than over the non-cancelable term under current guidance. The new guidance also impacted our on-premise solutions, as we are required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the prior practice of recognizing the contract consideration ratably over time for certain arrangements. The new guidance requires incremental disclosures of our revenue arrangements. Adoption of this standard required changes to our business processes, systems and controls to support the new revenue recognition guidance.

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

In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which contains many significant changes to the U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.  Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.  The foregoing items could have an adverse effect on our operating results, cash flow, or financial condition

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2018, we had goodwill and intangible assets with a net book value of $222.6 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

Certain of our Principal Stockholders hold a significant percentage of our common stock, and their interests may differ from those of other stockholders.

At March 31, 2018, our Principal Stockholders beneficially owned, in the aggregate, approximately 39% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

We are no longer a “controlled company” within the meaning of the corporate governance rules of the NASDAQ Stock Market because our Principal Stockholders no longer control more than a majority of our outstanding stock. Although we previously qualified as a “controlled company,” we elected not to take advantage of the “controlled company” exemption and are in full compliance with all corporate governance requirements under the NASDAQ Stock Market rules.

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

Under the Stockholders’ Agreement, each of Iconiq, Ms. Tucker and Mr. Spanicciati have agreed, subject to certain limited exceptions, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our common stock without the consent of Silver Lake Sumeru until the earlier of (i) two years following the completion of our initial public offering, or November 2, 2018, and (ii) Silver Lake Sumeru’s reduction of its holdings of common stock following our initial public offering by 50%. In connection with the sale of shares under our shelf registration statement on March 12, 2018, Silver Lake Sumeru’s ownership was reduced by more than 50% of its holdings of common stock following our initial public offering and these transfer restrictions were terminated.

In November 2017, we filed a shelf registration statement on Form S-3 that registered the sale of 33,738,329 shares of our common stock then held by our Principal Stockholders, from time to time, in secondary offerings. In December 2017 and March 2018, certain of our Principal Stockholders sold an aggregate of 4,500,000 shares and 8,000,000 shares, respectively, under the registration statement and the remaining 21,238,329 shares registered under the registration statement may be offered and sold without restriction under the Securities Act. Such shares may be offered from time to time in the open market, in block trades, in underwritten offerings or in any other transaction described in the related prospectus. All shares covered by the registration statement are immediately tradeable unless transferred to an affiliate of the Company

Sales of our common stock by our current stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

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

•

any amendment, alteration, rescission or repeal of our amended and restated bylaws or of certain provisions of our amended and restated certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 75% of the voting power of our stock entitled to vote thereon, voting together as a single class outstanding; and

•

stockholders are required to comply with advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, that such advance notice procedures will not apply to the Principal Stockholders at any time such person or entity owns in the aggregate at least 10% of the voting power of our stock entitled to vote generally in the election of directors.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.18+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: May 9, 2018

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2018