Form 10-Q
period 2018-06-30
BLACKLINE, INC.
filed 2018-08-08
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at August 3, 2018 was 53,938,782.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2018

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan, “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2018	2017
		*As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$28,682	$31,104
Marketable securities	86,191	81,476
Accounts receivable, net	61,057	61,918
Prepaid expenses and other current assets	16,603	13,956
Total current assets	192,533	188,454
Capitalized software development costs, net	8,308	6,824
Property and equipment, net	13,754	12,769
Intangible assets, net	34,173	40,808
Goodwill	185,138	185,138
Other assets	30,534	26,820
Total assets	$464,440	$460,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,496	$7,254
Accrued expenses and other current liabilities	19,248	20,874
Deferred revenue	117,420	104,184
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	141,172	134,320
Contingent consideration	4,048	3,858
Deferred tax liabilities, net	1,436	1,743
Deferred revenue, noncurrent	382	468
Other long-term liabilities	3,314	3,119
Total liabilities	150,352	143,508
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	539	530
Additional paid-in capital	432,068	419,628
Accumulated other comprehensive loss	(117)	(63)
Accumulated deficit	(118,402)	(102,790)
Total stockholders' equity	314,088	317,305
Total liabilities and stockholders' equity	$464,440	$460,813
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Subscription and support	$53,047	$39,832	$101,672	$76,390
Professional services	2,407	2,149	5,066	3,772
Total revenues	55,454	41,981	106,738	80,162
Cost of revenues
Subscription and support	9,493	8,227	18,874	15,982
Professional services	2,373	2,130	4,598	3,585
Total cost of revenues	11,866	10,357	23,472	19,567
Gross profit	43,588	31,624	83,266	60,595
Operating expenses
Sales and marketing	32,150	23,992	61,377	45,812
Research and development	7,811	6,009	14,740	11,957
General and administrative	12,458	8,466	23,540	16,719
Total operating expenses	52,419	38,467	99,657	74,488
Loss from operations	(8,831)	(6,843)	(16,391)	(13,893)
Other income (expense)
Interest income	507	244	896	468
Interest expense	—	(3)	(4)	(7)
Change in fair value of the common stock warrant liability	—	(2,490)	—	(3,490)
Other income (expense), net	507	(2,249)	892	(3,029)
Loss before income taxes	(8,324)	(9,092)	(15,499)	(16,922)
Provision for (benefit from) income taxes	133	34	113	(111)
Net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)
Basic net loss per share	$(0.16)	$(0.18)	$(0.29)	$(0.33)
Shares used to calculate basic net loss per share	53,555	51,842	53,354	51,563
Diluted net loss per share	$(0.16)	$(0.18)	$(0.29)	$(0.33)
Shares used to calculate diluted net loss per share	53,555	51,842	53,354	51,563
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)
Other comprehensive income (loss)
Net change in unrealized gain on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2018 and 2017	16	(34)	(54)	(32)
Other comprehensive income (loss)	16	(34)	(54)	(32)
Comprehensive loss	$(8,441)	$(9,160)	$(15,666)	$(16,843)
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
					*As Adjusted	*As Adjusted
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	852	9	6,095	—	—	6,104
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,213)	—	—	(3,213)
Stock-based compensation	—	—	9,558	—	—	9,558
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(15,612)	(15,612)
Balance at June 30, 2018	53,837	$539	$432,068	$(117)	$(118,402)	$314,088
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(15,612)	$(16,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,931	9,699
Change in fair value of common stock warrant liability	—	3,490
Change in fair value of contingent consideration	190	189
Stock-based compensation	9,367	3,836
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(304)	133
Net foreign currency losses	403	—
Deferred income taxes	(307)	(171)
Benefit from doubtful accounts receivable	(43)	—
Changes in operating assets and liabilities:
Accounts receivable	652	(1,231)
Prepaid expenses and other current assets	(2,624)	(878)
Other assets	(3,454)	(2,492)
Accounts payable	(4,910)	(2,487)
Accrued expenses and other current liabilities	(1,131)	(2,082)
Deferred revenue	13,150	9,086
Other long-term liabilities	195	(114)
Net cash provided by operating activities	6,503	167
Cash flows from investing activities
Purchases of marketable securities	(66,914)	(25,399)
Proceeds from maturities of marketable securities	62,449	24,620
Capitalized software development costs	(3,113)	(1,983)
Purchases of property and equipment	(3,696)	(1,118)
Net cash used in investing activities	(11,274)	(3,880)
Cash flows from financing activities
Principal payments on capital lease obligations	(443)	(549)
Proceeds from exercises of stock options	6,065	5,761
Acquisition of common stock for tax withholding obligations	(3,213)	—
Payments of initial public offering costs	—	(110)
Net cash provided by financing activities	2,409	5,102
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,362)	1,389
Cash, cash equivalents, and restricted cash, beginning of period	31,504	22,518
Cash, cash equivalents, and restricted cash, end of period	$29,142	$23,907

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$28,682	$23,507
Restricted cash included within prepaid expenses and other current assets at end of period	200	—
Restricted cash included within other assets at end of period	260	400
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$29,142	$23,907
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Six Months Ended June 30,
	2018	2017
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$191	$60
Net exercise of stock warrants	$—	$14,870
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$264	$96
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$125	$465

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

The Company is headquartered in Los Angeles and has offices in Chicago, Atlanta, New York, Vancouver, London, Paris, Frankfurt, Sydney, Melbourne, Ede, and Singapore.

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of subscription and support services and professional services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company’s agreements do not contain any refund provisions other than in the event of the Company’s non-performance or breach.

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

Significant judgments – The Company’s contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand alone selling price (“SSP”) for each distinct performance obligation. The Company typically has more than one SSP for its SaaS solutions and professional services. Additionally, management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Therefore, the Company determines the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including the Company’s overall pricing objectives, geography, customer size and number of users, and discounting practices. The Company uses historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. The Company uses the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

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

Changes in deferred revenue for the six months ended June 30, 2018 and 2017 were primarily due to additional billings in the periods, partially offset by revenue recognized of $74.7 million and $57.7 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $255.3 million at June 30, 2018, of which the Company expects to recognize approximately 63% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts includes a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $5.7 million and $3.7 million for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to the asset recognized from the costs to obtain a contract with a customer was $11.0 million and $7.0 million, respectively.

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which significantly changes the accounting for leases. The new guidance requires a lessee recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. For income statement purposes, the new guidance retained a dual model, requiring leases to be classified as either operating or financing. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern similar to existing capital lease guidance. For statement of cash flow purposes, the new guidance also retained the existing dual method, where cash payments for operating leases are reflected in cash flows from operating activities and principal and interest payments for finance leases are reflected in cash flows from financing activities and cash flows from operating activities, respectively. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The new guidance requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The use of the modified retrospective approach allows an entity to use a number of practical expedients in the application of this new guidance. Although the Company is evaluating the impact of adopting this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

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

In June 2018, the FASB issued guidance which expands the scope of Accounting Standards Codification Topic 718, Compensation—Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Upon adoption, the entity is required to measure the non-employee awards at fair value as of the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Recently adopted accounting pronouncements

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue guidance effective January 1, 2018 using the full retrospective method to restate each prior reporting period presented. The Company implemented internal controls and key system functionality to enable the preparation of financial information and adoption. The most significant impact of the standard relates to the Company’s accounting for the incremental costs of obtaining a contract, such as sales commissions. Under the new revenue standard, commissions are recognized over an estimated period of benefit of five years rather than over the non-cancelable contract term. The standard also impacted the Company’s accounting for on-premise solutions which includes software license, maintenance and support fees on Runbook solutions. Under the new guidance, the Company recognizes software license revenue at the time of delivery rather than over the maintenance term. Revenue recognition related to subscription, support, and professional services fees for access to the Company’s SaaS platform is substantially unchanged. Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results; see Note 3 – “Revenues” for additional information regarding the impacts to previously reported results.

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

Impacts to previously reported results

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated balance sheet (unaudited):

	December 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Accounts receivable, net	$61,589	$329	$61,918
Prepaid expenses and other current assets	$19,785	$(5,829)	$13,956
Total current assets	$193,954	$(5,500)	$188,454
Other assets	$1,391	$25,429	$26,820
Total assets	$440,884	$19,929	$460,813
Deferred revenue	$106,903	$(2,719)	$104,184
Total current liabilities	$137,039	$(2,719)	$134,320
Deferred tax liabilities, net	$1,328	$415	$1,743
Deferred revenue, noncurrent	$912	$(444)	$468
Total liabilities	$146,256	$(2,748)	$143,508
Accumulated deficit	$(125,467)	$22,677	$(102,790)
Total stockholders' equity	$294,628	$22,677	$317,305
Total liabilities and stockholders' equity	$440,884	$19,929	$460,813

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of operations (unaudited):

	Quarter Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(in thousands, except per share data)
Revenues
Subscription and support	$40,244	$(412)	$39,832	$77,295	$(905)	$76,390
Professional services	2,049	100	2,149	3,632	140	3,772
Total revenues	$42,293	$(312)	$41,981	$80,927	$(765)	$80,162
Cost of revenues
Subscription and support	$8,245	$(18)	$8,227	$16,022	$(40)	$15,982
Total cost of revenues	$10,375	$(18)	$10,357	$19,607	$(40)	$19,567
Gross profit	$31,918	$(294)	$31,624	$61,320	$(725)	$60,595
Operating expenses
Sales and marketing	$25,125	$(1,133)	$23,992	$48,621	$(2,809)	$45,812
General and administrative	$8,636	$(170)	$8,466	$16,889	$(170)	$16,719
Total operating expenses	$39,770	$(1,303)	$38,467	$77,467	$(2,979)	$74,488
Loss from operations	$(7,852)	$1,009	$(6,843)	$(16,147)	$2,254	$(13,893)
Loss before income taxes	$(10,101)	$1,009	$(9,092)	$(19,176)	$2,254	$(16,922)
Provision for (benefit from) income taxes	$13	$21	$34	$(52)	$(59)	$(111)
Net loss	$(10,114)	$988	$(9,126)	$(19,124)	$2,313	$(16,811)
Basic net loss per share	$(0.20)	$0.02	$(0.18)	$(0.37)	$0.04	$(0.33)
Diluted net loss per share	$(0.20)	$0.02	$(0.18)	$(0.37)	$0.04	$(0.33)

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of cash flows (unaudited):

	Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Net loss	$(19,124)	$2,313	$(16,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	$(118)	$(53)	$(171)
Prepaid expenses and other current assets	$(491)	$(387)	$(878)
Other assets	$(68)	$(2,424)	$(2,492)
Deferred revenue	$8,535	$551	$9,086

There was no effect to net cash provided by (used in) operating, investing, or financing activities.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic location and market, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. The Company defines the enterprise market as companies with greater than $500 million in annual revenues and defines mid-market as companies with between $50 and $500 million in annual revenues.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
United States	$43,662	$34,063	$84,674	$65,278
International	11,792	7,918	22,064	14,884
	$55,454	$41,981	$106,738	$80,162

The following table sets forth the Company’s revenues by market (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Enterprise	$46,512	$35,199	$89,023	$67,237
Mid-market	8,942	6,782	17,715	12,925
	$55,454	$41,981	$106,738	$80,162

Note 4 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,793	$—	$(50)	$21,743
Corporate bonds	30,304	—	(67)	30,237
Commercial paper	34,211	—	—	34,211
	$86,308	$—	$(117)	$86,191

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,454	$—	$(19)	$21,435
Corporate bonds	32,437	—	(43)	32,394
Commercial paper	25,048	—	—	25,048
Asset-backed securities	2,600	—	(1)	2,599
	$81,539	$—	$(63)	$81,476

During the quarters and six months ended June 30, 2018 and 2017, there were no sales of marketable securities and, accordingly, there were no realized gains or losses recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.2 million and $0.3 million for the quarter and six months ended June 30, 2018, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were not material for the quarter and six months ended June 30, 2017.

The Company’s marketable securities have a contractual maturity of less than two years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$79,394	$79,307
Maturing between 1 year and 2 years	6,914	6,884
	$86,308	$86,191

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Partner referral fees	$8,750	$7,945
Restricted cash	200	400
Other prepaid expenses and other current assets	7,653	5,611
	$16,603	$13,956

Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred customer contract acquisition costs	$28,486	$25,338
Restricted cash	260	—
Other assets	1,788	1,482
	$30,534	$26,820

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued salaries and employee benefits	$11,249	$11,945
Partner referral fees	2,747	2,991
Accrued income and other taxes payable	2,112	1,798
Accrued professional services costs	401	407
Short-term portion of capital lease	—	443
Short-term tenant improvement allowance	475	475
Other accrued expenses and current liabilities	2,264	2,815
	$19,248	$20,874

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,279	$—	$—	$20,279
Marketable securities
U.S. treasury securities	21,743	—	—	21,743
Corporate bonds	—	30,237	—	30,237
Commercial paper	—	34,211	—	34,211
Total assets	$42,022	$64,448	$—	$106,470
Liabilities
Contingent consideration	$—	$—	$6,056	$6,056
Total liabilities	$—	$—	$6,056	$6,056

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,247	$—	$—	$21,247
Marketable securities
U.S. treasury securities	21,435	—	—	21,435
Corporate bonds	—	32,394	—	32,394
Commercial paper	—	25,048	—	25,048
Asset-backed securities	—	2,599	—	2,599
Total assets	$42,682	$60,041	$—	$102,723
Liabilities
Contingent consideration	$—	$—	$5,866	$5,866
Total liabilities	$—	$—	$5,866	$5,866

The following table summarizes the changes in the common stock warrant liability (in thousands):

	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning fair value	$12,380	$11,380
Change in fair value	2,490	3,490
Exercise of stock warrants	(14,870)	(14,870)
Ending fair value	$—	$—

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning fair value	$5,978	$5,331	$5,866	$5,238
Change in fair value	78	96	190	189
Ending fair value	$6,056	$5,427	$6,056	$5,427

Note 6 – Commitments and Contingencies

Operating leases—The Company has various non-cancelable operating leases for its corporate and international offices, as well as non-cancelable equipment leases.  These office and equipment leases expire at various times through 2024.  Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property or equipment. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease.

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $6.1 million and $5.9 million at June 30, 2018 and December 31, 2017, respectively.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2018 and December 31, 2017, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$682	$271	$1,520	$521
Sales and marketing	2,308	748	3,745	1,408
Research and development	675	215	1,104	298
General and administrative	1,728	753	2,998	1,609
	$5,393	$1,987	$9,367	$3,836

For the quarters ended June 30, 2018 and 2017, stock-based compensation capitalized as an asset was $0.1 million and $30,000, respectively. For the six months ended June 30, 2018 and 2017, stock-based compensation capitalized as an asset was $0.2 million and $0.1 million, respectively.

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2017	2
Granted	1,110
Vested	(2)
Forfeited/canceled	(21)
Nonvested at June 30, 2018	1,089

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2017	5,019
Granted	571
Exercised	(937)
Forfeited/canceled	(138)
Outstanding at June 30, 2018	4,515

Note 8 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended June 30, 2018 and 2017, the Company recorded $0.1 million and $34,000, respectively, in income tax expense. The increase in the income tax expense for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was related to a reduction in net operating losses in the Company’s foreign jurisdictions for the current period.  For the quarter ended June 30, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the six months ended June 30, 2018 and 2017, the Company recorded $0.1 million in income tax expense and $0.1 million in income tax benefits, respectively. The increase in the income tax expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was related to a reduction in net operating losses in the Company’s foreign jurisdictions for the current period.  For the six months ended June 30, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 9 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)
Denominator:
Weighted average shares	53,555	51,842	53,354	51,563
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	53,555	51,842	53,354	51,563
Basic net loss per share	$(0.16)	$(0.18)	$(0.29)	$(0.33)
Diluted net loss per share	$(0.16)	$(0.18)	$(0.29)	$(0.33)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	June 30,
	2018	2017
Stock options with service-only vesting conditions	4,515	5,126
Stock options with performance conditions	683	683
Restricted stock units	1,089	—
Total shares excluded from net loss per share	6,287	5,809

Note 10 – Subsequent Events

On August 8, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved stock option grants to employees totaling 0.2 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-fourth of the total number of options awarded on the first anniversary of August 20, 2018 and quarterly thereafter for 12 consecutive quarters.

On August 8, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.2 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of August 20, 2018 and quarterly thereafter for 12 consecutive quarters.

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

At June 30, 2018, we had approximately 2,400 customers and approximately 210,000 users exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). BlackLine Systems funded its business with investments from our founder and cash flows from operations until September 3, 2013.  On September 3, 2013, we acquired BlackLine Systems, and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “2013 Acquisition.” The 2013 Acquisition was accounted for as a business combination under accounting principles generally accepted in the United States (“GAAP”) and resulted in a change in accounting basis as of the date of the 2013 Acquisition.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution. We continue to pay SAP a fee for these customers over the term of their subscription agreements. For the quarter and six months ended June 30, 2018, revenues from our customers that use an SAP ERP solution accounted for $12.7 million, or 23% and $24.1 million, or 23%, respectively, of our total revenues. For the quarter and six months ended June 30, 2017, revenues from our customers that use an SAP ERP solution accounted for $7.8 million, or 18% and $14.7 million, or 18%, respectively, of our total revenues.

We target our sales and marketing efforts at both enterprise and mid-market businesses. We define the enterprise market as companies with greater than $500 million in annual revenue, and we define mid-market as companies with between $50 and $500 million in annual revenue. For the quarters ended June 30, 2018 and 2017, revenues from enterprise and mid-market customers represented 84% and 16% of our total revenues, respectively. For the six months ended June 30, 2018, revenues from enterprise and mid-market customers represented 83% and 17% of our total revenues, respectively. For the six months ended June 30, 2017, revenues from enterprise and mid-market customers represented 84% and 16% of our total revenues, respectively. Additionally, we target our efforts at both new customers and existing customers. Existing customers may renew their subscriptions and broaden the deployment of our platform across their organizations by increasing the number of users accessing our platform or by adding additional products.

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

For the quarters ended June 30, 2018 and 2017, we had revenues totaling $55.5 million and $42.0 million, respectively, and we incurred net losses of $8.5 million and $9.1 million, respectively. For the six months ended June 30, 2018 and 2017, we had revenues totaling $106.7 million and $80.2 million, respectively, and we incurred net losses of $15.6 million and $16.8 million, respectively.

We adopted ASC 606 in the first quarter of 2018 using the full retrospective method, which resulted in the restatement of our consolidated financial statements for the quarter and six months ended June 30, 2017 presented in this Quarterly Report on Form 10-Q. The adoption of this new standard impacted how we accounted for revenue recognition and contract costs. See “Note 2 – Basis of presentation and summary of significant accounting policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2017	2017	2017	2018	2018
Dollar-based net revenue retention rate	114%	113%	112%	110%	111%
Number of customers	1,978	2,091	2,208	2,297	2,402
Number of users	178,604	186,461	196,612	202,098	209,550

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

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2018 and 2017, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
GAAP gross profit	$43,588	$31,624	$83,266	$60,595
GAAP gross margin	78.6%	75.3%	78.0%	75.6%
GAAP net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
Non-GAAP gross profit	$45,978	$33,608	$88,209	$64,533
Non-GAAP gross margin	82.9%	80.1%	82.6%	80.5%
Non-GAAP net income (loss)	$485	$(368)	$790	$(2,016)

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

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$43,588	$31,624	$83,266	$60,595
Amortization of developed technology	1,708	1,713	3,423	3,417
Stock-based compensation expense	682	271	1,520	521
Total non-GAAP gross profit	$45,978	$33,608	$88,209	$64,533
Gross margin	78.6%	75.3%	78.0%	75.6%
Non-GAAP gross margin	82.9%	80.1%	82.6%	80.5%

Non-GAAP Net Income (Loss):
Net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)
Provision for (benefit from) income taxes	(65)	43	(191)	(192)
Amortization of intangibles	3,312	3,333	6,635	6,663
Stock-based compensation expense	5,393	1,987	9,367	3,836
Change in fair value of contingent consideration	78	96	190	189
Change in fair value of the common stock warrant liability	—	2,490	—	3,490
Secondary offering costs	—	809	—	809
Shelf offering costs	224	—	401	—
Total non-GAAP net income (loss)	$485	$(368)	$790	$(2,016)

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands)
Revenues
Subscription and support	$53,047	$39,832	$101,672	$76,390
Professional services	2,407	2,149	5,066	3,772
Total revenues	55,454	41,981	106,738	80,162
Cost of revenues
Subscription and support	9,493	8,227	18,874	15,982
Professional services	2,373	2,130	4,598	3,585
Total cost of revenues	11,866	10,357	23,472	19,567
Gross profit	43,588	31,624	83,266	60,595
Operating expenses
Sales and marketing	32,150	23,992	61,377	45,812
Research and development	7,811	6,009	14,740	11,957
General and administrative	12,458	8,466	23,540	16,719
Total operating expenses	52,419	38,467	99,657	74,488
Loss from operations	(8,831)	(6,843)	(16,391)	(13,893)
Other income (expense)
Interest income	507	244	896	468
Interest expense	—	(3)	(4)	(7)
Change in fair value of the common stock warrant liability	—	(2,490)	—	(3,490)
Other income (expense), net	507	(2,249)	892	(3,029)
Loss before income taxes	(8,324)	(9,092)	(15,499)	(16,922)
Provision for (benefit from) income taxes	133	34	113	(111)
Net loss	$(8,457)	$(9,126)	$(15,612)	$(16,811)

Quarters and Six Months Ended June 30, 2018 and 2017

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Subscription and support	$53,047	$39,832	$13,215	33%	$101,672	$76,390	$25,282	33%
Professional services	2,407	2,149	258	12%	5,066	3,772	1,294	34%
Total revenues	$55,454	$41,981	$13,473	32%	$106,738	$80,162	$26,576	33%

	June 30,
	2018	2017
Dollar-based net revenue retention rate*	111%	114%
Number of customers*	2,402	1,978
Number of users*	209,550	178,604
* Exclusive of on-premise software

The increase in revenues for the quarter and six months ended June 30, 2018, compared to the quarter and six months ended June 30, 2017, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, an increase in pricing, and an increase in non-user based product sales. The total number of customers and users increased by 21% and 17%, respectively, between June 30, 2017 and June 30, 2018.

Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Subscription and support	$9,493	$8,227	$1,266	15%	$18,874	$15,982	$2,892	18%
Professional services	2,373	2,130	243	11%	4,598	3,585	1,013	28%
Total cost of revenues	$11,866	$10,357	$1,509	15%	$23,472	$19,567	$3,905	20%
Gross margin	78.6%	75.3%			78.0%	75.6%

The increase in cost of revenues for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was primarily due to a $1.0 million increase in salaries, benefits and stock-based compensation and a $0.3 million increase in amortization of developed technology. Salaries, benefits and stock-based compensation increased primarily due to 4% growth in average headcount from the quarter ended June 30, 2017 to the quarter ended June 30, 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

The increase in cost of revenues for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a $2.4 million increase in salaries, benefits and stock-based compensation; a $0.6 million increase in amortization of developed technology; a $0.4 million increase in depreciation and amortization; a $0.3 million increase in computer software expenses, and a $0.2 million increase in overhead-related expenses. The increase in salaries, benefits and stock-based compensation was primarily driven by a 7% increase in average headcount from the six months ended June 30, 2017 to the six months ended June 30, 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Sales and marketing	$32,150	$23,992	$8,158	34%	$61,377	$45,812	$15,565	34%
Percentage of total revenues	58.0%	57.1%			57.5%	57.1%

The increase in sales and marketing expenses for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was primarily due to a $4.1 million increase in salaries, sales commissions and incentives; a $1.6 million increase in stock-based compensation; a $1.4 million increase in partner referral fees; a $0.4 million increase in travel-related costs; and a $0.3 million increase in advertising and trade show expenses. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 18% from the quarter ended June 30, 2017 to the quarter ended June 30, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs increased due to the expansion of our sales organization.

The increase in sales and marketing expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to an $8.2 million increase in salaries, sales commissions and incentives; a $2.7 million increase in partner referral fees; a $2.3 million increase in stock-based compensation; a $1.0 million increase in advertising and trade show expenses; a $0.7 million increase in travel-related costs; and a $0.3 million increase in overhead-related expenses. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 21% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs increased due to the expansion of our sales organization.

Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$7,811	$6,009	$1,802	30%	$14,740	$11,957	$2,783	23%
Percentage of total revenues	14.1%	14.3%			13.8%	14.9%

The increase in research and development expenses for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was primarily due to a $2.2 million increase in salaries and benefits, partially offset by a $0.7 million increase in capitalized software costs. Our research and development average headcount increased 25% from the quarter ended June 30, 2017 to the quarter ended June 30, 2018. The increase in capitalized software costs was primarily due to an increase in our headcount, as well as higher capitalization rates.

The increase in research and development expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a $3.8 million increase in salaries and benefits and a $0.2 million increase in overhead-related expenses, partially offset by a $1.2 million increase in capitalized software costs. The increase in salaries and benefits was primarily driven by an increase in average headcount, which increased 21% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in capitalized software costs was primarily due to an increase in our headcount, as well as higher capitalization rates.

General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$12,458	$8,466	$3,992	47%	$23,540	$16,719	$6,821	41%
Percentage of total revenues	22.5%	20.2%			22.1%	20.9%

The increase in general and administrative expenses for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was primarily due to a $2.2 million increase in salaries, benefits and stock-based compensation; a $1.7 million increase in foreign currency losses; and a $0.3 million increase in overhead-related expenses, partially offset by a $0.4 million decrease in professional services expense. The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in average headcount, which increased 29% from the quarter ended June 30, 2017 to the quarter ended June 30, 2018. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, on open intercompany balances denominated in foreign currencies, as well as assets and liabilities settled in foreign currencies during the period.

The increase in general and administrative expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a $4.4 million increase in salaries, benefits and stock-based compensation; a $1.4 million increase in foreign currency losses; a $0.5 million increase in overhead-related expenses; and a $0.3 million increase in travel-related costs. The increase in salaries, benefits and stock-based compensation was primarily driven by an increase in average headcount, which increased 32% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, on open intercompany balances denominated in foreign currencies.

Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest income	$507	$244	$263	108%	$896	$468	$428	91%

The increase in interest income during the quarter and six months ended June 30, 2018, compared to the quarter and six months ended June 30, 2017, was primarily due to a higher average balance of investments in marketable securities and, to a lesser extent, an increase in interest rates in the quarter and six months ended June 30, 2018, compared to the quarter and six months ended June 30, 2017.

Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest expense	$—	$3	$(3)	(100%)	$4	$7	$(3)	(43%)

Interest expense was minimal during the quarter and six months ended June 30, 2018.

Change in fair value of common stock warrant liability

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$—	$(2,490)	$2,490	(100%)	$—	$(3,490)	$3,490	(100%)

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised, resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

Provision for (benefit from) income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$133	$34	$99	291%	$113	$(111)	$224	(202%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended June 30, 2018 and 2017, we recorded $0.1 million and $34,000 in income tax expense, respectively. The increase in the income tax expense for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was related to a reduction in net operating losses in our foreign jurisdictions for the current period. For the quarter ended June 30, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the six months ended June 30, 2018 and 2017, we recorded $0.1 million in income tax expense and $0.1 million in income tax benefits, respectively. The increase in the income tax expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was related to a reduction in net operating losses in our foreign jurisdictions for the current period.  For the six months ended June 30, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At June 30, 2018, our principal sources of liquidity were $114.9 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$6,503	$167
Net cash used in investing activities	$(11,274)	$(3,880)
Net cash provided by financing activities	$2,409	$5,102

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

For the six months ended June 30, 2018, cash provided by operations was $6.5 million resulting from net non-cash expenses of $20.2 million and net cash flow provided as a result of changes in operating assets and liabilities of $1.9 million, largely offset by our net loss of $15.6 million. The $1.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $13.2 million increase in deferred revenue as a result of the growth of our customer and user base and a $0.7 million decrease in accounts receivable due to increased collections. This change in our operating assets and liabilities was largely offset by a $4.9 million decrease in accounts payable; a $3.5 million increase in other assets; a $2.6 million increase in prepaid expenses and other current assets; and a $1.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2017 employee bonuses during the six months ended June 30, 2018.

For the six months ended June 30, 2017, cash provided by operations was $0.2 million resulting from net non-cash expenses of $17.2 million, largely offset by our net loss of $16.8 million and net cash flow used as a result of changes in operating assets and liabilities of $0.2 million. The $0.2 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $2.5 million increase in other assets, a $2.5 million decrease in accounts payable, a $2.1 million decrease in accrued expenses and other current liabilities primarily associated with payment of the 2016 employee bonuses during the six months ended June 30, 2017, a $1.2 million increase in accounts receivable due to the growth of our customer and user base, and a $0.9 million increase in prepaid expenses and other current assets. This change in our operating assets and liabilities was largely offset by an $9.1 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition.

Net Cash Used In Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the six months ended June 30, 2018, cash used in investing activities was $11.3 million as a result of $4.5 million of purchases of marketable securities, net of proceeds from maturities, $3.7 million in purchases of property and equipment, and $3.1 million in capitalized software development costs.

For the six months ended June 30, 2017, cash used in investing activities was $3.9 million as a result of $2.0 million in capitalized software development costs, $1.1 million in purchases of property and equipment, and $0.8 million of purchases of marketable securities, net of proceeds from maturities.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2018, cash provided by financing activities was $2.4 million primarily as a result of $6.1 million of proceeds from the exercises of stock options, partially offset by $3.2 million of acquisitions of common stock for tax withholding obligations and $0.4 million of principal payments on capital lease obligations.

For the six months ended June 30, 2017, cash provided by financing activities was $5.1 million primarily as a result of $5.8 million of proceeds from the exercise of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

Contractual Obligations and Commitments

Contractual obligations at June 30, 2018 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$25,428	$7,765	$10,778	$5,230	$1,655
Purchase obligations	2,736	1,569	1,167	—	—
	$28,164	$9,334	$11,945	$5,230	$1,655
(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

At June 30, 2018, liabilities for unrecognized tax benefits of $0.9 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at June 30, 2018 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	3-5 Years
Letters of credit	$460	$200	260

Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At June 30, 2018, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. On January 1, 2018, we adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”) on a full retrospective basis and have revised our accounting policies as it related to revenue recognition and contract costs as a result of the adoption.

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of subscription and support services and professional services, which are generally capable of being distinct and accounted for as separate performance obligations. Our agreements do not contain any refund provisions other than in the event of our non-performance or breach.

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

Significant judgments – Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand alone selling price (“SSP”) for each distinct performance obligation. We typically have more than one SSP for its SaaS solutions and professional services. Additionally, we have determined that there are no third-party offerings reasonably comparable to our solutions. Therefore, we determine the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including our overall pricing objectives, geography, customer size and number of users, and discounting practices. We use historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. We use the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

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

Changes in deferred revenue for the six months ended June 30, 2018 and 2017 were primarily due to additional billings in the periods, partially offset by revenue recognized of $74.7 million and $57.7 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $255.3 million at June 30, 2018, of which we expect to recognize approximately 63% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of our contracts include a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $5.7 million and $3.7 million for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to the asset recognized from the costs to obtain a contract with a customer was $11.0 million and $7.0 million, respectively.

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

We had cash and cash equivalents and marketable securities of $114.9 million at June 30, 2018. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2018 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2018, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in recent periods, including $15.6 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $118.4 million at June 30, 2018. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 806 at June 30, 2018 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution. We continue to pay SAP a fee for these customers over the term of their subscription agreements.  For the quarter and six months ended June 30, 2018, revenues from our customers that use an SAP ERP solution accounted for $12.7 million, or 23%, and $24.1 million, or 23%, respectively, of our total revenues. For the quarter and six months ended June 30, 2017, revenues from our customers that use an SAP ERP solution accounted for $7.8 million, or 18%, and $14.7 million, or 18%, respectively, of our total revenues.  If we are unsuccessful in maintaining our relationship with SAP, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Romania, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. We derived approximately 21% of our revenues from sales outside the United States for the six months ended June 30, 2018 and approximately 19% of our revenues from sales outside the United States in the six months ended June 30, 2017. Any international expansion efforts that we may undertake, including our Runbook Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have an EU-U.S. Privacy Shield certification in place that we believe allows for the lawful transfer of personal data from the EU to the United States, however, the EU-U.S. Privacy Shield, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the EU-U.S. Privacy Shield will continue to serve as an appropriate means for us to transfer EU personal data from the EU to the United States.  Our means for transferring personal data from the EU may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU data protection authorities regarding data transfers from the EU to the United States.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 and superseded current EU data protection legislation.  The GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data.  As the GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements in certain areas if they so choose. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.  We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU in March 2017 and began negotiations to leave the EU in June 2017 (often referred to as “Brexit”), which is expected to be completed within the next two years. The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom recently implemented a Data Protection Bill that substantially implements the GDPR, which became effective in May 2018.  It is unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which contains many significant changes to the U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.  Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.  The foregoing items could have an adverse effect on our operating results, cash flow, or financial condition.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2018, we had goodwill and intangible assets with a net book value of $219.3 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At June 30, 2018, our Principal Stockholders beneficially owned, in the aggregate, approximately 32% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

In November 2017, we filed a shelf registration statement on Form S-3 that registered the sale of 33,738,329 shares of our common stock then held by our Principal Stockholders, from time to time, in secondary offerings. In December 2017, March 2018, and May 2018, certain of our Principal Stockholders sold an aggregate of 4,500,000 shares, 8,000,000 shares, and 3,500,000 shares, respectively, under the registration statement and the remaining 17,738,329 shares registered under the registration statement may be offered and sold without restriction under the Securities Act. Such shares may be offered from time to time in the open market, in block trades, in underwritten offerings or in any other transaction described in the related prospectus. All shares covered by the registration statement are immediately tradeable unless transferred to an affiliate of the Company.

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

•	we have a classified board of directors with staggered three-year terms;
•	stockholder action by written consent is prohibited;
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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Transition Agreement and Release, by and between the Registrant and Chris Murphy, dated June 18, 2018.
10.2+	2018 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: August 8, 2018

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2018