Form 10-Q
period 2018-09-30
BLACKLINE, INC.
filed 2018-11-07
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock outstanding at November 5, 2018 was 54,644,937.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

Part 1 – Financial Information

Item 1. Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2018	2017
		*As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$38,401	$31,104
Marketable securities	86,715	81,476
Accounts receivable, net	63,398	61,918
Prepaid expenses and other current assets	15,979	13,956
Total current assets	204,493	188,454
Capitalized software development costs, net	8,925	6,824
Property and equipment, net	13,155	12,769
Intangible assets, net	30,868	40,808
Goodwill	185,138	185,138
Other assets	32,115	26,820
Total assets	$474,694	$460,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,902	$7,254
Accrued expenses and other current liabilities	20,174	20,874
Deferred revenue	118,260	104,184
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	143,344	134,320
Contingent consideration	4,145	3,858
Deferred tax liabilities, net	1,300	1,743
Deferred revenue, noncurrent	317	468
Other long-term liabilities	3,155	3,119
Total liabilities	152,261	143,508
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	547	530
Additional paid-in capital	444,840	419,628
Accumulated other comprehensive loss	(92)	(63)
Accumulated deficit	(122,862)	(102,790)
Total stockholders' equity	322,433	317,305
Total liabilities and stockholders' equity	$474,694	$460,813
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
Subscription and support	$56,170	$43,032	$157,842	$119,422
Professional services	2,564	2,392	7,630	6,164
Total revenues	58,734	45,424	165,472	125,586
Cost of revenues
Subscription and support	11,174	8,680	30,048	24,662
Professional services	2,343	2,191	6,941	5,776
Total cost of revenues	13,517	10,871	36,989	30,438
Gross profit	45,217	34,553	128,483	95,148
Operating expenses
Sales and marketing	31,709	32,048	93,086	77,860
Research and development	7,261	5,883	22,001	17,840
General and administrative	11,268	8,920	34,808	25,639
Total operating expenses	50,238	46,851	149,895	121,339
Loss from operations	(5,021)	(12,298)	(21,412)	(26,191)
Other income (expense)
Interest income	578	281	1,474	749
Interest expense	—	(6)	(4)	(13)
Change in fair value of the common stock warrant liability	—	—	—	(3,490)
Other income (expense), net	578	275	1,470	(2,754)
Loss before income taxes	(4,443)	(12,023)	(19,942)	(28,945)
Provision for (benefit from) income taxes	17	51	130	(60)
Net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)
Basic net loss per share	$(0.08)	$(0.23)	$(0.37)	$(0.56)
Shares used to calculate basic net loss per share	54,263	52,592	53,660	51,910
Diluted net loss per share	$(0.08)	$(0.23)	$(0.37)	$(0.56)
Shares used to calculate diluted net loss per share	54,263	52,592	53,660	51,910
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)
Other comprehensive income (loss)
Net change in unrealized gain on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2018 and 2017	25	41	(29)	9
Other comprehensive income (loss)	25	41	(29)	9
Comprehensive loss	$(4,435)	$(12,033)	$(20,101)	$(28,876)
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
					*As Adjusted
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	1,658	17	13,503	—	—	13,520
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,325)	—	—	(3,325)
Stock-based compensation	—	—	15,034	—	—	15,034
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(20,072)	(20,072)
Balance at September 30, 2018	54,643	$547	$444,840	$(92)	$(122,862)	$322,433
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(20,072)	$(28,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,767	14,786
Change in fair value of common stock warrant liability	—	3,490
Change in fair value of contingent consideration	287	367
Stock-based compensation	14,707	12,951
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(602)	100
Net foreign currency losses	334	—
Deferred income taxes	(443)	(420)
Provision for (benefit from) doubtful accounts receivable	(19)	602
Changes in operating assets and liabilities:
Accounts receivable	(1,735)	(3,541)
Prepaid expenses and other current assets	(2,392)	(1,324)
Other assets	(5,017)	(4,623)
Accounts payable	(4,401)	(4,185)
Accrued expenses and other current liabilities	(58)	59
Deferred revenue	13,925	14,425
Other long-term liabilities	36	(128)
Net cash provided by operating activities	11,317	3,674
Cash flows from investing activities
Purchases of marketable securities	(103,624)	(51,647)
Proceeds from maturities of marketable securities	91,840	49,561
Proceeds from sales of marketable securities	7,118	—
Capitalized software development costs	(4,640)	(3,345)
Purchases of property and equipment	(4,588)	(3,729)
Net cash used in investing activities	(13,894)	(9,160)
Cash flows from financing activities
Principal payments on capital lease obligations	(443)	(549)
Proceeds from exercises of stock options	13,520	8,672
Acquisition of common stock for tax withholding obligations	(3,325)	—
Payments of initial public offering costs	—	(110)
Net cash provided by financing activities	9,752	8,013
Net increase in cash, cash equivalents, and restricted cash	7,175	2,527
Cash, cash equivalents, and restricted cash, beginning of period	31,504	22,518
Cash, cash equivalents, and restricted cash, end of period	$38,679	$25,045

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$38,401	$24,645
Restricted cash included within other assets at end of period	278	400
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$38,679	$25,045
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$327	$93
Net exercise of stock warrants	$—	$14,870
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$328	$151
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$55	$42

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

The Company is headquartered in Los Angeles and has offices in New York, Vancouver, London, Paris, Frankfurt, Sydney, Melbourne, Ede, and Singapore.

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.  The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Changes in deferred revenue for the nine months ended September 30, 2018 and 2017 were primarily due to additional billings in the periods, partially offset by revenue recognized of $96.6 million and $74.7 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $257.8 million at September 30, 2018, of which the Company expects to recognize approximately 64% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts includes a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $6.2 million and $4.1 million for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to the asset recognized from the costs to obtain a contract with a customer was $17.2 million and $11.1 million, respectively.

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which significantly changes the accounting for leases. The new guidance requires that a lessee recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. For income statement purposes, the new guidance retained a dual model, requiring leases to be classified as either operating or financing. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern similar to existing capital lease guidance. For statement of cash flow purposes, the new guidance also retained the existing dual method, where cash payments for operating leases are reflected in cash flows from operating activities and principal and interest payments for finance leases are reflected in cash flows from financing activities and cash flows from operating activities, respectively. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The new guidance requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The use of the modified retrospective approach allows an entity to use a number of practical expedients in the application of this new guidance. Although the Company is evaluating the impact of adopting this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company will adopt the updated accounting guidance in January 2019, and prior periods will not be adjusted. The Company expects the adoption of the new accounting guidance to have a material impact on its consolidated balance sheet.

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

In February 2018, the FASB issued an Accounting Standard Update (“ASU”) that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of the Tax Act is recognized. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued guidance which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The guidance will be effective for the Company for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The guidance will be effective for the Company for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Impacts to previously reported results

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated balance sheet (unaudited):

	December 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Accounts receivable, net	$61,589	$329	$61,918
Prepaid expenses and other current assets	$19,785	$(5,829)	$13,956
Total current assets	$193,954	$(5,500)	$188,454
Other assets	$1,391	$25,429	$26,820
Total assets	$440,884	$19,929	$460,813
Deferred revenue	$106,903	$(2,719)	$104,184
Total current liabilities	$137,039	$(2,719)	$134,320
Deferred tax liabilities, net	$1,328	$415	$1,743
Deferred revenue, noncurrent	$912	$(444)	$468
Total liabilities	$146,256	$(2,748)	$143,508
Accumulated deficit	$(125,467)	$22,677	$(102,790)
Total stockholders' equity	$294,628	$22,677	$317,305
Total liabilities and stockholders' equity	$440,884	$19,929	$460,813

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of operations (unaudited):

	Quarter Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(in thousands, except per share data)
Revenues
Subscription and support	$43,462	$(430)	$43,032	$120,757	$(1,335)	$119,422
Professional services	2,409	(17)	2,392	6,041	123	6,164
Total revenues	$45,871	$(447)	$45,424	$126,798	$(1,212)	$125,586
Cost of revenues
Subscription and support	$8,707	$(27)	$8,680	$24,729	$(67)	$24,662
Total cost of revenues	$10,898	$(27)	$10,871	$30,505	$(67)	$30,438
Gross profit	$34,973	$(420)	$34,553	$96,293	$(1,145)	$95,148
Operating expenses
Sales and marketing	$33,375	$(1,327)	$32,048	$81,996	$(4,136)	$77,860
General and administrative	$8,920	$—	$8,920	$25,809	$(170)	$25,639
Total operating expenses	$48,178	$(1,327)	$46,851	$125,645	$(4,306)	$121,339
Loss from operations	$(13,205)	$907	$(12,298)	$(29,352)	$3,161	$(26,191)
Loss before income taxes	$(12,930)	$907	$(12,023)	$(32,106)	$3,161	$(28,945)
Provision for (benefit from) income taxes	$162	$(111)	$51	$110	$(170)	$(60)
Net loss	$(13,092)	$1,018	$(12,074)	$(32,216)	$3,331	$(28,885)
Basic net loss per share	$(0.25)	$0.02	$(0.23)	$(0.62)	$0.06	$(0.56)
Diluted net loss per share	$(0.25)	$0.02	$(0.23)	$(0.62)	$0.06	$(0.56)

The following table presents the effect of the adoption of ASC 606 on the Company’s condensed consolidated statement of cash flows (unaudited):

	Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Net loss	$(32,216)	$3,331	$(28,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	$(269)	$(151)	$(420)
Prepaid expenses and other current assets	$(1,459)	$135	$(1,324)
Other assets	$(408)	$(4,215)	$(4,623)
Deferred revenue	$13,525	$900	$14,425

There was no effect to net cash provided by (used in) operating, investing, or financing activities.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
United States	$46,782	$36,330	$131,456	$101,608
International	11,952	9,094	34,016	23,978
	$58,734	$45,424	$165,472	$125,586

Note 4 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,803	$—	$(48)	$25,755
Corporate bonds	33,490	2	(46)	33,446
Commercial paper	27,514	—	—	27,514
	$86,807	$2	$(94)	$86,715

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,454	$—	$(19)	$21,435
Corporate bonds	32,437	—	(43)	32,394
Commercial paper	25,048	—	—	25,048
Asset-backed securities	2,600	—	(1)	2,599
	$81,539	$—	$(63)	$81,476

During the quarters and nine months ended September 30, 2018 and 2017 there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.3 million and $0.6 million for the quarter and nine months ended September 30, 2018, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were not material for the quarter and nine months ended September 30, 2017.

The Company’s marketable securities have a contractual maturity of less than two years.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$84,328	$84,250
Maturing between 1 year and 2 years	2,479	2,465
	$86,807	$86,715

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Partner referral fees	$9,080	$7,945
Restricted cash	—	400
Other prepaid expenses and other current assets	6,899	5,611
	$15,979	$13,956

Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Deferred customer contract acquisition costs	$30,054	$25,338
Restricted cash	278	—
Other assets	1,783	1,482
	$32,115	$26,820

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued salaries and employee benefits	$10,927	$11,945
Partner referral fees	3,610	2,991
Accrued income and other taxes payable	1,974	1,798
Accrued professional services costs	249	407
Short-term portion of capital lease	—	443
Short-term tenant improvement allowance	475	475
Other accrued expenses and current liabilities	2,939	2,815
	$20,174	$20,874

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$27,127	$—	$—	$27,127
Marketable securities
U.S. treasury securities	25,755	—	—	25,755
Corporate bonds	—	33,446	—	33,446
Commercial paper	—	27,514	—	27,514
Total assets	$52,882	$60,960	$—	$113,842
Liabilities
Contingent consideration	$—	$—	$6,153	$6,153
Total liabilities	$—	$—	$6,153	$6,153

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,247	$—	$—	$21,247
Marketable securities
U.S. treasury securities	21,435	—	—	21,435
Corporate bonds	—	32,394	—	32,394
Commercial paper	—	25,048	—	25,048
Asset-backed securities	—	2,599	—	2,599
Total assets	$42,682	$60,041	$—	$102,723
Liabilities
Contingent consideration	$—	$—	$5,866	$5,866
Total liabilities	$—	$—	$5,866	$5,866

The following table summarizes the changes in the common stock warrant liability (in thousands):

Nine Months Ended September 30, 2017
Beginning fair value	$11,380
Change in fair value	3,490
Exercise of stock warrants	(14,870)
Ending fair value	$—

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning fair value	$6,056	$5,427	$5,866	$5,238
Change in fair value	97	178	287	367
Ending fair value	$6,153	$5,605	$6,153	$5,605

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

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million.  The fair value of the contingent consideration was $6.2 million and $5.9 million at September 30, 2018 and December 31, 2017, respectively.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2018 and December 31, 2017, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 7 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$869	$334	$2,389	$855
Sales and marketing	2,182	7,761	5,927	9,169
Research and development	651	236	1,755	534
General and administrative	1,638	784	4,636	2,393
	$5,340	$9,115	$14,707	$12,951

For the quarters ended September 30, 2018 and 2017, stock-based compensation capitalized as an asset was $0.1 million and $33,000, respectively. For the nine months ended September 30, 2018 and 2017, stock-based compensation capitalized as an asset was $0.3 million and $0.1 million, respectively. On July 21, 2017, the Company modified the vesting terms of options for certain Australian employees to purchase 219,000 shares of common stock to a time-based vesting schedule. Prior to the modification, the options vested solely upon a change in control of the Company. The Company recorded $5.8 million of stock-based compensation in the quarter ended September 30, 2017 relating to this modification. In addition, the Company recorded an additional $1.1 million related to the modification of an award in connection with the termination of an employee in the quarter ended September 30, 2017.

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2017	2
Granted	1,255
Vested	(2)
Forfeited/canceled	(53)
Nonvested at September 30, 2018	1,202

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2017	5,019
Granted	728
Exercised	(1,747)
Forfeited/canceled	(228)
Outstanding at September 30, 2018	3,772

Note 8 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended September 30, 2018 and 2017, the Company recorded $17,000 and $0.1 million, respectively, in income tax expense. The decrease in the income tax expense for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was related to a reduction in net operating losses and an increase in tax liabilities in the Company’s foreign jurisdictions for the current period.  For the quarter ended September 30, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the nine months ended September 30, 2018 and 2017, the Company recorded $0.1 million in income tax expense and $0.1 million in income tax benefits, respectively. The increase in the income tax expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was related to a reduction in net operating losses and an increase in tax liabilities in the Company’s foreign jurisdictions for the current period.  For the nine months ended September 30, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 9 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)
Denominator:
Weighted average shares	54,263	52,592	53,660	51,910
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	54,263	52,592	53,660	51,910
Basic net loss per share	$(0.08)	$(0.23)	$(0.37)	$(0.56)
Diluted net loss per share	$(0.08)	$(0.23)	$(0.37)	$(0.56)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	September 30,
	2018	2017
Stock options with service-only vesting conditions	3,772	4,921
Stock options with performance conditions	683	683
Restricted stock units	1,202	—
Total shares excluded from net loss per share	5,657	5,604

Note 10 – Subsequent Events

In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in the investment, organization, management, and operation of a Japanese subsidiary (BlackLine K.K.) of the Company that is focused on the sale of the Company's products in Japan. In October 2018, the Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. As the Company controls a majority stake in BlackLine K.K., the entity will be consolidated.

On October 31, 2018, BlackLine Systems, Inc. (“BlackLine Systems”), a wholly-owned subsidiary of the Company, entered into an Amendment (the “Amendment”) to the Software Development Cooperation Agreement (the “SAP Agreement”), dated October 1, 2013, with SAP SE (as successor to SAP AG) (“SAP”). The Company has a strategic relationship with SAP to market its solution to users of SAP’s ERP solutions. As part of this strategic relationship, BlackLine Systems previously agreed under the terms of the SAP Agreement to pay SAP a fee based on a percentage of revenues from BlackLine Systems’ customers that use an SAP ERP system over the term of their subscription agreements (the “License Royalties”). Under the terms of the Amendment, effective October 1, 2018, BlackLine Systems will no longer be obligated to pay the License Royalties to SAP. Concurrently with the Amendment, the Company entered into a reseller agreement (the “Reseller Agreement”) with SAP. Under the terms of the Reseller Agreement, SAP will become part of the reseller channel that the Company uses in the ordinary course of business to extend the use of its platform and will have the ability to resell the Company’s accounting solutions, for which the Company will receive a percentage of the revenues.

On November 6, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved stock option grants to employees totaling 0.1 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price.

On November 6, 2018, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award.

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

At September 30, 2018, we had approximately 2,500 customers and approximately 215,000 users exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, we have a strategic relationship with SAP.  Our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  Under our agreement with SAP, which we entered into in 2013, we previously agreed to pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution. On October 31, 2018, we amended our agreement with SAP and, under the terms of the amendment, we will no longer be obligated to pay SAP a fee beginning on October 1, 2018. Our solution will continue to be an SAP-endorsed business solution. SAP will become part of the reseller channel that we use in the ordinary course of business to extend the use of our platform. For the quarter and nine months ended September 30, 2018, revenues from our customers that use an SAP ERP solution accounted for $13.3 million, or 23% and $37.4 million, or 23%, respectively, of our total revenues. For the quarter and nine months ended September 30, 2017, revenues from our customers that use an SAP ERP solution accounted for $8.8 million, or 19% and $23.5 million, or 19%, respectively, of our total revenues.

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

For the quarters ended September 30, 2018 and 2017, we had revenues totaling $58.7 million and $45.4 million, respectively, and we incurred net losses of $4.5 million and $12.1 million, respectively. For the nine months ended September 30, 2018 and 2017, we had revenues totaling $165.5 million and $125.6 million, respectively, and we incurred net losses of $20.1 million and $28.9 million, respectively.

We adopted ASC 606 in the first quarter of 2018 using the full retrospective method, which resulted in the restatement of our consolidated financial statements for the quarter and nine months ended September 30, 2017 presented in this Quarterly Report on Form 10-Q. The adoption of this new standard impacted how we accounted for revenue recognition and contract costs. See “Note 2 – Basis of presentation and summary of significant accounting policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2017	2017	2018	2018	2018
Dollar-based net revenue retention rate	113%	112%	110%	111%	109%
Number of customers	2,091	2,208	2,297	2,402	2,494
Number of users	186,461	196,612	202,098	209,550	214,747

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base.  This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. Over the past few years, our dollar-based net revenue retention rate has been decreasing. This could be caused by increasing churn or attrition, higher initial deal sizes, customer mix, a slower adoption rate of new products by existing customers, or a slower pace of user expansion as our customer base matures. We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2018 and 2017, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
GAAP gross profit	$45,217	$34,553	$128,483	$95,148
GAAP gross margin	77.0%	76.1%	77.6%	75.8%
GAAP net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
Non-GAAP gross profit	$47,807	$36,603	$136,016	$101,136
Non-GAAP gross margin	81.4%	80.6%	82.2%	80.5%
Non-GAAP net income (loss)	$4,145	$286	$4,936	$(1,730)

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

Non-GAAP Net Loss. Non-GAAP net loss is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition, stock-based compensation expense, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, and costs incurred relating to our shelf offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and other expenses in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$45,217	$34,553	$128,483	$95,148
Amortization of developed technology	1,721	1,716	5,144	5,133
Stock-based compensation expense	869	334	2,389	855
Total non-GAAP gross profit	$47,807	$36,603	$136,016	$101,136
Gross margin	77.0%	76.1%	77.6%	75.8%
Non-GAAP gross margin	81.4%	80.6%	82.2%	80.5%

Non-GAAP Net Income (Loss):
Net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)
Benefit from income taxes	(137)	(258)	(327)	(450)
Amortization of intangibles	3,305	3,325	9,940	9,988
Stock-based compensation expense	5,340	9,115	14,707	12,951
Change in fair value of contingent consideration	97	178	287	367
Change in fair value of the common stock warrant liability	—	—	—	3,490
Secondary offering costs	—	—	—	809
Shelf offering costs	—	—	401	—
Total non-GAAP net income (loss)	$4,145	$286	$4,936	$(1,730)

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands)
Revenues
Subscription and support	$56,170	$43,032	$157,842	$119,422
Professional services	2,564	2,392	7,630	6,164
Total revenues	58,734	45,424	165,472	125,586
Cost of revenues
Subscription and support	11,174	8,680	30,048	24,662
Professional services	2,343	2,191	6,941	5,776
Total cost of revenues	13,517	10,871	36,989	30,438
Gross profit	45,217	34,553	128,483	95,148
Operating expenses
Sales and marketing	31,709	32,048	93,086	77,860
Research and development	7,261	5,883	22,001	17,840
General and administrative	11,268	8,920	34,808	25,639
Total operating expenses	50,238	46,851	149,895	121,339
Loss from operations	(5,021)	(12,298)	(21,412)	(26,191)
Other income (expense)
Interest income	578	281	1,474	749
Interest expense	—	(6)	(4)	(13)
Change in fair value of the common stock warrant liability	—	—	—	(3,490)
Other income (expense), net	578	275	1,470	(2,754)
Loss before income taxes	(4,443)	(12,023)	(19,942)	(28,945)
Provision for (benefit from) income taxes	17	51	130	(60)
Net loss	$(4,460)	$(12,074)	$(20,072)	$(28,885)

Quarters and Nine Months Ended September 30, 2018 and 2017

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Subscription and support	$56,170	$43,032	$13,138	31%	$157,842	$119,422	$38,420	32%
Professional services	2,564	2,392	172	7%	7,630	6,164	1,466	24%
Total revenues	$58,734	$45,424	$13,310	29%	$165,472	$125,586	$39,886	32%

	September 30,
	2018	2017
Dollar-based net revenue retention rate*	109%	113%
Number of customers*	2,494	2,091
Number of users*	214,747	186,461
* Exclusive of on-premise software

The increase in revenues for the quarter and nine months ended September 30, 2018, compared to the quarter and nine months ended September 30, 2017, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, an increase in pricing, and an increase in non-user based product sales. The total number of customers and users increased by 19% and 15%, respectively, between September 30, 2017 and September 30, 2018.

Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Subscription and support	$11,174	$8,680	$2,494	29%	$30,048	$24,662	$5,386	22%
Professional services	2,343	2,191	152	7%	6,941	5,776	1,165	20%
Total cost of revenues	$13,517	$10,871	$2,646	24%	$36,989	$30,438	$6,551	22%
Gross margin	77.0%	76.1%			77.6%	75.8%

The increase in cost of revenues for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was primarily due to a $0.8 million increase in salaries, benefits, and stock-based compensation; a $0.4 million increase in amortization of developed technology; a $0.3 million increase in computer software expenses; a $0.3 million increase in depreciation and amortization; a $0.3 million increase in travel-related costs; and a $0.2 million increase in data center costs. Salaries, benefits, and stock-based compensation increased primarily due to an 11% increase in average cost of revenues-related headcount from the quarter ended September 30, 2017 to the quarter ended September 30, 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.

The increase in cost of revenues for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a $3.3 million increase in salaries, benefits, and stock-based compensation; a $1.0 million increase in amortization of developed technology; a $0.7 million increase in depreciation and amortization; a $0.6 million increase in computer software expenses; a $0.4 million increase in travel-related costs; and a $0.4 million increase in overhead-related expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 15% increase in average cost of revenues-related headcount from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Depreciation and amortization expense increased due to an increase in capital expenditures related to improving customer application performance and to improve customer support levels.

Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Sales and marketing	$31,709	$32,048	$(339)	(1%)	$93,086	$77,860	$15,226	20%
Percentage of total revenues	54.0%	70.6%			56.3%	62.0%

The decrease in sales and marketing expenses for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was primarily due to a $5.6 million decrease in stock-based compensation and a $0.6 million decrease in advertising and trade show expenses, largely offset by a $3.5 million increase in salaries, sales commissions, and incentives; a $1.3 million increase in partner referral fees; a $0.3 million increase in professional services expense; a $0.2 million increase in overhead-related expenses; and a $0.2 million increase in travel-related costs. The decrease in our stock-based compensation was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017, which increased stock-based compensation for that period. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 11% from the quarter ended September 30, 2017 to the quarter ended September 30, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. Travel-related costs increased due to the expansion of our sales organization.

The increase in sales and marketing expenses for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to an $12.0 million increase in salaries, sales commissions, and incentives; a $4.0 million increase in partner referral fees; a $0.9 million increase in travel-related costs; a $0.6 million increase in overhead-related expenses; a $0.4 million increase in advertising and trade show expenses; and a $0.2 million increase in depreciation and amortization. These increases were partially offset by a $3.2 million decrease in stock-based compensation, which was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017 and increased stock-based compensation for that period.. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 14% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. Travel-related costs increased due to the expansion of our sales organization. Overhead-related costs increased primarily due to the opening of new sales offices in Paris and Singapore in 2018.The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.

Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$7,261	$5,883	$1,378	23%	$22,001	$17,840	$4,161	23%
Percentage of total revenues	12.4%	13.0%			13.3%	14.2%

The increase in research and development expenses for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was primarily due to a $1.8 million increase in salaries, benefits, and stock-based compensation, partially offset by a $0.3 million decrease in professional services expense. Our research and development average headcount increased 24% from the quarter ended September 30, 2017 to the quarter ended September 30, 2018.

The increase in research and development expenses for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a $5.6 million increase in salaries, benefits, and stock-based compensation and a $0.3 million increase in overhead-related expenses, partially offset by a $1.3 million increase in capitalized software costs, which caused a decrease in expense, and a $0.4 million decrease in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 24% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase in capitalized software costs was primarily due to an increase in our headcount, as well as higher capitalization rates.

General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$11,268	$8,920	$2,348	26%	$34,808	$25,639	$9,169	36%
Percentage of total revenues	19.2%	19.6%			21.0%	20.4%

The increase in general and administrative expenses for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was primarily due to a $1.8 million increase in salaries, benefits, and stock-based compensation; a $0.4 million increase in overhead-related expenses; and a $0.4 million increase in professional services expense, partially offset by a $0.5 million decrease in bad debt expense primarily related to older receivables for on-premise license receivables that were reserved for in 2017. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 25% from the quarter ended September 30, 2017 to the quarter ended September 30, 2018.

The increase in general and administrative expenses for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a $6.1 million increase in salaries, benefits, and stock-based compensation; a $1.5 million increase in foreign currency losses; a $0.9 million increase in overhead-related expenses; a $0.6 million increase in professional services expense; a $0.3 million increase in travel-related costs; and a $0.3 million increase in computer software expenses, partially offset by a $0.6 million decrease in bad debt expense primarily related to older receivables for on-premise license receivables that were reserved for in 2017. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 29% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, on open intercompany balances denominated in foreign currencies. Overhead-related expenses increased primarily due to the expansion of our corporate headquarters in 2018. The increase in professional services expense was primarily due to legal, accounting, and consulting costs associated with the shelf offerings that were completed in the nine months ended September 30, 2018.

Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest income	$578	$281	$297	106%	$1,474	$749	$725	97%

The increase in interest income during the quarter and nine months ended September 30, 2018, compared to the quarter and nine months ended September 30, 2017, was primarily due to an increase in interest rates and, to a lesser extent, a higher average balance of investments in marketable securities in the quarter and nine months ended September 30, 2018, compared to the quarter and nine months ended September 30, 2017.

Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest expense	$—	$6	$(6)	(100%)	$4	$13	$(9)	(69%)

Interest expense was minimal during the quarter and nine months ended September 30, 2018.

Change in fair value of common stock warrant liability

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$—	$—	$—	*	$—	$(3,490)	$3,490	(100%)

*Not meaningful

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised, resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

Provision for (benefit from) income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
		*As Adjusted				*As Adjusted
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$17	$51	$(34)	(67%)	$130	$(60)	$190	(317%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. Our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended September 30, 2018 and 2017, we recorded $17,000 and $0.1 million in income tax expense, respectively. The increase in the income tax expense for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, was related to a reduction in net operating losses and an increase in tax liabilities in our foreign jurisdictions for the current period. For the quarter ended September 30, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the nine months ended September 30, 2018 and 2017, we recorded $0.1 million in income tax expense and $0.1 million in income tax benefits, respectively. The increase in the income tax expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was related to a reduction in net operating losses and an increase in tax liabilities in our foreign jurisdictions for the current period.  For the nine months ended September 30, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At September 30, 2018, our principal sources of liquidity were $125.1 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$11,317	$3,674
Net cash used in investing activities	$(13,894)	$(9,160)
Net cash provided by financing activities	$9,752	$8,013

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

For the nine months ended September 30, 2018, cash provided by operations was $11.3 million resulting from net non-cash expenses of $31.0 million and net cash flow provided as a result of changes in operating assets and liabilities of $0.4 million, largely offset by our net loss of $20.1 million. The $11.3 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $13.9 million increase in deferred revenue as a result of the growth of our customer and user base. This change in our operating assets and liabilities was largely offset by a $5.0 million increase in other assets; a $4.4 million decrease in accounts payable; a $2.4 million increase in prepaid expenses and other current assets; and a $1.7 million increase in accounts receivable.

For the nine months ended September 30, 2017, cash provided by operations was $3.7 million resulting from net non-cash expenses of $31.9 million and net cash flow provided as a result of changes in operating assets and liabilities of $0.7 million, largely offset by our net loss of $28.9 million. The $3.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $14.4 million increase in deferred revenue as a result of the growth of our customer and user base. This change in our operating assets and liabilities was largely offset by a $4.6 million increase in other assets; a $4.2 million decrease in accounts payable; a $3.5 million increase in accounts receivable due to the growth of our customer and user base, and a $1.3 million increase in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

Our investing activities consist primarily of investments in marketable securities, maturities and sales of marketable securities, capital expenditures for property and equipment, and capitalized software development costs.

For the nine months ended September 30, 2018, cash used in investing activities was $13.9 million as a result of $4.7 million of purchases of marketable securities, net of proceeds from maturities and sales, $4.6 million in capitalized software development costs, and $4.6 million in purchases of property and equipment.

For the nine months ended September 30, 2017, cash used in investing activities was $9.2 million as a result of $3.7 million in purchases of property and equipment, $3.3 million in capitalized software development costs, and $2.1 million of purchases of marketable securities, net of proceeds from maturities.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2018, cash provided by financing activities was $9.8 million primarily as a result of $13.5 million of proceeds from the exercises of stock options, partially offset by $3.3 million of acquisitions of common stock for tax withholding obligations and $0.4 million of principal payments on capital lease obligations.

For the nine months ended September 30, 2017, cash provided by financing activities was $8.0 million primarily as a result of $8.7 million of proceeds from the exercises of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

Contractual Obligations and Commitments

Contractual obligations at September 30, 2018 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$23,340	$7,349	$9,889	$5,156	$946
Purchase obligations	2,530	2,007	523	—	—
	$25,870	$9,356	$10,412	$5,156	$946
(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

At September 30, 2018, liabilities for unrecognized tax benefits of $0.9 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at September 30, 2018 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	3-5 Years
Letters of credit	$458	$200	$258

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At September 30, 2018, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Changes in deferred revenue for the nine months ended September 30, 2018 and 2017 were primarily due to additional billings in the periods, partially offset by revenue recognized of $96.6 million and $74.7 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017 and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $257.8 million at September 30, 2018, of which we expect to recognize approximately 64% over the next 12 months and the remainder thereafter.

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

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the condensed consolidated statements of operations and was $6.2 million and $4.1 million for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to the asset recognized from the costs to obtain a contract with a customer was $17.2 million and $11.1 million, respectively.

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

We had cash and cash equivalents and marketable securities of $125.1 million at September 30, 2018. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenues have primarily been denominated in U.S. Dollars, and a significant portion of our current revenues continue to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British pound. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2018 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, Australia, and Singapore. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2018, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in recent periods, including $20.1 million and $28.9 million for the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $122.9 million at September 30, 2018. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 834 at September 30, 2018 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, we have a strategic relationship with SAP to market our solution to users of SAP’s ERP solutions. Our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. Under our agreement with SAP, which we entered into in 2013, we previously agreed to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. On October 31, 2018, we amended our agreement with SAP and, under the terms of the amendment, we will no longer be obligated to pay SAP a fee beginning on October 1, 2018. Our solution will continue to be an SAP-endorsed business solution. SAP will become part of the reseller channel that we use in the ordinary course of business to extend the use of our platform and will have the ability to resell our accounting solutions, for which we will receive a percentage of the revenues.  For the nine months ended September 30, 2018, revenues from our customers that use an SAP ERP solution accounted for $37.4 million, or 23%, of our total revenues. For the nine months ended September 30, 2017, revenues from our customers that use an SAP ERP solution accounted for $23.5 million, or 19%, of our total revenues.  If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

Our customers have experienced minor disruptions and outages in accessing our solutions in the past, and may in the future experience disruptions, outages, and other performance problems. Although we expend considerable effort to ensure that our platform performance is capable of handling existing and increased traffic levels, the ability of our cloud-based solutions to effectively manage any increased capacity requirements depends on our third-party providers. Our third-party data center providers may not be able to meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of these facilities. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

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

We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to expand our small but growing network of resellers and to add new resellers, in particular to help grow our mid-market business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Malaysia, Netherlands, Poland, Romania, Singapore, South Africa, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 21% of our revenues from sales outside the United States for the nine months ended September 30, 2018 and approximately 19% of our revenues from sales outside the United States in the nine months ended September 30, 2017. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We may be unable to integrate acquired businesses and technologies successfully, or achieve the expected benefits of these transactions and other strategic transactions.

We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in 2016, we completed the Runbook Acquisition and in 2018, we entered into our Japanese Joint Venture. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 and superseded current EU data protection legislation.  The GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data.  As the GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements in certain areas if they so choose. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.  We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2018, we had goodwill and intangible assets with a net book value of $216.0 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At September 30, 2018, our Principal Stockholders beneficially owned, in the aggregate, approximately 32% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

We are an “emerging growth company,” as defined in the federal securities laws, and we have taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will cease being an “emerging growth company” on December 31, 2018, as the market value of our common stock that is held by non-affiliates exceeded $700 million at June 30,2018.

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

Date: November 7, 2018

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2018