Form 10-K
period 2018-12-31
BLACKLINE, INC.
filed 2019-02-28
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 29, 2018 as reported by the NASDAQ Global Select Market on such date was $1.565 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

At February 22, 2019, 54,956,059 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2019, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

BLACKLINE, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our platform consists of nine core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, Compliance, and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub and Smart Close.

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

Independence

Our platform is not dependent on any single operating system and works with most major ERP systems our customers may use. Our cross-system functionality allows us to reach a broader group of customers. We are also able to focus on and innovate for the needs of our customers irrespective of updates or changes in their existing systems. We believe this independence provides us with a competitive advantage in the industry over traditional methods.

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

Security

Our platform and services incorporate industry best practices and meet internationally recognized standards with respect to information security management. We have implemented and maintain our certified Information Security Management System in accordance with the ISO/IEC 27001 standard requirements. We meet a breadth of requirements for our security control environment, including information security policies, organization of information security, human resource security, access control, cryptography, physical and environmental security, operations security, communications security, information security incident management, and information security aspects of business continuity management. In our continued commitment to customer trust, transparency, and security in service, we provide customers independently validated testing and evaluation of our control environment through issued reports and certifications.

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

Customers

Our customers include multinational corporations, large domestic enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2018, we had over 222,600 individual users across more than 2,600 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.

Products and Services

Our platform consists of nine core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, Compliance, and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub, and Smart Close.

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

Intercompany Hub

Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty for the accounting function. Our Intercompany Hub solution manages the entire intercompany transaction lifecycle within our platform and we believe it is the only widely available end-to-end intercompany solution. This solution includes the following features:

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

Compliance

•	Compliance is an integrated solution that facilitates compliance-related initiatives, consolidates project management, and provides visibility over control self-assessments and testing.

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

Employees and Culture

We believe our employees and culture are fundamental to our success. Therese Tucker, our founder and Chief Executive Officer, has led our company since its inception in 2001 and has built and maintained a culture committed to empowering our employees and communities around us. Our motto “Think. Create. Serve.” expresses our core values as a company dedicated to innovation and creativity, collaboration and action, and service to each other and our customers.

At December 31, 2018, we employed 850 people globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Available Information

Our website is located at www.blackline.com, and our investor relations website is located at http://investors.blackline.com. We have used, and intend to continue to use, our Investor Relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Our future growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the future growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers or additional revenues.

Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our future operating results.

Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the initial contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the initial term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. As the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses attributable to Blackline, Inc. in recent periods, including $27.8 million, $33.1 million, and $26.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. We had an accumulated deficit of $130.6 million at December 31, 2018. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 850 at December 31, 2018 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our accounting solutions, for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions, many of whom are new. In particular, our founder and Chief Executive Officer provides our strategic direction and has built and maintained what we believe is an attractive workplace culture. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel. There recently have been, and from time to time in the future, there may be, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Key members of our current management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could disrupt our business operations. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, especially our founder and Chief Executive Officer, could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2018, our sales and marketing teams included 395 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience.  We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts.  Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to expand our growing network of resellers and to add new resellers, in particular to help grow our mid-market business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Malaysia, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September

2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 21%, 19%, and 17% of our revenues from sales outside the United States in the years ended December 31, 2018, 2017, and 2016, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and superseded current EU data protection legislation.  GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data.  As GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements in certain areas if they so choose. Noncompliance with GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information, when it goes into effect on January 1, 2020.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU in March 2017 and began negotiations to leave the EU in June 2017 (often referred to as “Brexit”), which is expected to be completed within the next two years. The Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom recently implemented a Data Protection Bill that substantially implements GDPR, which became effective in May 2018.  It is unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement or access our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from accessing our solutions or, in some cases, preventing the export or import of our solutions to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

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

The adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. The Federal Communications Commission had previously passed Open Internet rules in February 2015, which generally provided for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the Federal Communications Commission voted to repeal Open Internet rules generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service regulations and return to a “light-touch” regulatory framework known as the “Restoring Internet Freedom Order.” The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed this order, which is currently being reviewed by the D.C. Circuit Court of Appeals; thus, the future impact of the FCC’s repeal and any challenge thereto remains uncertain. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could also harm our business.

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

At December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”), of $172.7 million and $94.1 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The Tax Act includes changes to the U.S. federal corporate income tax rate, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate.  The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we currently maintain a full valuation allowance on our U.S. deferred tax assets.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2018, we had goodwill and intangible assets with a net book value of $212.9 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At December 31, 2018, our Principal Stockholders beneficially owned, in the aggregate, approximately 31% of our outstanding common stock and directors affiliated with our Principal Stockholders comprise a majority of our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

Our principal executive offices are located in Los Angeles, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We also occupy additional leased offices located in New York, New York; London, the United Kingdom; Melbourne, Australia; Sydney, Australia; Paris, France; Frankfurt, Germany; Hong Kong, China; Dublin, Ireland; Kuala Lumpur, Malaysia; Vancouver, Canada; Ede, Netherlands; Warsaw, Poland, Bucharest, Romania, and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2018, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Holders of Record

At February 22, 2019, there were 24 shareholders of record.  The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.

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

The following graph compares (i) the cumulative total stockholder return on our common stock from October 28, 2016 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 with (ii) the cumulative total return of the S&P 500 Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on October 28, 2016 and the reinvestment of dividends.  The graph uses the closing market price on October 28, 2016 of $23.70 per share as the initial value of our common stock.  As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

*Returns are based on historical results and are not necessarily indicative of future performance.  See the disclosure in Part I, Item 1A. “Risk Factors.”

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016, 2015, and 2014 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2018(1)	2017(1)	2016(1)(2)	2015(1)	2014(1)
		*As Adjusted	*As Adjusted
		(in thousands, except per share data)
Revenues
Subscription and support	$217,406	$167,081	$122,441	$80,080	$49,029
Professional services	10,382	8,522	5,593	3,527	2,648
Total revenues	227,788	175,603	128,034	83,607	51,677
Cost of revenues
Subscription and support	41,428	33,530	25,900	19,773	14,380
Professional services	9,446	7,855	4,311	2,956	2,218
Total cost of revenues(3)(4)	50,874	41,385	30,211	22,729	16,598
Gross profit	176,914	134,218	97,823	60,878	35,079
Operating expenses
Sales and marketing(3)(4)	128,808	103,967	71,970	56,546	31,837
Research and development(3)	30,754	23,874	21,125	18,216	9,705
General and administrative(3)(4)(5)	47,188	36,786	27,911	20,928	11,716
Total operating expenses	206,750	164,627	121,006	95,690	53,258
Loss from operations	(29,836)	(30,409)	(23,183)	(34,812)	(18,179)
Other income (expense)
Interest income	2,136	1,069	4	—	—
Interest expense	(4)	(13)	(5,936)	(3,215)	(3,047)
Change in fair value of the common stock warrant liability	—	(3,490)	(5,880)	(420)	(3,700)
Other income (expense), net	2,132	(2,434)	(11,812)	(3,635)	(6,747)
Loss before income taxes	(27,704)	(32,843)	(34,995)	(38,447)	(24,926)
Provision for (benefit from) income taxes	162	208	(8,658)	(13,713)	(8,174)
Net loss	(27,866)	(33,051)	(26,337)	(24,734)	(16,752)
Net loss attributable to redeemable non-controlling interest	(62)	—	—	—	—
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)	$(24,734)	$(16,752)
Basic net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)	$(0.61)	$(0.42)
Shares used to calculate basic net loss per share	53,912	52,161	42,497	40,579	40,089
Diluted net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)	$(0.61)	$(0.42)
Shares used to calculate diluted net loss per share	53,912	52,161	42,497	40,579	40,089

(1)

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the full retrospective method applied to all contracts. Results for the years ended December 31, 2018, 2017, and 2016 are presented under ASC 606, while prior periods have not been adjusted for ASC 606.

(2)

On August 31, 2016, we completed the Runbook Acquisition.  The Runbook Acquisition was accounted for as a business combination.  The results of Runbook are included in our consolidated results of operations for the period subsequent to the acquisition date.  See Note 8 of notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	The following table presents stock-based compensation included in each respective expense category (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenues	$3,265	$1,149	$715	$466	$249
Sales and marketing	8,674	10,811	2,490	2,418	1,059
Research and development	2,570	767	809	588	229
General and administrative	6,386	3,317	2,512	2,025	480
	$20,895	$16,044	$6,526	$5,497	$2,017

(4)	The following table presents the amortization of intangible assets included in each respective expense category (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenues	$6,863	$6,847	$6,368	$6,139	$6,139
Sales and marketing	3,887	3,872	3,605	3,487	3,487
General and administrative	2,273	2,591	2,532	2,466	2,466
	$13,023	$13,310	$12,505	$12,092	$12,092
(5)

General and administrative expenses include increases (decreases) in fair value of contingent consideration of $0.5 million, $0.6 million, $0.4 million, $41,000, and $(0.8) million, for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
		*As Adjusted	*As Adjusted
Cash and cash equivalents	$46,181	$31,104	$22,118	$15,205	$25,707
Marketable securities	86,396	81,476	83,130	—	—
Total assets	493,868	460,813	434,273	286,750	285,550
Deferred revenue	129,074	104,184	77,660	52,750	34,574
Deferred revenue, noncurrent	277	468	489	—	—
Capital lease obligations, net of current portion	—	—	—	558	—
Long-term debt	—	—	—	28,267	25,673
Redeemable non-controlling interest	4,387	—	—	—	—
Total stockholders' equity	321,569	317,305	309,077	166,168	183,947
(1)

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the full retrospective method applied to all contracts. Balance sheet data for December 31, 2018, 2017, and 2016 is presented under ASC 606, while balance sheet data for December 31, 2015 and 2014 has not been adjusted for ASC 606.

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

At December 31, 2018, we had over 222,600 individual users across more than 2,600 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

Our platform consists of nine core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, Compliance, and Insights. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub and Smart Close.

We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the year ended December 31, 2018. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution is an SAP endorsed business solution that integrates with SAP’s ERP solutions.  In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our accounting solutions, for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our new customers that use an SAP ERP solution.

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

We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is minimal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.

For the years ended December 31, 2018, 2017, and 2016, we had revenues totaling $227.8 million, $175.6 million, and $128.0 million, respectively, and we incurred net losses attributable to Blackline, Inc. of $27.8 million, $33.1 million, and $26.3 million, respectively.

We adopted ASC 606 in the first quarter of 2018 using the full retrospective method, which resulted in the restatement of our consolidated financial statements for the years ended December 31, 2017 and 2016 presented in this Annual Report on Form 10-K. The adoption of this new standard impacted how we accounted for revenue recognition and contract costs. See “Significant Accounting Policies - Recent accounting pronouncements” in Note 2 of the accompanying notes to our consolidated financial statements for additional information.

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

	Year Ended December 31,
	2018	2017	2016
Dollar-based net revenue retention rate	108%	112%	116%
Number of customers (at end of period)	2,631	2,208	1,758
Number of users (at end of period)	222,619	196,612	166,903

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base.  This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. Over the past few years, our dollar-based net revenue retention rate has been decreasing. This could be caused by increasing churn or attrition, higher initial deal sizes, customer mix, a slower adoption rate of new products by existing customers, lower price increases than in prior periods, or a slower pace of user expansion as our customer base matures. We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2018, 2017, and 2016, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products.

Key Components of our Results of Operations

Revenues

Subscription and support.    The majority of subscriptions are sold through one-year non-cancellable contracts and a growing percentage of subscriptions are sold through three-year contracts. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform comprised approximately 95% of our revenues for the year ended December 31, 2018.

Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support.  Prior to our migration to SaaS in 2012, we licensed our legacy on-premise software. We no longer develop any new applications or functionality for our legacy on-premise software, but we continue to provide post-contract support to one customer that had not migrated to our SaaS solution at December 31, 2018.

Professional services.    We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions for a fixed fee. We also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. Professional services revenues comprised approximately 5% of our revenues for the year ended December 31, 2018.

For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

We adopted ASC 606 in the first quarter of 2018 using the full retrospective method, which resulted in the restatement of our consolidated financial statements for the years ended December 31, 2017 and 2016 presented in this Annual Report on Form 10-K. The adoption of this new standard impacted how we accounted for revenue recognition and contract costs. See “Significant Accounting Policies - Recent accounting pronouncements” in Note 2 of the accompanying notes to our consolidated financial statements for additional information.

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

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs, commissions paid in connection with our strategic relationships, outside consulting fees, marketing programs, including lead generation, costs of our annual conference, advertising, and trade shows, other event expenses, and allocated overhead costs. Sales and marketing expenses also include amortization of customer relationship intangible assets. We defer sales and partner commissions and amortize them over an estimated period of benefit of five years. We expect the annual trend in sales and marketing expenses to continue to increase as we expand our direct sales teams and increase sales through our strategic relationships and resellers.

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

We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not.  For the year ended December 31, 2018, for both federal and state income taxes, our deferred assets exceeded our deferred tax liabilities and because of our recent history of operating losses we believe that the realization of the deferred tax assets is currently not more likely than not.  Accordingly, we have recorded a valuation allowance against our federal and state deferred tax assets.  Taxes for international operations were not material for the years ended December 31, 2018, 2017, and 2016.

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

	Years Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands, except percentages)
GAAP revenues	$227,788	$175,603	$128,034
GAAP gross profit	$176,914	$134,218	$97,823
GAAP gross margin	77.7%	76.4%	76.4%
GAAP net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)
* See Note 3 of notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of adjustments.

	Years Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Non-GAAP revenues	$227,788	$175,603	$128,750
Non-GAAP gross profit	$187,042	$142,214	$105,622
Non-GAAP gross margin	82.1%	81.0%	82.0%
Non-GAAP net income (loss) attributable to BlackLine, Inc.	$6,425	$1,537	$(5,691)
* See Note 3 of notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of adjustments.

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

Non-GAAP Net Income (Loss). Non-GAAP net income (loss) is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, the impact of purchase accounting to revenues resulting from the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, accretion of debt discount pertaining to our credit facility, accretion of warrant discount relating to warrants issued in connection with our credit facility, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, acquisition-related costs for the Runbook Acquisition, cost incurred in relation to our secondary offering and cost incurred relating to our shelf offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of revenues, gross profit, gross margin, and net loss, the most comparable GAAP measures, to non-GAAP revenues, non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income (loss):

	Years Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Non-GAAP Revenues:
Revenues	$227,788	$175,603	$128,034
Purchase accounting adjustment to revenues	—	—	716
Total non-GAAP revenues	$227,788	$175,603	$128,750

Non-GAAP Gross Profit:
Gross profit	$176,914	$134,218	$97,823
Purchase accounting adjustment to revenues	—	—	716
Amortization of developed technology	6,863	6,847	6,368
Stock-based compensation expense	3,265	1,149	715
Total non-GAAP gross profit	$187,042	$142,214	$105,622
Gross margin	77.7%	76.4%	76.4%
Non-GAAP gross margin	82.1%	81.0%	82.0%

Non-GAAP Net Income (Loss) Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)
Benefit from income taxes	(540)	(511)	(8,991)
Purchase accounting adjustment to revenues	—	—	716
Amortization of intangibles	13,023	13,310	12,505
Stock-based compensation expense	20,895	16,044	6,526
Change in fair value of contingent consideration	450	628	371
Change in fair value of the common stock warrant liability	—	3,490	5,880
Secondary offering costs	—	809	—
Shelf offering costs	401	818	—
Acquisition-related costs	—	—	1,582
Accretion of debt discount	—	—	1,303
Accretion of warrant discount	—	—	754
Total non-GAAP net income (loss) attributable to BlackLine, Inc.	$6,425	$1,537	$(5,691)

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

Consolidated statements of operations information was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Revenues
Subscription and support	$217,406	$167,081	$122,441
Professional services	10,382	8,522	5,593
Total revenues	227,788	175,603	128,034
Cost of revenues
Subscription and support	41,428	33,530	25,900
Professional services	9,446	7,855	4,311
Total cost of revenues	50,874	41,385	30,211
Gross profit	176,914	134,218	97,823
Operating expenses
Sales and marketing	128,808	103,967	71,970
Research and development	30,754	23,874	21,125
General and administrative	47,188	36,786	27,911
Total operating expenses	206,750	164,627	121,006
Loss from operations	(29,836)	(30,409)	(23,183)
Other income (expense)
Interest income	2,136	1,069	4
Interest expense	(4)	(13)	(5,936)
Change in fair value of the common stock warrant liability	—	(3,490)	(5,880)
Other income (expense), net	2,132	(2,434)	(11,812)
Loss before income taxes	(27,704)	(32,843)	(34,995)
Provision for (benefit from) income taxes	162	208	(8,658)
Net loss	$(27,866)	$(33,051)	$(26,337)
Net loss attributable to non-controlling interest	(62)	—	—
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)

Comparison of Years Ended December 31, 2018, 2017, and 2016

Revenues

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
		*As Adjusted			*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Subscription and support	$217,406	$167,081	$50,325	30%	$167,081	$122,441	$44,640	36%
Professional services	10,382	8,522	1,860	22%	8,522	5,593	2,929	52%
Total revenues	$227,788	$175,603	$52,185	30%	$175,603	$128,034	$47,569	37%

	Year Ended December 31,
	2018	2017	2016
Dollar-based net revenue retention rate*	108%	112%	116%
Number of customers (at end of period)*	2,631	2,208	1,758
Number of users (at end of period)*	222,619	196,612	166,903
*Exclusive of on-premise software

The increase in revenues for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales.  The total number of customers and users increased by 19% and 13%, respectively, during the year ended December 31, 2018.

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

Cost of revenues

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
		*As Adjusted			*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Subscription and support	$41,428	$33,530	$7,898	24%	$33,530	$25,900	$7,630	29%
Professional services	9,446	7,855	1,591	20%	7,855	4,311	3,544	82%
Total cost of revenues	$50,874	$41,385	$9,489	23%	$41,385	$30,211	$11,174	37%
Gross margin	77.7%	76.4%			76.4%	76.4%

The increase in cost of revenues for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a $4.6 million increase in salaries, benefits, and stock-based compensation; a $1.2 million increase in amortization of developed technology; a $1.1 million increase in computer software expenses; a $1.0 million increase in depreciation and amortization; a $0.5 million increase in travel-related costs; a $0.4 million increase in overhead-related expenses; a $0.3 million increase in data center-related costs; and a $0.3 million increase in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 13% increase in average cost of revenues-related headcount from the year ended December 31, 2017 to the year ended December 31, 2018. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Computer software expenses increased due to expanded technology infrastructure to support sales growth. Depreciation and amortization expense increased due to an increase in capital expenditures related to improving customer application performance and to improve customer support levels. Travel-related costs increased due to increased customer implementations due to customer growth.

The increase in cost of revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $7.1 million increase in salaries, benefits and stock-based compensation; a $1.0 million increase in amortization of developed technology; a $0.8 million increase in depreciation and amortization;  a $0.8 million increase in data center costs; a $0.6 million increase in overhead-related expenses; a $0.5 million increase in computer software expenses; and a $0.3 million increase in travel-related costs. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 59% increase in average cost of revenues-related headcount from the year ended December 31, 2016 to the year ended December 31, 2017. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions.  Amortization of developed technology increased due to the Runbook Acquisition, which closed on August 31, 2016.

Sales and marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
		*As Adjusted			*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Sales and marketing	$128,808	$103,967	$24,841	24%	$103,967	$71,970	$31,997	44%
Percentage of total revenues	56.5%	59.2%			59.2%	56.2%

The increase in sales and marketing expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a $16.8 million increase in salaries, sales commissions, and incentives; a $5.3 million increase in partner referral fees; a $1.8 million increase in travel-related costs; a $1.3 million increase in advertising and trade show expenses; a $0.7 million increase in overhead-related expenses; a $0.5 million increase in professional services expense; a $0.4 million increase in computer software expenses; and a $0.2 million increase in depreciation and amortization. These increases were partially offset by a $2.1 million decrease in stock-based compensation, which was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017, which increased stock-based compensation for the year ended December 31, 2017. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 15% from the year ended December 31, 2017 to the year ended December 31, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. Travel-related costs increased due to the expansion of our sales organization. Overhead-related costs increased primarily due to the opening of new sales offices in Paris and Singapore in 2018. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts. The increase in professional services expense was primarily due to growth in our program spend and higher user conference related expenses.

The increase in sales and marketing expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $13.6 million increase in salaries, sales commissions and incentives; a $8.3 million increase in stock-based compensation; a $4.1 million increase in advertising and trade show expenses; a $3.6 million increase in commissions payable to third-party partners; a $1.1 million increase in travel-related costs; a $0.7 million increase in overhead-related expenses; a $0.5 million increase in computer software expenses; and a $0.3 million increase in depreciation and amortization. These increases were partially offset by a $0.3 million decrease in professional services expense. The increase in salaries, sales commissions and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased by 27% from the year ended December 31, 2016 to the year ended December 31, 2017. The increase in our stock-based compensation was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017. The increases in commissions payable to third party-partners was primarily driven by the expansion of our relationships with technology vendors, including SAP.  The increase in advertising and trade shows was primarily due to an increase in our marketing efforts.  Travel-related costs have increased due to the expansion of our sales organization.

Research and development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands, except percentages)
Research and development, gross	$36,505	$28,672	$7,833	27%	$28,672	$24,424	$4,248	17%
Capitalized internally developed software costs	(5,751)	(4,798)	(953)	20%	(4,798)	(3,299)	(1,499)	45%
Research and development, net	$30,754	$23,874	$6,880	29%	$23,874	$21,125	$2,749	13%
Percentage of total revenues	13.5%	13.6%			13.6%	16.5%

The increase in research and development expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an $8.1 million increase in salaries, benefits, and stock-based compensation and a $0.3 million increase in overhead-related expenses, partially offset by a $1.0 million increase in capitalized software costs, which resulted in a decrease in expenses in the periods capitalized, and a $0.6 million decrease in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 24% from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in capitalized software costs was primarily due to an increase in our headcount, as well as higher capitalization rates.

The increase in research and development expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $3.1 million increase in salaries and benefits; a $0.7 million increase in professional services expense, and a $0.2 million increase in travel-related costs, partially offset by a $1.5 million increase in capitalized software costs, which resulted in a decrease in expenses in the periods capitalized. Our research and development average headcount increased by 18% from the year ended December 31, 2016 to the year ended December 31, 2017.

General and administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
		*As Adjusted			*As Adjusted
	(in thousands, except percentages)
General and administrative	$47,188	$36,786	$10,402	28%	$36,786	$27,911	$8,875	32%
Percentage of total revenues	20.7%	20.9%			20.9%	21.8%

The increase in general and administrative expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an $8.2 million increase in salaries, benefits, and stock-based compensation; a $1.9 million increase in foreign currency losses; a $0.9 million increase in overhead-related expenses; a $0.4 million increase in travel-related costs; and a $0.2 million increase in computer software expenses. These increases were partially offset by a $0.6 million decrease in bad debt expense primarily related to older receivables for on-premise license receivables that were reserved for in 2017; a $0.2 million decrease in depreciation and amortization; and a $0.2 million decrease in contingent consideration expense related to the increase in fair value of the contingent consideration. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 27% from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the year ended December 31, 2018, compared to the year ended December 31, 2017, on open intercompany balances denominated in foreign currencies. Overhead-related expenses increased primarily due to the expansion of our corporate headquarters in 2018.

The increase in general and administrative expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $4.2 million increase in professional services expense; a $4.1 million increase in salaries, benefits and stock-based compensation; a $0.9 million increase in non-income taxes; a $0.6 million increase in depreciation and amortization; and a $0.5 million increase in bad debt expenses. The increase in professional services expense comprised primarily of legal, accounting and consulting costs associated with being a public company and costs associated with the secondary offering that was completed in the quarter ended June 30, 2017 and the shelf offering that was completed in the quarter ended December 31, 2017. The increase in salaries, benefits and stock-based compensation was primarily driven by a 41% increase in our general and administrative average headcount from the year ended December 31, 2016 to the year ended December 31, 2017. The increase in bad debt expenses was primarily related to older receivables for on-premise license receivables. The increases in general and administrative expenses were partially offset by a $1.7 million increase in foreign currency gains primarily related to foreign-denominated cash and the timing of accounts receivable settlements between quarters.

Interest income

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands, except percentages)
Interest income	$2,136	$1,069	$1,067	100%	$1,069	$4	$1,065	*
*Not meaningful

The increase in interest income during the year ended December 31, 2018, compared year ended December 31, 2017, was primarily due to an increase in interest rates and, to a lesser extent, a higher average balance of investments in marketable securities in the year ended December 31, 2018, compared to the year ended December 31, 2017.

The increase in interest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to interest earned from investments in marketable securities.  In November 2016, we completed our initial public offering and used a portion of the proceeds to invest in marketable securities.

Interest expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands, except percentages)
Interest expense	$4	$13	$(9)	(69%)	$13	$5,936	$(5,923)	(100%)

Interest expense was minimal during the year ended December 31, 2018.

The decrease in interest expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to the termination of our credit facility and associated repayment of term loans in November 2016.

Change in fair value of common stock warrant liability

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands, except percentages)
Change in fair value of common stock warrant liability	$—	$(3,490)	$3,490	(100%)	$(3,490)	$(5,880)	$2,390	(41%)

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

Provision for (benefit from) income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
		*As Adjusted			*As Adjusted	*As Adjusted
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$162	$208	$(46)	(22%)	$208	$(8,658)	$8,866	(102%)
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2018, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2018 and 2017, we recorded $0.2 million in income tax expense. For the year ended December 31, 2018, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the year ended December 31, 2018 was primarily related to our international operations.

For the years ended December 31, 2017 and 2016, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 34% as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the year ended December 31, 2017, we recorded $0.2 million in income tax expense primarily related to our international operations. For the year ended December 31, 2016, we recorded a $8.7 million income tax benefit as our deferred tax liabilities from acquired intangibles exceeded our deferred tax assets during the year, allowing for the partial recognition of deferred tax assets primarily related to U.S. losses.  At December 31, 2016, our U.S. deferred assets exceeded our U.S. deferred tax liabilities and, given the uncertainty regarding the realizability of our U.S. deferred tax assets, we recorded a full valuation allowance against all our U.S. federal and state net deferred tax assets. For the year ended December 31, 2017, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At December 31, 2018, our principal sources of liquidity were $132.6 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$16,140	$6,424	$(4,808)
Net cash used in investing activities	$(15,977)	$(7,031)	$(119,674)
Net cash provided by financing activities	$14,522	$9,593	$131,395

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

For the year ended December 31, 2018, cash provided by operations was $16.1 million resulting from net non-cash expenses of $42.2 million and net cash flow provided as a result of changes in operating assets and liabilities of $1.8 million, largely offset by our net loss of $27.9 million. The $1.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $24.7 million increase in deferred revenue as a result of the growth of our customer and user base and a $4.4 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses. This change in our operating assets and liabilities was largely offset by a $13.2 million increase in accounts receivable; a $9.5 million increase in other assets; a $4.0 million decrease in accounts payable; and a $0.4 million increase in prepaid expenses and other current assets.

For the year ended December 31, 2017, cash provided by operations was $6.4 million resulting from net non-cash expenses of $40.5 million, largely offset by our net loss of $33.1 million and net cash flow used as a result of changes in operating assets and liabilities of $1.0 million. The $1.0 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $20.2 million increase in accounts receivable due to the growth of our customer and user base; a $7.2 million increase in other assets; a $2.0 million increase in prepaid expenses and other current assets; and a $0.2 million decrease in other long-term liabilities. These changes in our operating assets and liabilities were partially offset by a $26.5 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition, and a $2.1 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses.

For the year ended December 31, 2016, cash used in operations was $4.8 million, resulting from our net loss of $26.3 million and a $6.4 million payment for paid-in-kind interest, largely offset by net cash flows provided through changes in net non-cash expenses of $25.3 million and changes in our operating assets and liabilities of $2.7 million.  The $2.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $24.6 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition, a $3.9 million increase in accrued expenses primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses, and a $3.5 million increase in accounts payable associated with the growth of the business.  The changes in our operating assets and liabilities were largely offset by a $15.5 million increase in accounts receivable due to the growth of our customer and user base, a $7.4 million increase in other assets, a $5.2 million increase in prepaid expenses and other current assets due primarily to increases in prepaid software subscriptions and prepaid insurance, and a $1.2 million decrease in other long-term liabilities due primarily to amortization of leasehold improvement allowances and free rent periods associated with the expansion of our corporate headquarters.

Net Cash Used In Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the year ended December 31, 2018, cash used in investing activities was $16.0 million as a result of $6.3 million in purchases of property and equipment, $5.7 million in capitalized software development costs, and $4.0 million of purchases of marketable securities, net of proceeds from maturities and sales.

For the year ended December 31, 2017, cash used in investing activities was $7.0 million as a result of $4.6 million in capitalized software development costs and $4.0 million in purchases of property and equipment, partially offset by $1.6 million proceeds from maturities, net of purchases of marketable securities.

For the year ended December 31, 2016, cash used in investing activities was $119.7 million as a result of $83.2 million of investments in marketable securities and the Runbook Acquisition, with a total purchase price of $34.1 million, partially offset by cash acquired in the amount of $2.6 million, $3.3 million in capitalized software development costs and $1.7 million of purchases of property and equipment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2018, cash provided by financing activities was $14.5 million primarily as a result of $14.0 million of proceeds from the exercises of stock options and a $4.3 million investment from our redeemable non-controlling interest, partially offset by $3.4 million of acquisitions of common stock for tax withholding obligations and $0.4 million of principal payments on capital lease obligations.

For the year ended December 31, 2017, cash provided by financing activities was $9.6 million primarily as a result of $10.3 million of proceeds from the exercises of stock options, partially offset by $0.5 million of principal payments on capital lease obligations.

For the year ended December 31, 2016, cash provided by financing activities was $131.4 million as a result of the successful completion of our initial public offering, which resulted in proceeds of $151.9 million, net of underwriting discounts and commissions and other offering expenses, including $4.4 million in cash paid for deferred offering costs; $34.3 million in proceeds under our credit facility, $3.1 million in proceeds from our issuance of common stock to former employees of Runbook Company B.V.; and $2.9 million in proceeds from exercise of stock options. These inflows were partially offset by the termination of our credit facility in November 2016 and the associated repayment of term loans and prepayment penalties in the amount of $60.7 million.

Backlog

We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2018 and 2017, we had backlog of approximately $285.0 million and $225.1 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$21,613	$7,059	$9,093	$5,224	$237
Purchase obligations	5,232	2,254	2,978	—	—
	$26,845	$9,313	$12,071	$5,224	$237
(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

At December 31, 2018, liabilities for unrecognized tax benefits of $1.2 million are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at December 31, 2018 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	3-5 Years
Letters of credit	$255	$—	$255

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2018, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Significant judgments – Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand alone selling price (“SSP”) for each distinct performance obligation. We typically have more than one SSP for our SaaS solutions and professional services. Additionally, we have determined that there are no third-party offerings reasonably comparable to our solutions. Therefore, we determine the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including our overall pricing objectives, geography, customer size and number of users, and discounting practices. We use historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. We use the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

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

Changes in deferred revenue for the years ended December 31, 2018, 2017, and 2016 were primarily due to additional billings in the periods, partially offset by revenue recognized of $104.2 million, $78.2 million, and $52.9 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017, 2016, and 2015, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $285.0 million at December 31, 2018, of which we expect to recognize approximately 62% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of our contracts include a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $23.6 million, $15.6 million, and $9.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

•

Expected volatility.    We determine the expected volatility based on historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards. We determined the expected volatility for the Employee Stock Purchase Plan (“ESPP”) based on the historical volatility of our common stock.

•

Expected term.    We determine the expected term of awards which contain service-only vesting conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The expected term for our ESPP represents the amount of time remaining in the 12-month offering period.

•

Risk-free interest rate.    The risk-free interest rate is based on the United States Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

•	Estimated dividend yield. The estimated dividend yield is zero, as we do not currently intend to declare dividends in the foreseeable future.

In October 2016, we granted options to purchase shares of common stock to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and because each yearly target has not yet been set, no grant date for the options has been established.  At December 31, 2018, we determined that the achievement of the performance targets is not probable and accordingly, no stock-based compensation expense has been recorded for these awards. To the extent that the awards become probable of vesting prior to the grant date, the amount of compensation cost to be recognized will be based on the then fair value of the options. The fair value of the options will be remeasured each period until a grant date has been established. Accordingly, stock-based compensation cost, if any, to be recognized will depend on the value of the stock options when all performance conditions have been set and whether the performance conditions are probable of being achieved.

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

The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. The Tax Act reduces the U.S. statutory tax rate from 34% to 21% and creates a territorial tax system with a onetime mandatory tax on previously deferred foreign earnings of US subsidiaries, among other provisions. As of December 31, 2018, we had completed our analysis of the Tax Act. As a result of a full valuation allowance on U.S. net deferred tax assets, the Tax Act did not impact our effective tax rate.

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

We had cash and cash equivalents and marketable securities of $132.6 million at December 31, 2018. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit,  Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities for the year ended December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2019

We have served as the Company’s auditor since 2014.

BLACKLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par values)

	December 31,	December 31,
	2018	2017
		*As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$46,181	$31,104
Marketable securities	86,396	81,476
Accounts receivable, net of allowances for doubtful accounts of $46 and $695 at December 31, 2018 and 2017, respectively	74,902	61,918
Prepaid expenses and other current assets	14,042	13,956
Total current assets	221,521	188,454
Capitalized software development costs, net	9,023	6,824
Property and equipment, net	13,536	12,769
Intangible assets, net	27,785	40,808
Goodwill	185,138	185,138
Other assets	36,865	26,820
Total assets	$493,868	$460,813
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,442	$7,254
Accrued expenses and other current liabilities	24,705	20,874
Deferred revenue	129,074	104,184
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	159,229	134,320
Contingent consideration	4,308	3,858
Deferred tax liabilities, net	1,116	1,743
Deferred revenue, noncurrent	277	468
Other long-term liabilities	2,982	3,119
Total liabilities	167,912	143,508
Commitments and contingencies (Note 14)
Redeemable non-controlling interest (Note 4)	4,387	—
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 54,682,647 issued and outstanding at December 31, 2018 and 52,982,976 issued and outstanding at December 31, 2017	547	530
Additional paid-in capital	451,571	419,628
Accumulated other comprehensive income (loss)	45	(63)
Accumulated deficit	(130,594)	(102,790)
Total stockholders' equity	321,569	317,305
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$493,868	$460,813
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenues
Subscription and support	$217,406	$167,081	$122,441
Professional services	10,382	8,522	5,593
Total revenues	227,788	175,603	128,034
Cost of revenues
Subscription and support	41,428	33,530	25,900
Professional services	9,446	7,855	4,311
Total cost of revenues	50,874	41,385	30,211
Gross profit	176,914	134,218	97,823
Operating expenses
Sales and marketing	128,808	103,967	71,970
Research and development	30,754	23,874	21,125
General and administrative	47,188	36,786	27,911
Total operating expenses	206,750	164,627	121,006
Loss from operations	(29,836)	(30,409)	(23,183)
Other income (expense)
Interest income	2,136	1,069	4
Interest expense	(4)	(13)	(5,936)
Change in fair value of the common stock warrant liability	—	(3,490)	(5,880)
Other income (expense), net	2,132	(2,434)	(11,812)
Loss before income taxes	(27,704)	(32,843)	(34,995)
Provision for (benefit from) income taxes	162	208	(8,658)
Net loss	(27,866)	(33,051)	(26,337)
Net loss attributable to non-controlling interest (Note 4)	(62)	—	—
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)
Basic net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)
Shares used to calculate basic net loss per share	53,912	52,161	42,497
Diluted net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)
Shares used to calculate diluted net loss per share	53,912	52,161	42,497
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net loss	$(27,866)	$(33,051)	$(26,337)
Other comprehensive income (loss):
Net change in unrealized gain on marketable securities, net of tax of $0 for the years ended December 31, 2018, 2017, and 2016	(26)	(22)	(41)
Foreign currency translation	266	—	—
Other comprehensive income (loss)	240	(22)	(41)
Comprehensive loss	(27,626)	(33,073)	(26,378)
Less: Other comprehensive income attributable to redeemable non-controlling interest	70	—	—
Comprehensive loss attributable to BlackLine, Inc.	$(27,696)	$(33,073)	$(26,378)
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock,	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	at cost	Capital	Income (Loss)	Deficit	Total
						*As Adjusted
Balance at December 31, 2015	40,673	$407	$(254)	$214,171	$—	$(43,311)	$171,013
Stock option exercises	523	5	—	2,855	—	—	2,860
Common stock issuance	192	2	—	3,073	—	—	3,075
Issuance of common stock in connection with initial public offering, net of offering costs	9,890	99	—	151,780	—	—	151,879
Retirement of treasury stock	—	—	254	(235)	—	(19)	—
Stock-based compensation	—	—	—	6,628	—	—	6,628
Other comprehensive loss	—	—	—	—	(41)	—	(41)
Net loss attributable to BlackLine, Inc.	—	—	—	—	—	(26,337)	(26,337)
Balance at December 31, 2016	51,278	513	—	378,272	(41)	(69,667)	309,077
Adjustment for change in accounting policy for stock option forfeitures	—	—	—	72	—	(72)	—
Balance at January 1, 2017	51,278	513	—	378,344	(41)	(69,739)	309,077
Net exercise of stock warrants	428	4	—	14,866	—	—	14,870
Stock option exercises	1,277	13	—	10,239	—	—	10,252
Stock-based compensation	—	—	—	16,179	—	—	16,179
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Net loss attributable to BlackLine, Inc.	—	—	—	—	—	(33,051)	(33,051)
Balance at December 31, 2017	52,983	530	—	419,628	(63)	(102,790)	317,305
Stock option exercises	1,698	17	—	13,987	—	—	14,004
Vesting of restricted stock units	2	—	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	—	(3,356)	—	—	(3,356)
Stock-based compensation	—	—	—	21,312	—	—	21,312
Other comprehensive income	—	—	—	—	108	—	108
Net loss attributable to BlackLine, Inc.	—	—	—	—	—	(27,804)	(27,804)
Balance at December 31, 2018	54,683	$547	—	$451,571	$45	$(130,594)	$321,569
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)
Net loss attributable to redeemable non-controlling interest (Note 4)	(62)	—	—
Net loss	(27,866)	(33,051)	(26,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,336	19,971	17,424
Change in fair value of common stock warrant liability	—	3,490	5,880
Change in fair value of contingent consideration	450	628	371
Stock-based compensation	20,895	16,044	6,526
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(928)	37	—
Net foreign currency losses	420	—	—
Deferred income taxes	(923)	(272)	(9,467)
Provision for (benefit from) doubtful accounts receivable	(84)	565	—
Accretion of debt discount and accrual of paid-in-kind interest	—	—	4,557
Payment of paid-in-kind interest	—	—	(6,418)
Changes in operating assets and liabilities:
Accounts receivable	(13,207)	(20,189)	(15,541)
Prepaid expenses and other current assets	(449)	(2,035)	(5,214)
Other assets	(9,475)	(7,176)	(7,434)
Accounts payable	(4,008)	(25)	3,544
Accrued expenses and other current liabilities	4,417	2,120	3,864
Deferred revenue	24,699	26,504	24,626
Other long-term liabilities	(137)	(187)	(1,189)
Net cash provided by (used in) operating activities	16,140	6,424	(4,808)
Cash flows from investing activities
Purchases of marketable securities	(122,530)	(76,610)	(83,192)
Proceeds from maturities of marketable securities	111,394	78,205	—
Proceeds from sales of marketable securities	7,118	—	—
Capitalized software development costs	(5,675)	(4,624)	(3,270)
Purchases of property and equipment	(6,284)	(4,002)	(1,724)
Acquisition, net of cash acquired	—	—	(31,488)
Net cash used in investing activities	(15,977)	(7,031)	(119,674)
Cash flows from financing activities
Investment from redeemable non-controlling interest	4,317	—	—
Principal payments on capital lease obligations	(443)	(549)	(124)
Proceeds from exercises of stock options	14,004	10,252	2,860
Acquisition of common stock for tax withholding obligations	(3,356)	—	—
Payments of initial public offering costs	—	(110)	(4,372)
Proceeds from term loan, net of issuance costs	—	—	34,300
Principal payments on term loan and prepayment penalties	—	—	(60,706)
Proceeds from issuance of common stock	—	—	3,075
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	156,362
Net cash provided by financing activities	14,522	9,593	131,395
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	266	—	—
Net increase in cash, cash equivalents, and restricted cash	14,951	8,986	6,913

Cash, cash equivalents, and restricted cash, beginning of period	31,504	22,518	15,605
Cash, cash equivalents, and restricted cash, end of period	$46,455	$31,504	$22,518

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$46,181	$31,104	$22,118
Restricted cash included within prepaid expenses and other current assets at end of period	—	400	—
Restricted cash included within other assets at end of period	274	—	400
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$46,455	$31,504	$22,518
* See Note 3 for a summary of adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$8	$8,646
Cash paid for income taxes	$591	$868	$176
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$417	$135	$102
Net exercise of stock warrants	$—	$14,870	$—
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$359	$331	$153
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$168	$293	$63
Leasehold improvements paid directly by landlord	$—	$1,176	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities at end of period	$—	$—	$110

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

On August 31, 2016 the Company acquired Runbook Company B.V. (“Runbook”), which is referred to as the “Runbook Acquisition.”

The Company is headquartered in Los Angeles, California and has offices in New York, Vancouver, London, Paris, Frankfurt, Sydney, Melbourne, Kuala Lumpur, Netherlands, Poland, Romania, Singapore, and South Africa.

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

Redeemable non-controlling interest

The Company's Japanese subsidiary (“BlackLine K.K.”) is not wholly owned. The agreements with the minority investors of BlackLine K.K. contain redemption features whereby the interest held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the seventh anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenue of BlackLine K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the consolidated balance sheets outside of equity under the caption "Redeemable non-controlling interest."

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand alone selling price (“SSP”) for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets, income taxes, contingencies, fair value of contingent consideration, and the valuation and assumptions underlying stock-based compensation and common stock warrants. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Restricted cash

Included in other assets at December 31, 2018 and in prepaid expenses and other current assets at 2017 was cash totaling $0.3 million and $0.4 million, respectively, which was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit.

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

For the years ended December 31, 2018, 2017, and 2016, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2018 or 2017.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for machinery and equipment and purchased software and five years for furniture and fixtures. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or seven years. Expenditures for repairs and maintenance are expensed as incurred, while renewals and betterments are capitalized. Depreciation expense is charged to operations on a straight-line basis over the estimated useful lives of the assets.

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

During the years ended December 31, 2018, 2017, and 2016, the Company amortized $3.9 million, $2.7 million, and $1.8 million, respectively, of internal-use software development costs to subscription and support cost of revenue. At December 31, 2018 and 2017, the accumulated amortization of capitalized internal-use software development costs was $9.5 million and $5.6 million, respectively.

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

Intangible assets

Intangible assets primarily consist of acquired developed technology, customer relationships, trade names and non-compete agreements, which were acquired as part of the 2013 Acquisition and the Runbook Acquisition.  The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets.  Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to ten years.

Impairment of long-lived assets

Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there were no events or changes in circumstances that potentially indicated that the Company’s long-lived assets were impaired during the years ended December 31, 2018, 2017, and 2016.

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

The Company has one reporting unit and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2018 and 2017, the Company used the quantitative approach to perform its annual goodwill impairment test. The Company’s fair value significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.

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

At December 31, 2018 and 2017, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values due to the short-term nature of such instruments.

Contingent consideration relating to the 2013 Acquisition (see Note 13) is recorded as a liability and is measured at fair value each period, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions management believes would be made by a market participant. Management assesses these estimates on an ongoing basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expenses in the consolidated statements of operations. The Company determined the fair value of the contingent consideration by discounting estimated future taxable income. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which considers the risk associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.

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

Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired a result of an impairment review. For the years ended December 31, 2018, 2017, and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

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

Changes in deferred revenue for the years ended December 31, 2018, 2017, and 2016 were primarily due to additional billings in the periods, partially offset by revenue recognized of $104.2 million, $78.2 million, and $52.9 million, respectively, that was previously included in the deferred revenue balance at December 31, 2017, 2016, and 2015, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $285.0 million at December 31, 2018, of which the Company expects to recognize approximately 62% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts includes a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $23.6 million, $15.6 million, and $9.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Sales and marketing

Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets. Advertising costs are expensed as incurred and totaled $8.0 million, $7.7 million, and $4.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

General and administrative

General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not to compete and tradename intangible assets, the change in value of the contingent consideration, acquisition-related costs of business combinations, costs associated with the secondary offering, and costs associated with the shelf offerings.

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

Expected volatility. The Company determines the expected volatility based on historical average volatilities of similar publicly-traded companies corresponding to the expected term of the awards. The Company determines expected volatility for the Employee Stock Purchase Plan (“ESPP”) based on the historical volatility of its common stock.

Expected term. The Company determines the expected term of awards which contain service-only vesting conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock option exercises. The expected term for the Company’s ESPP represents the amount of time remaining in the 12-month offering period.

Risk-free interest rate. The risk-free interest rate is based on the United States Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	6.1	6.2	6.3
Expected volatility	46.0%	47.0%	47.5%
Risk free interest rate	2.8%	2.1%	1.4%
Expected dividends	—	—	—

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

Foreign currency

The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction gains (losses) totaled $(0.1) million, $0.6 million, and $(28,000) for the years ended December 31, 2018, 2017, and 2016, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that significantly changes the accounting for leases. The guidance requires that a lessee recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. For income statement purposes, the new guidance retained a dual model, requiring leases to be classified as either operating or financing. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern similar to existing capital lease guidance. For statement of cash flow purposes, the new guidance also retained the existing dual method, where cash payments for operating leases are reflected in cash flows from operating activities and principal and interest payments for finance leases are reflected in cash flows from financing activities and cash flows from operating activities, respectively. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

Although the Company is evaluating the impact of adopting this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company’s operating leases primarily include real estate (office space), equipment, and data centers.  Capital leases are not material. The Company will elect a number of practical expedients allowed under the guidance, including not reassessing lease identification, lease classification or initial direct costs for existing leases as of the adoption date. The Company will adopt the guidance as of January 1, 2019, and comparative periods will not be adjusted. The Company is implementing changes to internal controls to enable the preparation of financial information. The Company expects the adoption of the new accounting guidance to have a material impact on its consolidated balance sheet.

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

In June 2018, the FASB issued guidance which expands the scope of Accounting Standards Codification Topic 718, Compensation—Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption. Upon adoption, the entity is required to measure the non-employee awards at fair value as of the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 3—Revenues

The Company adopted the new revenue standard effective January 1, 2018 using the full retrospective method to restate each prior reporting period presented.

Impacts to previously reported results

The following table presents the effect of the adoption of ASC 606 on the Company’s consolidated balance sheet:

	December 31, 2017
	As Reported	Adjustments	As Adjusted
	(in thousands)
Accounts receivable, net	$61,589	$329	$61,918
Prepaid expenses and other current assets	$19,785	$(5,829)	$13,956
Total current assets	$193,954	$(5,500)	$188,454
Other assets	$1,391	$25,429	$26,820
Total assets	$440,884	$19,929	$460,813
Deferred revenue	$106,903	$(2,719)	$104,184
Total current liabilities	$137,039	$(2,719)	$134,320
Deferred tax liabilities, net	$1,328	$415	$1,743
Deferred revenue, noncurrent	$912	$(444)	$468
Total liabilities	$146,256	$(2,748)	$143,508
Accumulated deficit	$(125,467)	$22,677	$(102,790)
Total stockholders' equity	$294,628	$22,677	$317,305
Total liabilities and stockholders' equity	$440,884	$19,929	$460,813

The following table presents the effect of the adoption of ASC 606 on the Company’s consolidated statement of operations:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues
Subscription and support	$168,542	$(1,461)	$167,081	$117,524	$4,917	$122,441
Professional services	8,489	33	8,522	5,599	(6)	5,593
Total revenues	$177,031	$(1,428)	$175,603	$123,123	$4,911	$128,034
Cost of revenues
Subscription and support	$33,631	$(101)	$33,530	$25,900	$—	$25,900
Total cost of revenues	$41,486	$(101)	$41,385	$30,211	$—	$30,211
Gross profit	$135,545	$(1,327)	$134,218	$92,912	$4,911	$97,823
Operating expenses
Sales and marketing	$109,775	$(5,808)	$103,967	$77,810	$(5,840)	$71,970
General and administrative	$36,956	$(170)	$36,786	$27,911	$—	$27,911
Total operating expenses	$170,605	$(5,978)	$164,627	$126,846	$(5,840)	$121,006
Loss from operations	$(35,060)	$4,651	$(30,409)	$(33,934)	$10,751	$(23,183)
Loss before income taxes	$(37,494)	$4,651	$(32,843)	$(45,746)	$10,751	$(34,995)
Provision for (benefit from) income taxes	$567	$(359)	$208	$(6,587)	$(2,071)	$(8,658)
Net loss	$(38,061)	$5,010	$(33,051)	$(39,159)	$12,822	$(26,337)
Basic net loss per share	$(0.73)	$0.10	$(0.63)	$(0.92)	$0.30	$(0.62)
Diluted net loss per share	$(0.73)	$0.10	$(0.63)	$(0.92)	$0.30	$(0.62)

The following table presents the effect of the adoption of ASC 606 on the Company’s consolidated statement of cash flows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(in thousands)			(in thousands)
Net loss attributable to BlackLine, Inc.	$(38,061)	$5,010	$(33,051)	$(39,159)	$12,822	$(26,337)
Deferred income taxes	$66	$(338)	$(272)	$(7,432)	$(2,035)	$(9,467)
Accounts receivable	$(19,860)	$(329)	$(20,189)	$(15,541)	$—	$(15,541)
Prepaid expenses and other current assets	$(3,104)	$1,069	$(2,035)	$(6,516)	$1,302	$(5,214)
Other assets	$(342)	$(6,834)	$(7,176)	$(201)	$(7,233)	$(7,434)
Deferred revenue	$25,082	$1,422	$26,504	$29,482	$(4,856)	$24,626

There was no effect to net cash provided by (used in) operating, investing, or financing activities.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
United States	$180,152	$141,499	$106,421
International	47,636	34,104	21,613
	$227,788	$175,603	$128,034

No countries outside the United States represented 10% or more of total revenues.

Note 4—Redeemable Non-Controlling Interest

In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC (the “Investors”) to engage in the investment, organization, management, and operation of a Japanese subsidiary (“BlackLine K.K.”) of the Company that is focused on the sale of the Company's products in Japan. In October 2018, the Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. As the Company controls a majority stake in BlackLine K.K., the entity will be consolidated.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interests in BlackLine K.K. are classified outside of permanent equity in the Company’s consolidated balance sheet at December 31, 2018, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0 at December 31, 2018.

The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Balance at December 31, 2017	$—
Investment by redeemable non-controlling interest	4,317
Net loss attributable to redeemable non-controlling interest	(62)
Foreign currency translation	132
Balance at December 31, 2018	$4,387

Note 5—Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,856	$—	$(29)	$25,827
Corporate bonds	32,030	—	(60)	31,970
Commercial paper	28,599	—	—	28,599
	$86,485	$—	$(89)	$86,396

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$21,454	$—	$(19)	$21,435
Corporate bonds	32,437	—	(43)	32,394
Commercial paper	25,048	—	—	25,048
Asset-backed securities	2,600	—	(1)	2,599
	$81,539	$—	$(63)	$81,476

During the years ended December 31, 2018, 2017, and 2016 there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the consolidated statements of operations were $1.0 million for the year ended December 31, 2018. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the consolidated statements of operations were not material for the years ended December 31, 2017 and 2016.

The Company’s marketable securities have a contractual maturity of less than 1 year.  The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$86,485	$86,396
	$86,485	$86,396

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Partner referral fees	$5,219	$7,945
Restricted cash	—	400
Other prepaid expenses and other current assets	8,823	5,611
	$14,042	$13,956

Other Assets

Other assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Deferred customer contract acquisition costs	$34,172	$25,338
Restricted cash	274	—
Other assets	2,419	1,482
	$36,865	$26,820

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued salaries and employee benefits	$17,054	$11,945
Accrued income and other taxes payable	4,547	1,798
Short-term tenant improvement allowance	475	475
Partner referral fees	—	2,991
Short-term portion of capital lease	—	443
Other accrued expenses and current liabilities	2,629	3,222
	$24,705	$20,874

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,021	$—	$—	$32,021
Marketable securities
U.S. treasury securities	25,827	—	—	25,827
Corporate bonds	—	31,970	—	31,970
Commercial paper	—	28,599	—	28,599
Total assets	$57,848	$60,569	$—	$118,417
Liabilities
Contingent consideration	$—	$—	$6,316	$6,316
Total liabilities	$—	$—	$6,316	$6,316

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,247	$—	$—	$21,247
Marketable securities
U.S. treasury securities	21,435	—	—	21,435
Corporate bonds	—	32,394	—	32,394
Commercial paper	—	25,048	—	25,048
Asset-backed securities	—	2,599	—	2,599
Total assets	$42,682	$60,041	$—	$102,723
Liabilities
Contingent consideration	$—	$—	$5,866	$5,866
Total liabilities	$—	$—	$5,866	$5,866

The following table summarizes the changes in the common stock warrant liability (in thousands):

	Year Ended December 31,
	2017	2016
Beginning fair value	$11,380	$5,500
Change in fair value	3,490	5,880
Exercise of stock warrants	(14,870)	—
Ending fair value	$—	$11,380

In May 2017, warrants to purchase 499,999 shares of common stock were net exercised resulting in the issuance of 428,033 shares of common stock and, accordingly, there will be no further changes in the fair value.

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning fair value	$5,866	$5,238	$4,867
Change in fair value	450	628	371
Ending fair value	$6,316	$5,866	$5,238

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computers and equipment	$6,598	$4,919
Purchased software	7,356	4,934
Furniture and fixtures	2,571	2,204
Leasehold improvements	10,077	9,075
Construction in progress	—	180
	26,602	21,312
Less: accumulated depreciation and amortization	(13,066)	(8,543)
	$13,536	$12,769

Depreciation and amortization expense related to property and equipment was $5.4 million, $4.0 million, and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Software and construction in progress included assets held under capital lease of $1.6 million at December 31, 2018 and 2017, reduced by related accumulated amortization thereon of $1.5 million and $1.0 million, respectively.

Note 8 – Business Combination

On August 31, 2016, the Company acquired all the issued and outstanding capital stock of Runbook, a Netherlands-based provider of financial close automation software and integration solutions for SAP.  The purpose of the acquisition was to enhance the Company’s position as a leading provider of software solutions to automate the financial close process for SAP customers and supports the Company’s European expansion strategy.  The acquisition has been accounted for as a business combination.

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

Note 9—Intangible Assets and Goodwill

The carrying value of intangible assets was as follows (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(8,528)	$7,449
Developed technology	42,558	(34,472)	8,086
Customer relationships	31,783	(19,533)	12,250
	$90,318	$(62,533)	$27,785

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(6,930)	$9,047
Developed technology	42,558	(27,577)	14,981
Non-compete agreements	4,520	(3,882)	638
Customer relationships	31,783	(15,641)	16,142
	$94,838	$(54,030)	$40,808

The Company removed approximately $4.5 million of fully amortized non-compete agreements that were no longer in effect at December 31, 2018. These assets were fully amortized and, accordingly, there was no impact to the Company’s consolidated financial statements.

Amortization expense is included in the following functional statements of operations expense categories.  Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$6,863	$6,847	$6,368
Sales and marketing	3,887	3,872	3,605
General and administrative	2,273	2,591	2,532
	$13,023	$13,310	$12,505

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2018 (in thousands):

2019	$10,266
2020	6,173
2021	5,010
2022	2,686
2023	2,154
Thereafter	1,496
$27,785

There were no changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017, and 2016.

Note 10—Term Loan

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

Note 11—Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
United States	$(27,289)	$(30,690)	$(38,355)
International	(415)	(2,153)	3,360
	$(27,704)	$(32,843)	$(34,995)

The components of the total provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Current
Federal	$—	$—	$—
State	24	51	5
Foreign	1,061	450	840
Total current tax expense	1,085	501	845
Deferred
Federal	—	—	(8,680)
State	—	—	(395)
Foreign	(923)	(293)	(428)
Total deferred tax provision (benefit)	(923)	(293)	(9,503)

Total provision for (benefit from) income taxes	$162	$208	$(8,658)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Federal statutory income tax rate	21.0%	34.0%	34.0%
State tax, net of federal benefit	(0.1%)	(0.1%)	0.7%
Federal tax credits	7.1%	3.3%	1.6%
Change in valuation allowance	(63.1%)	(13.6%)	(5.0%)
Common stock warrants	—	(3.7%)	(5.8%)
Foreign tax differential	(2.3%)	(2.4%)	—
Windfall tax benefits, net related to stock-based compensation	40.2%	15.3%	—
Effect of rate and other changes on federal deferred taxes, net due to enactment of Tax Cuts and Jobs Act	—	(30.0%)	—
Nondeductible officer compensation	(1.8%)	—	—
Nondeductible meals and entertainment	(1.7%)	—	—
Other	0.1%	(3.4%)	(0.8%)
	(0.6%)	(0.6%)	24.7%

In December 2017, the U.S. Congress passed, and the President signed, legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”), which contains many significant changes to the U.S. tax laws, including reducing the U.S. federal corporate tax rate from 34% to 21% and creating a territorial tax system with a one-time mandatory tax on previously-deferred foreign earnings of U.S. subsidiaries. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of its net deferred tax assets resulting from the reduction in the U.S federal corporate income tax rate did not impact the Company’s effective tax rate.  In addition, due to cumulative foreign deficits, no liability for foreign earnings and profits has been established. At December 31, 2018, the Company completed its analysis of the Tax Act with no impact to its consolidated financial statements.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2018	2017
		*As Adjusted
Deferred tax assets
Net operating loss carryforwards	$43,106	$29,607
Business credits	8,487	5,197
Stock-based compensation	6,321	3,961
Accrued expenses and other current liabilities	2,910	1,462
Other	1,963	1,389
Total deferred tax assets	62,787	41,616
Less: valuation allowance	(45,579)	(23,904)
Deferred tax assets, net of valuation allowance	17,208	17,712
Deferred tax liabilities
Intangible assets	(8,735)	(11,287)
Prepaid expenses	(8,400)	(6,376)
Property and equipment	(802)	(1,589)
Other	—	(112)
Total deferred tax liabilities	(17,937)	(19,364)
Net deferred taxes	$(729)	$(1,652)

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets.  The net deferred tax liability position at December 31, 2018 was related to a foreign tax jurisdiction of the Company.

The changes in the valuation allowance were as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Valuation allowance, at beginning of year	$23,904	$2,674	$887
Increase in valuation allowance recorded through earnings	21,675	7,332	1,787
Increase in valuation allowance as result of adoption of ASU 2016-09	—	13,898	—
Valuation allowance, at end of year	$45,579	$23,904	$2,674

The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2018 and 2017, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.

At December 31, 2018, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $172.7 million and $94.1 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction.  The Company has federal research and development credits and foreign tax credits of $3.3 million and $2.0 million, respectively, which begin to expire in 2033 and 2023, respectively.  The Company has state research and development credits and enterprise zone credits of $3.5 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire in 2023, respectively.  Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.

The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning gross unrecognized tax benefits	$672	$382	$278
Increases related to prior year tax positions	130	38	—
Increases related to current year tax positions	421	252	104
Ending gross unrecognized tax benefits	$1,223	$672	$382

At December 31, 2018, the realization of unrecognized tax benefits were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.  The Company has not recorded any interest or penalties in its provision for (benefit from) income taxes for the years ended December 31, 2018, 2017, and 2016 and no such amounts have been accrued at December 31, 2018 and 2017.

The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years 2016 and 2017 remain subject to examination for federal purposes.  Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state net operating loss carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized.

The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

Note 12—Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Numerator:
Net loss attributable to BlackLine, Inc.	$(27,804)	$(33,051)	$(26,337)
Denominator:
Weighted average shares	53,912	52,161	42,497
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	53,912	52,161	42,497
Basic net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.63)	$(0.62)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options with service-only vesting conditions	3,820	5,019	5,874
Stock options with performance conditions	683	683	683
Restricted stock units	1,300	2	—
Common stock warrants	—	—	500
Total shares excluded from net loss per share	5,803	5,704	7,057

Note 13—Contingent Consideration

On September 3, 2013, the Company acquired BlackLine Systems, Inc.  Under the terms of the acquisition agreement, BlackLine Systems, Inc.’s option holders were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the acquisition. As a condition of the acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.3 million and $5.9 million at December 31, 2018 and 2017, respectively. See Note 2 for additional information regarding the valuation of the contingent consideration.

Note 14—Commitments and Contingencies

Operating leases—The Company has various non-cancelable operating leases for its corporate and international offices, as well as non-cancelable data center and equipment leases. These leases expire at various times through 2024. Certain lease agreements contain renewal options, rent abatement and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under the operating leases related to offices was approximately $4.2 million, $3.4 million, and $2.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Total rent expense under the operating leases related to data center and equipment leases was approximately $3.7 million, $3.2 million, and $1.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 was (in thousands):

2019	$7,059
2020	5,307
2021	3,786
2022	2,586
2023	2,638
Thereafter	237
$21,613

Purchase obligations— At December 31, 2018, the Company had $5.2 million of non-cancelable purchase obligations primarily related to future sales and user conferences and software agreements.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2018 and 2017, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 15—Capitalization

At December 31, 2018, the authorized capital stock of the Company consisted of 500 million shares of common stock and 50 million shares of preferred stock.  No shares of preferred stock were issued and outstanding at December 31, 2018.  The board of directors can determine the voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of the preferred stock.

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

Note 16—Equity Awards

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

At December 31, 2018, 9.1 million shares were available for issuance under the 2016 Plan.

Stock options with service-only vesting conditions

A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2017	5,019	$13.90	7.5	$95,353
Granted	845	$42.06
Exercised	(1,788)	$8.39
Forfeited/canceled	(256)	$26.64
Outstanding at December 31, 2018	3,820	$21.85	7.5	$75,287
Exercisable at December 31, 2018	1,729	$13.11	6.4	$48,136

The weighted average grant date fair value per share of options granted during the years ended December 31, 2018, 2017, and 2016 that contain service only vesting conditions were $20.15, $15.20, and $6.78, respectively. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2018, 2017, and 2016 were $66.7 million, $31.4 million, and $4.8 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2018, 2017, and 2016 was $14.0 million, $10.4 million, and $2.9 million, respectively.

Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $23.1 million at December 31, 2018, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and because each yearly target has not yet been set, no grant date for the options has been established.  At December 31, 2018, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards. To the extent that the awards become probable of vesting prior to the grant date, the amount of compensation cost to be recognized will be based on the then fair value of the options. The fair value of the options will be remeasured each period until a grant date has been established. Accordingly, stock-based compensation cost, if any, to be recognized will depend on the value of the stock options when all performance conditions have been set and whether the performance conditions are probable of being achieved.

Restricted stock units

The following table summarizes activity for restricted stock units:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested at December 31, 2017	2	$34.12
Granted	1,372	$42.38
Vested	(2)	$34.46
Forfeited/canceled	(72)	$44.09
Nonvested at December 31, 2018	1,300	$42.29

At December 31, 2018, the intrinsic value of nonvested restricted stock units was $53.2 million. At December 31, 2018, total unrecognized compensation cost related to nonvested restricted stock units was $44.9 million and was expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 1.5 million shares remained available for issuance, at December 31, 2018. The Company recognized stock-based compensation expense related to the ESPP of $0.2 million for the year ended December 31, 2018.

The fair value of employee stock purchase plan shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2018
Risk-free interest rate	2.6%
Expected term (in years)	0.7
Volatility	42.9%

At December 31, 2018, total unrecognized compensation cost related to the 2018 Employee Stock Purchase Plan was $1.6 million and was expected to be recognized over a weighted-average period of 0.7 years.

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$3,265	$1,149	$715
Sales and marketing	8,674	10,811	2,490
Research and development	2,570	767	809
General and administrative	6,386	3,317	2,512
	$20,895	$16,044	$6,526

Stock-based compensation capitalized as an asset was $0.4 million, $0.1 million, and $0.1 million in the years ended December 31, 2018, 2017, and 2016, respectively.

The Company recorded $0.2 million of foreign tax benefits attributable to equity awards for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, no additional tax benefit attributable to equity awards was recorded due to the full valuation allowance provided on the Company’s U.S. net deferred tax assets.

On July 21, 2017, the Company modified the vesting terms of options to purchase 219,000 shares of common stock to a time-based vesting schedule, for eight employees. Prior to the modification, the options vested solely upon a change in control of the Company. The Company recorded $6.6 million of stock-based compensation in the year ended December 31, 2017 related to the modification.

Note 17—Defined Contribution Plan

The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s bi-weekly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s bi-weekly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $2.9 million, $2.2 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 18—Related-Party Transactions

The Company had no material related-party transactions during the years ended December 31, 2018, 2017, and 2016.

Note 19—Geographic Information

The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net by geographic region (in thousands):

	Year Ended December 31,
	2018	2017
United States	$12,407	$12,210
International	1,129	559
	$13,536	$12,769

Note 20—Subsequent Events

On February 25, 2019, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved a stock option grant to an employee totaling 0.1 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-fourth of the total number of options awarded on the first anniversary of February 20, 2019 and quarterly thereafter for 12 consecutive quarters.

On February 25, 2019, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.2 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2019 and quarterly thereafter for 12 consecutive quarters.

Note 21—Unaudited Quarterly Data

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2018 and 2017. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements.  In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data.

	Quarter Ended
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
					*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
Revenues	$62,316	$58,734	$55,454	$51,284	$50,017	$45,424	$41,981	$38,181
Gross profit	$48,431	$45,217	$43,588	$39,678	$39,070	$34,553	$31,624	$28,971
Net loss	$(7,794)	$(4,460)	$(8,457)	$(7,155)	$(4,166)	$(12,074)	$(9,126)	$(7,685)
Net loss attributable to redeemable non-controlling interest	$(62)	$—	$—	$—	$—	$—	$—	$—
Net loss attributable to BlackLine, Inc.	$(7,732)	$(4,460)	$(8,457)	$(7,155)	$(4,166)	$(12,074)	$(9,126)	$(7,685)
Basic net loss per share attributable to BlackLine, Inc.	$(0.14)	$(0.08)	$(0.16)	$(0.13)	$(0.08)	$(0.23)	$(0.18)	$(0.15)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.14)	$(0.08)	$(0.16)	$(0.13)	$(0.08)	$(0.23)	$(0.18)	$(0.15)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.	Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016

4.1	Specimen Common Stock Certificate of the Company.	S-1	333-213899	4.1	September 30, 2016

4.2	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016

4.3	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016

4.4	Warrant to Purchase Stock held by Special Value Continuation Partners, LP, dated as of September 25, 2013.	S-1	333-213899	4.2	September 30, 2016

4.5	Warrant to Purchase Stock held by Tennenbaum Opportunities Fund VI, LLC, dated as of September 25, 2013.	S-1	333-213899	4.3	September 30, 2016

4.6	Warrant to Purchase Stock held by Tennenbaum Senior Loan Fund II, LP, dated as of September 25, 2013.	S-1	333-213899	4.4	September 30, 2016

4.7	Warrant to Purchase Stock held by Tennenbaum Senior Loan SPV III, LLC, dated as of September 25, 2013.	S-1	333-213899	4.5	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.8	Warrant to Purchase Stock held by Tennenbaum Senior Loan Fund IV-B, LP, dated as of September 25, 2013.	S-1	333-213899	4.6	September 30, 2016

4.9	Subscription Agreement, by and between the Company and Iconiq, dated as of October 21, 2014.	S-1	333-213899	4.7	September 30, 2016

4.10	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017

4.11	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017

10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016

10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018

10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016

10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016

10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016

10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016

10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016

10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018

10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016

10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016

10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016

10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016

10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016

10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016

10.16+	Confirmatory Offer Letter, by and between the Registrant and Chris Murphy, dated as of September 29, 2016.	S-1	333-213899	10.21	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.17+	Transition Agreement and Release, by and between the Registrant and Chris Murphy, dated June 18, 2018.	10-Q	001-37924	10.1	August 8, 2018

10.18+**	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018

10.19+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016

10.20	Restrictive Covenant Agreement, by and between the Company and Therese Tucker, dated as of August 8, 2013.	S-1	333-213899	10.23	September 30, 2016

10.21	Restrictive Covenant Agreement, by and between the Company and Mario Spanicciati, dated as of August 9, 2013.	S-1	333-213899	10.24	September 30, 2016

10.22*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016

10.23*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016

10.24*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016

10.25*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June24, 2014.	S-1	333-213899	10.28	September 30, 2016

10.26	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016

10.27	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017

10.28	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017

10.29	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017

21.1**	List of subsidiaries of the Company.

23.1**	Consent of Independent Registered Public Accounting Firm.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
24.1**	Power of Attorney (included in signature pages hereto).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted pursuant to confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
**	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Therese Tucker	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Therese Tucker

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Mark Partin

/s/ Patrick Villanova	VP, Corporate Controller (Principal Accounting Officer)	February 28, 2019
Patrick Villanova

/s/ Jason Babcoke	Director	February 28, 2019
Jason Babcoke

/s/ John Brennan	Director	February 28, 2019
John Brennan

/s/ William Griffith	Director	February 28, 2019
William Griffith

/s/ Owen Ryan	Director	February 28, 2019
Owen Ryan

/s/ Graham Smith	Director	February 28, 2019
Graham Smith

/s/ Mario Spanicciati	Director	February 28, 2019
Mario Spanicciati

/s/ Kevin Thompson	Director	February 28, 2019
Kevin Thompson

/s/ Thomas Unterman	Director	February 28, 2019
Thomas Unterman