Form 10-Q
period 2019-03-31
BLACKLINE, INC.
filed 2019-05-09
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	BL	NASDAQ Global Select Market

The number of shares of the registrant’s common stock outstanding at May 3, 2019 was 55,046,551.

BlackLine Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole, and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to, Iconiq, Therese Tucker, and Mario Spanicciati collectively as our Principal Stockholders.

Part 1 – Financial Information

Item 1.	Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$49,676	$46,181
Marketable securities	85,079	86,396
Accounts receivable, net	72,343	74,902
Prepaid expenses and other current assets	12,241	14,042
Total current assets	219,339	221,521
Capitalized software development costs, net	8,969	9,023
Property and equipment, net	13,785	13,536
Intangible assets, net	24,708	27,785
Goodwill	185,138	185,138
Operating lease right-of-use assets	13,655	—
Other assets	39,359	36,865
Total assets	$504,953	$493,868
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,173	$3,442
Accrued expenses and other current liabilities	18,409	24,705
Deferred revenue	133,024	129,074
Short-term portion of operating lease liabilities	5,017	—
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	162,631	159,229
Operating lease liabilities, noncurrent	12,000	—
Contingent consideration	4,299	4,308
Deferred tax liabilities, net	1,116	1,116
Deferred revenue, noncurrent	196	277
Other long-term liabilities	—	2,982
Total liabilities	180,242	167,912
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 4)	4,175	4,387
Stockholders' equity:
Common stock	550	547
Additional paid-in capital	459,118	451,571
Accumulated other comprehensive income	45	45
Accumulated deficit	(139,177)	(130,594)
Total stockholders' equity	320,536	321,569
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$504,953	$493,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended March 31,
	2019	2018
Revenues
Subscription and support	$61,274	$48,625
Professional services	2,855	2,659
Total revenues	64,129	51,284
Cost of revenues
Subscription and support	10,832	9,381
Professional services	2,786	2,225
Total cost of revenues	13,618	11,606
Gross profit	50,511	39,678
Operating expenses
Sales and marketing	35,848	29,227
Research and development	10,307	6,929
General and administrative	13,679	11,082
Total operating expenses	59,834	47,238
Loss from operations	(9,323)	(7,560)
Other income (expense)
Interest income	695	389
Interest expense	—	(4)
Other income, net	695	385
Loss before income taxes	(8,628)	(7,175)
Provision for (benefit from) income taxes	205	(20)
Net loss	(8,833)	(7,155)
Net loss attributable to non-controlling interest (Note 4)	(250)	—
Net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)
Basic net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.13)
Shares used to calculate basic net loss per share	54,835	53,151
Diluted net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.13)
Shares used to calculate diluted net loss per share	54,835	53,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2019	2018
Net loss	$(8,833)	$(7,155)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters ended March 31, 2019 and 2018	94	(70)
Foreign currency translation	78	—
Other comprehensive income (loss)	172	(70)
Comprehensive loss	(8,661)	(7,225)
Less: Other comprehensive income attributable to redeemable non-controlling interest	(212)	—
Comprehensive loss attributable to BlackLine, Inc.	$(8,449)	$(7,225)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Quarter Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(130,594)	$321,569
Stock option exercises	170	1	2,761	—	—	2,762
Vesting of restricted stock units	178	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(1,729)	—	—	(1,729)
Stock-based compensation	—	—	6,515	—	—	6,515
Other comprehensive income	—	—	—	—	—	—
Net loss attributable to BlackLine, Inc.	—	—	—	—	(8,583)	(8,583)
Balance at March 31, 2019	55,031	$550	$459,118	$45	$(139,177)	$320,536

	Quarter Ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	459	5	3,448	—	—	3,453
Acquisition of common stock for tax withholding obligations	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	4,044	—	—	4,044
Other comprehensive income	—	—	—	(70)	—	(70)
Net loss attributable to BlackLine, Inc.	—	—	—	—	(7,155)	(7,155)
Balance at March 31, 2018	53,442	$535	$427,104	$(133)	$(109,945)	$317,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)
Net loss attributable to redeemable non-controlling interest (Note 4)	(250)	—
Net loss	(8,833)	(7,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,689	5,394
Change in fair value of contingent consideration	(9)	112
Stock-based compensation	6,452	3,974
Noncash lease expense	1,245	—
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(409)	(67)
Net foreign currency (gains) losses	128	(59)
Deferred income taxes	—	(242)
Provision for (benefit from) doubtful accounts receivable	25	(51)
Changes in operating assets and liabilities:
Accounts receivable	2,333	5,058
Prepaid expenses and other current assets	1,789	(1,891)
Other assets	(2,499)	(1,285)
Accounts payable	826	(929)
Accrued expenses and other current liabilities	(6,240)	(7,935)
Deferred revenue	3,869	6,558
Operating lease liabilities	(1,340)	—
Other long-term liabilities	—	340
Net cash provided by operating activities	3,026	1,822
Cash flows from investing activities
Purchases of marketable securities	(29,975)	(30,175)
Proceeds from maturities of marketable securities	31,795	28,480
Capitalized software development costs	(1,232)	(1,653)
Purchases of property and equipment	(1,103)	(1,634)
Net cash used in investing activities	(515)	(4,982)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(443)
Proceeds from exercises of stock options	2,764	3,453
Acquisition of common stock for tax withholding obligations	(1,729)	(16)
Net cash provided by financing activities	1,035	2,994
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(56)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,490	(166)
Cash, cash equivalents, and restricted cash, beginning of period	46,455	31,504
Cash, cash equivalents, and restricted cash, end of period	$49,945	$31,338

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$49,676	$30,864
Restricted cash included within prepaid expenses and other current assets at end of period	—	200
Restricted cash included within other assets at end of period	269	274
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$49,945	$31,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Quarter Ended March 31,
	2019	2018
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$63	$70
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$140	$199
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$796	$383
Leased assets obtained in exchange for new operating lease liabilities	$37	$—

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

The Company is headquartered in Woodland Hills, California and has offices in New York, New York; London, the United Kingdom; Melbourne, Australia; Sydney, Australia; Paris, France; Frankfurt, Germany; Hong Kong, China; Vancouver, Canada; Ede, Netherlands; Bucharest, Romania, and Singapore

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant accounting policies

The Company’s significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On January 1, 2019, the Company adopted Accounting Standards Codification No. 842, Leases, on a prospective basis.

Leases

Financial information related to periods prior to adoption will be as originally reported under ASC 840, Leases. At January 1, 2019, the Company recorded operating lease right-of-use (“ROU”) assets of $14.9 million and operating lease liabilities of $18.3 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s stockholders’ equity, results of operations, or cash flows.

The new standard provides several optional practical expedients in transition. The Company elected the package of three practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.

The Company has also made accounting policy elections, including a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with expected terms of 12 months or less), and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit.

The Company has leases for office space, equipment, and data centers. The Company’s leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to four years, and some of which include options to terminate the leases within one year.

The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.

ROU assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced on or prior to that date. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. The Company’s leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

The Company’s lease terms are only for periods in which it has enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable lease term when determining the lease assets and liabilities.

The Company’s agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and excludes those which depend on facts or circumstances occurring after the commencement date, other than the passage of time. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and operating lease liabilities.

Judgment is required when determining whether any of the Company’s data center contracts contain a lease. The Company concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease.

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. The Company has not determined the impact of this guidance on its consolidated financial statements.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance effective January 1, 2019. See Note 3 – “Leases” for further details.

In February 2018, the FASB issued an Accounting Standard Update (“ASU”) that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. The Company adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued guidance which expands the scope of Accounting Standards Codification Topic 718, Compensation—Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services. The fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. The Company adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Leases

The following table sets forth the Company’s lease expense for the quarter ended March 31, 2019 (in thousands):

Operating lease cost	$1,513
Short-term lease cost	218
Variable cost	137
Total lease cost	$1,868

Supplemental information related to the Company’s leases was as follows (in thousands, except percentages):

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,527
Weighted-average remaining lease term - operating leases (in years)	3.8
Weighted-average discount rate - operating leases	6%

Maturities of lease liabilities at March 31, 2019 was (in thousands):

2019 (remaining 9 months)	$4,591
2020	5,110
2021	3,756
2022	2,804
2023	2,647
2024	238
Total lease payments	19,146
Less imputed interest	(2,129)
Total	$17,017

At March 31, 2019, leases entered into that have not yet commenced were immaterial and are not reflected in the table above.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 was (in thousands):

2019	$7,059
2020	5,307
2021	3,786
2022	2,586
2023	2,638
Thereafter	237
Total	$21,613

Note 4—Redeemable Non-Controlling Interest

In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC (the “Investors”) to engage in the investment, organization, management, and operation of a Japanese subsidiary (“BlackLine K.K.”) of the Company that is focused on the sale of the Company's products in Japan. In October 2018, the Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. As the Company controls a majority stake in BlackLine K.K., the entity has been consolidated.

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interests in BlackLine K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0 at March 31, 2019.

The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Balance at December 31, 2018	$4,387
Net loss attributable to redeemable non-controlling interest	(250)
Foreign currency translation	38
Balance at March 31, 2019	$4,175

Note 5 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$26,195	$3	$(12)	$26,186
Corporate bonds	35,121	23	(9)	35,135
Commercial paper	23,758	—	—	23,758
	$85,074	$26	$(21)	$85,079

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,856	$—	$(29)	$25,827
Corporate bonds	32,030	—	(60)	31,970
Commercial paper	28,599	—	—	28,599
	$86,485	$—	$(89)	$86,396

During the quarters ended March 31, 2019 and 2018, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.3 million for the quarter ended March 31, 2019. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were not material for the quarter ended March 31, 2018. Net gains and losses are determined using the specific identification method.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$77,102	$77,095
Maturing between 1 and 2 years	7,972	7,984
	$85,074	$85,079

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Partner referral fees	$2,609	$5,219
Other prepaid expenses and other current assets	9,632	8,823
	$12,241	$14,042

Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred customer contract acquisition costs	$37,266	$34,172
Restricted cash	269	274
Other assets	1,824	2,419
	$39,359	$36,865

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued salaries and employee benefits	$12,110	$17,054
Accrued income and other taxes payable	2,906	4,547
Short-term tenant improvement allowance	—	475
Other accrued expenses and current liabilities	3,393	2,629
	$18,409	$24,705

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$28,707	$—	$—	$28,707
Marketable securities
U.S. treasury securities	26,186	—	—	26,186
Corporate bonds	—	35,135	—	35,135
Commercial paper	—	23,758	—	23,758
Total assets	$54,893	$58,893	$—	$113,786
Liabilities
Contingent consideration	$—	$—	$6,307	$6,307
Total liabilities	$—	$—	$6,307	$6,307

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,021	$—	$—	$32,021
Marketable securities
U.S. treasury securities	25,827	—	—	25,827
Corporate bonds	—	31,970	—	31,970
Commercial paper	—	28,599	—	28,599
Total assets	$57,848	$60,569	$—	$118,417
Liabilities
Contingent consideration	$—	$—	$6,316	$6,316
Total liabilities	$—	$—	$6,316	$6,316

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2019	2018
Beginning fair value	$6,316	$5,866
Change in fair value	(9)	112
Ending fair value	$6,307	$5,978

The fair value of contingent consideration is determined by discounting estimated future taxable income. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of taxable income in any given period and the discount rate, which considers the risk associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.

Note 7 – Commitments and Contingencies

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.3 million at March 31, 2019 and December 31, 2018.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2019 and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 8 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended March 31,
	2019	2018
Cost of revenues	$888	$838
Sales and marketing	2,994	1,437
Research and development	944	429
General and administrative	1,626	1,270
	$6,452	$3,974

For each of the quarters ended March 31, 2019 and 2018, stock-based compensation capitalized as an asset was $0.1 million.

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2018	3,820
Granted	73
Exercised	(173)
Forfeited/canceled	(15)
Outstanding at March 31, 2019	3,705

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2018	1,300
Granted	163
Vested	(212)
Forfeited/canceled	(21)
Nonvested at March 31, 2019	1,230

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and, at December 31, 2018, because each yearly target had not yet been set, no grant date for the options was established.  The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established.  The total fair value of the awards at grant date was approximately $24 million.  At March 31, 2019, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards.

Note 9 – Unearned Revenue and Performance Obligations

Revenue totaling $54.9 million and $43.7 million was recognized during the quarters ended March 31, 2019 and 2018, respectively, that was previously included in the deferred revenue balance at December 31, 2018 and 2017, respectively.

Contracted not recognized revenue was $297.4 million at March 31, 2019, of which the Company expects to recognize approximately 63% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended March 31, 2019 and 2018, the Company recorded $0.2 million in income tax expense and $20,000 in income tax benefit, respectively. The increase in the income tax expense for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was related to an increase in tax liabilities in the Company’s foreign jurisdictions for the current period.  For the quarter ended March 31, 2019, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2019	2018
Numerator:
Net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)
Denominator:
Weighted average shares	54,835	53,151
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	54,835	53,151
Basic net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.13)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.13)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	March 31,
	2019	2018
Stock options with service-only vesting conditions	3,705	5,017
Stock options with performance conditions	683	683
Restricted stock units	1,230	960
Total shares excluded from net loss per share	5,618	6,660

Note 12 – Geographic Information

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2019	2018
United States	$50,168	$41,012
International	13,961	10,272
	$64,129	$51,284

Note 13 – Subsequent Events

On May 8, 2019, in accordance with the Company’s Outside Director Compensation Policy, certain members of the Company’s Board of Directors were awarded restricted stock unit grants totaling approximately 19,000 shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will fully vest upon the earlier of the one year anniversary of the grant date or the day prior to the Company’s next annual meeting occurring after the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

At March 31, 2019, we had approximately 227,000 individual users across more than 2,700 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

For the quarters ended March 31, 2019 and 2018, we had revenues totaling $64.1 million and $51.3 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $8.6 million and $7.2 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019
Dollar-based net revenue retention rate	110%	111%	109%	108%	108%
Number of customers (at end of period)	2,297	2,402	2,494	2,631	2,707
Number of users (at end of period)	202,098	209,550	214,747	222,619	226,979

Dollar-based net revenue retention rate.  We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time.  We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base.  This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period.  We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. Over the past few years, our dollar-based net revenue retention rate has been decreasing. This is caused by increasing churn or attrition, higher initial deal sizes, customer mix, a slower adoption rate of new products by existing customers, lower price increases than in prior periods, or a slower pace of user expansion as our customer base matures. We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2019 and 2018, no single customer accounted for more than 10% of our total revenues.

Number of users.  Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products, such as Transaction Matching and Intercompany Hub.

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

	Quarter Ended March 31,
	2019	2018
	(in thousands, except percentages)
GAAP gross profit	$50,511	$39,678
GAAP gross margin	78.8%	77.4%
GAAP net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)

	Quarter Ended March 31,
	2019	2018
	(in thousands, except percentages)
Non-GAAP gross profit	$53,110	$42,231
Non-GAAP gross margin	82.8%	82.3%
Non-GAAP net income attributable to BlackLine, Inc.	$1,149	$306

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of acquired developed technology resulting from the 2013 Acquisition and the Runbook Acquisition, and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the effect of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation expense, the change in the fair value of contingent consideration, and cost incurred relating to our shelf offering.  We believe that presenting non-GAAP net loss is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended March 31,
	2019	2018
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$50,511	$39,678
Amortization of developed technology	1,711	1,715
Stock-based compensation expense	888	838
Total non-GAAP gross profit	$53,110	$42,231
Gross margin	78.8%	77.4%
Non-GAAP gross margin	82.8%	82.3%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)
Benefit from income taxes	—	(125)
Amortization of intangibles	3,077	3,323
Stock-based compensation expense	6,452	3,974
Change in fair value of contingent consideration	(9)	112
Shelf offering costs	212	177
Total non-GAAP net income attributable to BlackLine, Inc.	$1,149	$306

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2019	2018
	(in thousands)
Revenues
Subscription and support	$61,274	$48,625
Professional services	2,855	2,659
Total revenues	64,129	51,284
Cost of revenues
Subscription and support	10,832	9,381
Professional services	2,786	2,225
Total cost of revenues	13,618	11,606
Gross profit	50,511	39,678
Operating expenses
Sales and marketing	35,848	29,227
Research and development	10,307	6,929
General and administrative	13,679	11,082
Total operating expenses	59,834	47,238
Loss from operations	(9,323)	(7,560)
Other income (expense)
Interest income	695	389
Interest expense	—	(4)
Other income, net	695	385
Loss before income taxes	(8,628)	(7,175)
Provision for (benefit from) income taxes	205	(20)
Net loss	$(8,833)	$(7,155)
Net loss attributable to non-controlling interest	(250)	—
Net loss attributable to BlackLine, Inc.	$(8,583)	$(7,155)

Quarters Ended March 31, 2019 and 2018

Revenues

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Subscription and support	$61,274	$48,625	$12,649	26%
Professional services	2,855	2,659	196	7%
Total revenues	$64,129	$51,284	$12,845	25%

	March 31,
	2019	2018
Dollar-based net revenue retention rate*	108%	110%
Number of customers (at end of period)*	2,707	2,297
Number of users (at end of period)*	226,979	202,098
*Exclusive of on-premise software

The increase in revenues for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales. The total number of customers and users increased by 18% and 12%, respectively, between March 31, 2018 and March 31, 2019.

Cost of revenues

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Subscription and support	$10,832	$9,381	$1,451	15%
Professional services	2,786	2,225	561	25%
Total cost of revenues	$13,618	$11,606	$2,012	17%
Gross margin	78.8%	77.4%

The increase in cost of revenues for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to a $0.7 million increase in computer software expenses; a $0.3 million increase in depreciation and amortization; a $0.3 million increase in salaries, benefits, and stock-based compensation; a $0.3 million increase in amortization of developed technology; and a $0.2 million increase in travel-related costs. The increase in computer software expenses was primarily driven by purchases of additional SQL servers driven by growth in our customer base.

Sales and marketing

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$35,848	$29,227	$6,621	23%
Percentage of total revenues	55.9%	57.0%

The increase in sales and marketing expenses for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to a $6.3 million increase in salaries, sales commissions, incentives, and stock-based compensation; a $0.5 million increase in travel-related costs; and a $0.3 million increase in computer software expenses, partially offset by a $0.8 million decrease in partner referral fees. The increase in salaries, sales commissions, incentives, and stock-based compensation was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 10% from the quarter ended March 31, 2018 to the quarter ended March 31, 2019. Travel-related costs increased due to the expansion of our sales organization. The decreases in partner referral fees was primarily driven by the amendment of the previous SAP agreement in Q4 of 2018 and the adding of SAP to our channel of resellers.

Research and development

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Research and development, gross	$11,320	$8,439	$2,881	34%
Capitalized internally developed software costs	(1,013)	(1,510)	497	(33%)
Research and development, net	$10,307	$6,929	$3,378	49%
Percentage of total revenues	16.1%	13.5%

The increase in research and development expenses for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to an $2.5 million increase in salaries, benefits, and stock-based compensation; a $0.5 million decrease in capitalized software costs, which resulted in an increase in expenses in the periods capitalized; and a $0.3 million increase in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 13% from the quarter ended March 31, 2018 to the quarter ended March 31, 2019.

General and administrative

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$13,679	$11,082	$2,597	23%
Percentage of total revenues	21.3%	21.6%

The increase in general and administrative expenses for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to an $1.3 million increase in salaries, benefits, and stock-based compensation; a $0.6 million increase in professional services expense; and a $0.6 million increase in foreign currency losses. These increases were partially offset by a $0.2 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 25% from the quarter ended March 31, 2018 to the quarter ended March 31, 2019. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, on open intercompany balances denominated in foreign currencies.

Interest income

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest income	$695	$389	$306	79%

The increase in interest income during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, was primarily due to an increase in interest rates and, to a lesser extent, a higher average balance of investments in marketable securities in the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018.

Interest expense

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$—	$4	$(4)	(100%)

Interest expense was minimal during the quarter ended March 31, 2018.

Provision for (benefit from) income taxes

	Quarter Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$205	$(20)	$225	*
*Not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended March 31, 2019, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended March 31, 2019 and 2018, we recorded $0.2 million of income tax expense and $20,000 in income tax benefits, respectively. For the quarter ended March 31, 2019, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the quarter ended March 31, 2019 was primarily related to our international operations.

Liquidity and Capital Resources

At March 31, 2019, our principal sources of liquidity were $134.8 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$3,026	$1,822
Net cash used in investing activities	$(515)	$(4,982)
Net cash provided by financing activities	$1,035	$2,994

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

For the quarter ended March 31, 2019, cash provided by operations was $3.0 million resulting from net non-cash expenses of $13.1 million, largely offset by our net loss of $8.8 million and net cash flow used as a result of changes in operating assets and liabilities of $1.3 million. The $1.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $6.2 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2018 employee bonuses during the quarter; a $2.5 million increase in other assets; and a $1.3 million decrease in operating lease liabilities. This change in our operating assets and liabilities was largely offset by a $3.9 million increase in deferred revenue as a result of the growth of our customer and user base; a $2.3 million decrease in accounts receivable; a $1.8 million decrease in prepaid expenses and other current assets; and a $0.8 million increase in accounts payable.

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

For the quarter ended March 31, 2019, cash used in investing activities was $0.5 million as a result of $1.2 million in capitalized software development costs and $1.1 million in purchases of property and equipment, partially offset by $1.8 million of proceeds from maturities of marketable securities, net of purchases.

For the quarter ended March 31, 2018, cash used in investing activities was $5.0 million as a result of $1.7 million of purchases of marketable securities, net of proceeds from maturities, $1.7 million in payments related to capitalized software development activities, and $1.6 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

For the quarter ended March 31, 2019, cash provided by financing activities was $1.0 million primarily as a result of $2.8 million of proceeds from exercises of stock options, partially offset by $1.7 million of acquisitions of common stock for tax withholding obligations.

For the quarter ended March 31, 2018, cash provided by financing activities was $3.0 million primarily as a result of $3.5 million of proceeds from the exercises of stock options, partially offset by $0.4 million of principal payments on capital lease obligations.

Contractual Obligations and Commitments

Contractual obligations at March 31, 2019 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-lease obligations (1)	$1,037	$464	$573	$—	$—
Purchase obligations	4,107	2,274	1,833	—	—
	$5,144	$2,738	$2,406	$—	$—
(1)	non-lease obligations include total future minimum payments under non-cancelable service agreements.

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

At March 31, 2019, liabilities for unrecognized tax benefits of $1.3 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at March 31, 2019 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$250	$—	$—	$—	$250

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At March 31, 2019, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. On January 1, 2019, we adopted Accounting Standards Codification No. 842, Leases, on a prospective basis.

Leases

Financial information related to periods prior to adoption will be as originally reported under ASC 840, Leases. At January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets of $14.9 million and operating lease liabilities of $18.3 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on our stockholders’ equity, results of operations, or cash flows.

The new standard provides several optional practical expedients in transition. We elected the package of three practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.

We have also made accounting policy elections, including a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with expected terms of 12 months or less), and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit.

We have leases for office space, equipment, and datacenters. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to four years, and some of which include options to terminate the leases within one year.

We determine whether an arrangement is a lease, or contains a lease, at inception if we are both able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities on our condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we used its incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced on or prior to that date. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Additionally, we used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

Our lease terms are only for periods in which we have enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. Our lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining the lease assets and liabilities.

Our agreements may contain variable lease payments. We include variable lease payments that depend on an index or a rate and excludes those which depend on facts or circumstances occurring after the commencement date, other than the passage of time. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and operating lease liabilities.

Judgment is required when determining whether any of our data center contracts contain a lease. We concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease.

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

We had cash and cash equivalents and marketable securities of $134.8 million at March 31, 2019. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, U.S. treasury bonds, and asset-backed securities.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities for the quarter ended March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2019, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented Accounting Standards Codification No. 842, Leases. As a result, we implemented changes to our processes related to accounting for leases and the related control activities.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses attributable to Blackline, Inc. in recent periods, including $8.6 million and $7.2 million for the quarters ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of $139.2 million at March 31, 2019. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 903 at March 31, 2019 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Malaysia, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 22% and 20% of our revenues from sales outside the United States in the quarters ended March 31, 2019 and 2018, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2019, we had goodwill and intangible assets with a net book value of $209.8 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At March 31, 2019, our Principal Stockholders beneficially owned, in the aggregate, approximately 22% of our outstanding common stock and three directors affiliated with our Principal Stockholders serve on our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

Further, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply to Iconiq, their respective affiliates or any director they designate, pursuant to their rights under the Stockholders’ Agreement in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. Accordingly, any director designated by Iconiq will have the rights to pursue business opportunities that may be of interest to the company and which such director would otherwise need to provide to the company.

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

In November 2017, we filed a shelf registration statement on Form S-3 that registered the sale of 33,738,329 shares of our common stock then held by certain stockholders, from time to time, in secondary offerings. In December 2017, March 2018, May 2018, and March 2019, certain stockholders sold an aggregate of 4,500,000 shares, 8,000,000 shares, 3,500,000 shares, and 4,883,873 shares, respectively, under the registration statement and the remaining 12,854,456 shares registered under the registration statement may be offered and sold without restriction under the Securities Act. Such shares may be offered from time to time in the open market, in block trades, in underwritten offerings or in any other transaction described in the related prospectus. All shares covered by the registration statement are immediately tradeable unless transferred to an affiliate of the Company.

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

•

any amendment, alteration, rescission or repeal of our amended and restated bylaws or of certain provisions of our amended and restated certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 75% of the voting power of our stock entitled to vote thereon, voting together as a single class outstanding; and

•

stockholders are required to comply with advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Date: May 9, 2019

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2019