Form 10-Q
period 2019-06-30
BLACKLINE, INC.
filed 2019-08-07
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding at August 2, 2019 was 55,321,979.

BlackLine, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2019

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty.  If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

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

Part 1 – Financial Information

Item 1.	Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$63,255	$46,181
Marketable securities	81,939	86,396
Accounts receivable, net	79,135	74,902
Prepaid expenses and other current assets	11,453	14,042
Total current assets	235,782	221,521
Capitalized software development costs, net	9,252	9,023
Property and equipment, net	13,762	13,536
Intangible assets, net	21,629	27,785
Goodwill	185,138	185,138
Operating lease right-of-use assets	13,459	—
Other assets	44,480	36,865
Total assets	$523,502	$493,868
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,963	$3,442
Accrued expenses and other current liabilities	20,460	24,705
Deferred revenue	144,300	129,074
Short-term portion of operating lease liabilities	5,017	—
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	174,748	159,229
Operating lease liabilities, noncurrent	11,687	—
Contingent consideration	4,492	4,308
Deferred tax liabilities, net	1,098	1,116
Deferred revenue, noncurrent	174	277
Other long-term liabilities	—	2,982
Total liabilities	192,199	167,912
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 4)	4,118	4,387
Stockholders' equity:
Common stock	553	547
Additional paid-in capital	470,681	451,571
Accumulated other comprehensive income	299	45
Accumulated deficit	(144,348)	(130,594)
Total stockholders' equity	327,185	321,569
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$523,502	$493,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Subscription and support	$66,066	$53,047	$127,340	$101,672
Professional services	3,598	2,407	6,453	5,066
Total revenues	69,664	55,454	133,793	106,738
Cost of revenues
Subscription and support	11,588	9,493	22,420	18,874
Professional services	3,356	2,373	6,142	4,598
Total cost of revenues	14,944	11,866	28,562	23,472
Gross profit	54,720	43,588	105,231	83,266
Operating expenses
Sales and marketing	37,192	32,150	73,040	61,377
Research and development	10,829	7,811	21,136	14,740
General and administrative	12,677	12,458	26,356	23,540
Total operating expenses	60,698	52,419	120,532	99,657
Loss from operations	(5,978)	(8,831)	(15,301)	(16,391)
Other income (expense)
Interest income	734	507	1,429	896
Interest expense	—	—	—	(4)
Other income, net	734	507	1,429	892
Loss before income taxes	(5,244)	(8,324)	(13,872)	(15,499)
Provision for income taxes	146	133	351	113
Net loss	(5,390)	(8,457)	(14,223)	(15,612)
Net loss and adjustment attributable to non-controlling interest (Note 4)	(165)	—	(415)	—
Net loss attributable to BlackLine, Inc.	$(5,225)	$(8,457)	$(13,808)	$(15,612)
Basic net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.16)	$(0.25)	$(0.29)
Shares used to calculate basic net loss per share	55,171	53,555	55,004	53,354
Diluted net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.16)	$(0.25)	$(0.29)
Shares used to calculate diluted net loss per share	55,171	53,555	55,004	53,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,390)	$(8,457)	$(14,223)	$(15,612)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2019 and 2018	142	16	236	(54)
Foreign currency translation	220	—	298	—
Other comprehensive income (loss)	362	16	534	(54)
Comprehensive loss	(5,028)	(8,441)	(13,689)	(15,666)
Less: Other comprehensive income attributable to redeemable non-controlling interest (excluding adjustment to redeemable non-controlling interest)	(111)	—	(323)	—
Comprehensive loss attributable to BlackLine, Inc.	$(4,917)	$(8,441)	$(13,366)	$(15,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Quarter Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at March 31, 2019	55,031	$550	$459,118	$45	$(139,177)	$320,536
Stock option exercises	118	1	1,799	—	—	1,800
Vesting of restricted stock units	84	1	—	—	—	1
Issuance of common stock through employee stock purchase plan	74	1	2,551	—	—	2,552
Acquisition of common stock for tax withholding obligations	—	—	(859)	—	—	(859)
Stock-based compensation	—	—	8,126	—	—	8,126
Other comprehensive income	—	—	—	254	—	254
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(54)	—	(5,171)	(5,225)
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(144,348)	$327,185

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(130,594)	$321,569
Stock option exercises	288	2	4,560	—	—	4,562
Vesting of restricted stock units	262	3	—	—	—	3
Issuance of common stock through employee stock purchase plan	74	1	2,551	—	—	2,552
Acquisition of common stock for tax withholding obligations	—	—	(2,588)	—	—	(2,588)
Stock-based compensation	—	—	14,641	—	—	14,641
Other comprehensive income	—	—	—	254	—	254
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(54)	—	(13,754)	(13,808)
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(144,348)	$327,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.) (UNAUDITED)

(in thousands)

	Quarter Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2018	53,442	$535	$427,104	$(133)	$(109,945)	$317,561
Stock option exercises	393	4	2,647	—	—	2,651
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,197)	—	—	(3,197)
Stock-based compensation	—	—	5,514	—	—	5,514
Other comprehensive income	—	—	—	16	—	16
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(8,457)	(8,457)
Balance at June 30, 2018	53,837	$539	$432,068	$(117)	$(118,402)	$314,088

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	852	9	6,095	—	—	6,104
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,213)	—	—	(3,213)
Stock-based compensation	—	—	9,558	—	—	9,558
Other comprehensive income	—	—	—	(54)	—	(54)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(15,612)	(15,612)
Balance at June 30, 2018	53,837	$539	$432,068	$(117)	$(118,402)	$314,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(13,808)	$(15,612)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	(415)	—
Net loss	(14,223)	(15,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,476	10,931
Change in fair value of contingent consideration	184	190
Stock-based compensation	14,464	9,367
Noncash lease expense	2,460	—
Accretion of purchase discounts/premiums on marketable securities, net	(773)	(304)
Net foreign currency losses	1	403
Deferred income taxes	(18)	(307)
Provision for (benefit from) doubtful accounts receivable	73	(43)
Changes in operating assets and liabilities:
Accounts receivable	(4,271)	652
Prepaid expenses and other current assets	2,601	(2,624)
Other assets	(7,636)	(3,454)
Accounts payable	(1,066)	(4,910)
Accrued expenses and other current liabilities	(4,051)	(1,131)
Deferred revenue	15,123	13,150
Operating lease liabilities	(2,698)	—
Other long-term liabilities	—	195
Net cash provided by operating activities	11,646	6,503
Cash flows from investing activities
Purchases of marketable securities	(69,522)	(66,914)
Proceeds from maturities of marketable securities	74,988	62,449
Capitalized software development costs	(2,599)	(3,113)
Purchases of property and equipment	(1,989)	(3,696)
Net cash provided by (used in) investing activities	878	(11,274)
Cash flows from financing activities
Proceeds from exercises of stock options	4,565	6,065
Proceeds from employee stock purchase plan	2,552	—
Acquisition of common stock for tax withholding obligations	(2,588)	(3,213)
Principal payments on capital lease obligations	—	(443)
Financed purchases of property and equipment	(145)	—
Net cash provided by financing activities	4,384	2,409
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	164	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,072	(2,362)
Cash, cash equivalents, and restricted cash, beginning of period	46,455	31,504
Cash, cash equivalents, and restricted cash, end of period	$63,527	$29,142

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$63,255	$28,682
Restricted cash included within prepaid expenses and other current assets at end of period	19	200
Restricted cash included within other assets at end of period	253	260
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$63,527	$29,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Six Months Ended June 30,
	2019	2018
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$177	$191
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$113	$264
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$1,279	$125
Leased assets obtained in exchange for new operating lease liabilities	$1,056	$—

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

The Company is headquartered in Woodland Hills, California and has offices in Australia, Canada, France, Germany, Hong Kong, Netherlands, Poland, Romania, Singapore, and the United Kingdom.

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant accounting policies

The Company’s significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as noted below, there have been no material changes to the Company’s significant accounting policies.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification No. 842, Leases, on a prospective basis.

Financial information related to periods prior to adoption are as originally reported under ASC 840, Leases. At January 1, 2019, the Company recorded operating lease right-of-use (“ROU”) assets of $14.9 million and operating lease liabilities of $18.3 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s stockholders’ equity, results of operations, or cash flows.

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

The Company has leases for office space, equipment, and data centers. The Company’s leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to four years, and some of which include options to terminate the leases within one year.

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

ROU assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced on or prior to that date. The Company uses the incremental borrowing rate at the commencement date, or remeasurement date, for operating leases. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. The Company’s leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

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

Recently adopted accounting pronouncements

In August 2018, the FASB issued guidance which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The guidance will be effective for the Company for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted this guidance on a prospective basis effective April 1, 2019, and the adoption of this standard resulted in the Company capitalizing $0.4 million of implementation and consulting costs relating to its various hosting arrangements in the quarter and six months ended June 30, 2019.

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

In February 2018, the FASB issued an Accounting Standard Update (“ASU”) that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The Company adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Leases

The following table sets forth the Company’s lease expense (in thousands):

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,475	$2,988
Short-term lease cost	203	421
Variable cost	101	238
Total lease cost	$1,779	$3,647

Supplemental information related to the Company’s leases was as follows (in thousands, except percentages):

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,603	$3,130

June 30, 2019
Weighted-average remaining lease term - operating leases (in years)	3.8
Weighted-average discount rate - operating leases	6%

Maturities of lease liabilities at June 30, 2019 was (in thousands):

2019 (remaining 6 months)	$3,123
2020	5,271
2021	3,994
2022	2,965
2023	2,805
Thereafter	560
Total lease payments	18,718
Less imputed interest	(2,014)
Total	$16,704

At June 30, 2019, leases entered into that have not yet commenced were not material and are not reflected in the table above.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 was (in thousands):

2019	$7,059
2020	5,307
2021	3,786
2022	2,586
2023	2,638
Thereafter	237
Total	$21,613

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

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interests in BlackLine K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0.1 million at June 30, 2019.

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below:

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Balance at beginning of period	$4,175	$4,387
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(219)	(469)
Foreign currency translation	108	146
Adjustment to redeemable non-controlling interest	54	54
Balance at end of period	$4,118	$4,118

Note 5 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$29,684	$47	$(4)	$29,727
Corporate bonds	37,249	104	(1)	37,352
Commercial paper	14,860	—	—	14,860
	$81,793	$151	$(5)	$81,939

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,856	$—	$(29)	$25,827
Corporate bonds	32,030	—	(60)	31,970
Commercial paper	28,599	—	—	28,599
	$86,485	$—	$(89)	$86,396

During the quarters and six months ended June 30, 2019 and 2018, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.2 million and $0.5 million for the quarter and six months ended June 30, 2019, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.2 million and $0.3 million for the quarter and six months ended June 30, 2018. Net gains and losses are determined using the specific identification method.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$74,718	$74,855
Maturing between 1 and 2 years	7,075	7,084
	$81,793	$81,939

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Partner referral fees	$789	$5,219
Other prepaid expenses and other current assets	10,664	8,823
	$11,453	$14,042

Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred customer contract acquisition costs	$41,553	$34,172
Restricted cash	253	274
Other assets	2,674	2,419
	$44,480	$36,865

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued salaries and employee benefits	$14,557	$17,054
Accrued income and other taxes payable	2,834	4,547
Short-term tenant improvement allowance	—	475
Other accrued expenses and current liabilities	3,069	2,629
	$20,460	$24,705

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,592	$—	$—	$41,592
Marketable securities
U.S. treasury securities	29,727	—	—	29,727
Corporate bonds	—	37,352	—	37,352
Commercial paper	—	14,860	—	14,860
Total assets	$71,319	$52,212	$—	$123,531
Liabilities
Contingent consideration	$—	$—	$6,500	$6,500
Total liabilities	$—	$—	$6,500	$6,500

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,021	$—	$—	$32,021
Marketable securities
U.S. treasury securities	25,827	—	—	25,827
Corporate bonds	—	31,970	—	31,970
Commercial paper	—	28,599	—	28,599
Total assets	$57,848	$60,569	$—	$118,417
Liabilities
Contingent consideration	$—	$—	$6,316	$6,316
Total liabilities	$—	$—	$6,316	$6,316

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning fair value	$6,307	$5,978	$6,316	$5,866
Change in fair value	193	78	184	190
Ending fair value	$6,500	$6,056	$6,500	$6,056

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

Note 7 – Commitments and Contingencies

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.5 million and $6.3 million at June 30, 2019 and December 31, 2018, respectively.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2019 and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 8 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$1,159	$682	$2,047	$1,520
Sales and marketing	3,558	2,308	6,552	3,745
Research and development	1,235	675	2,179	1,104
General and administrative	2,060	1,728	3,686	2,998
	$8,012	$5,393	$14,464	$9,367

For each of the quarters ended June 30, 2019 and 2018, stock-based compensation capitalized as an asset was $0.1 million. For each of the six months ended June 30, 2019 and 2018, stock-based compensation capitalized as an asset was $0.2 million.

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2018	3,820
Granted	480
Exercised	(304)
Forfeited/canceled	(23)
Outstanding at June 30, 2019	3,973

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2018	1,300
Granted	797
Vested	(305)
Forfeited/canceled	(47)
Nonvested at June 30, 2019	1,745

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and, at December 31, 2018, because each yearly target had not yet been set, no grant date for the options was established.  The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established.  The total fair value of the awards at grant date was approximately $24 million.  At June 30, 2019, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards.

Note 9 – Unearned Revenue and Performance Obligations

Revenue totaling $94.5 million and $74.7 million was recognized during the six months ended June 30, 2019 and 2018, respectively, that was previously included in the deferred revenue balance at December 31, 2018 and 2017, respectively.

Contracted not recognized revenue was $302.3 million at June 30, 2019, of which the Company expects to recognize approximately 64% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For each of the quarters ended June 30, 2019 and 2018, the Company recorded $0.1 million in income tax expense. For the quarters ended June 30, 2019 and 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the six months ended June 30, 2019 and 2018, the Company recorded $0.4 million and $0.1 million in income tax expense, respectively. The increase in the income tax expense for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was related to a reduction in net operating losses in the Company’s foreign jurisdictions for the current period.  For the six months ended June 30, 2019 and 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to BlackLine, Inc.	$(5,225)	$(8,457)	$(13,808)	$(15,612)
Denominator:
Weighted average shares	55,171	53,555	55,004	53,354
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	55,171	53,555	55,004	53,354
Basic net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.16)	$(0.25)	$(0.29)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.16)	$(0.25)	$(0.29)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	June 30,
	2019	2018
Stock options with service-only vesting conditions	3,973	4,515
Stock options with performance conditions	683	683
Restricted stock units	1,745	1,089
Total shares excluded from net loss per share	6,401	6,287

Note 12 – Geographic Information

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$53,731	$43,662	$103,899	$84,674
International	15,933	11,792	29,894	22,064
	$69,664	$55,454	$133,793	$106,738

Note 13 – Subsequent Events

On August 6, 2019, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of August 20, 2019 and quarterly thereafter for 12 consecutive quarters.

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

At June 30, 2019, we had approximately 237,000 individual users across more than 2,800 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

For the quarters ended June 30, 2019 and 2018, we had revenues totaling $69.7 million and $55.5 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $5.2 million and $8.5 million, respectively. For the six months ended June 30, 2019 and 2018, we had revenues totaling $133.8 million and $106.7 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $13.8 million and $15.6 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019
Dollar-based net revenue retention rate	111%	109%	108%	108%	108%
Number of customers	2,402	2,494	2,631	2,707	2,813
Number of users	209,550	214,747	222,619	226,979	236,802

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

Number of customers.  We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business.  We define a customer as an entity with an active subscription agreement as of the measurement date.  In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.  However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2019 and 2018, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)		(in thousands, except percentages)
GAAP gross profit	$54,720	$43,588	$105,231	$83,266
GAAP gross margin	78.5%	78.6%	78.7%	78.0%
GAAP net loss attributable to BlackLine, Inc.	$(5,225)	$(8,457)	$(13,808)	$(15,612)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP gross profit	$57,591	$45,978	$110,701	$88,209
Non-GAAP gross margin	82.7%	82.9%	82.7%	82.6%
Non-GAAP net income attributable to BlackLine, Inc.	$6,095	$485	$7,244	$790

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of acquired developed technology and stock-based compensation expense. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the effect of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the benefit from income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation expense, the change in the fair value of contingent consideration, costs incurred relating to our registration statement and related shelf offering for certain of our stockholders, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount.  We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$54,720	$43,588	$105,231	$83,266
Amortization of developed technology	1,712	1,708	3,423	3,423
Stock-based compensation expense	1,159	682	2,047	1,520
Total non-GAAP gross profit	$57,591	$45,978	$110,701	$88,209
Gross margin	78.5%	78.6%	78.7%	78.0%
Non-GAAP gross margin	82.7%	82.9%	82.7%	82.6%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(5,225)	$(8,457)	$(13,808)	$(15,612)
Benefit from income taxes	(18)	(65)	(18)	(191)
Amortization of intangibles	3,079	3,312	6,156	6,635
Stock-based compensation expense	8,012	5,393	14,464	9,367
Change in fair value of contingent consideration	193	78	184	190
Shelf offering costs	—	224	212	401
Adjustment to redeemable non-controlling interest	54	—	54	—
Total non-GAAP net income attributable to BlackLine, Inc.	$6,095	$485	$7,244	$790

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues
Subscription and support	$66,066	$53,047	$127,340	$101,672
Professional services	3,598	2,407	6,453	5,066
Total revenues	69,664	55,454	133,793	106,738
Cost of revenues
Subscription and support	11,588	9,493	22,420	18,874
Professional services	3,356	2,373	6,142	4,598
Total cost of revenues	14,944	11,866	28,562	23,472
Gross profit	54,720	43,588	105,231	83,266
Operating expenses
Sales and marketing	37,192	32,150	73,040	61,377
Research and development	10,829	7,811	21,136	14,740
General and administrative	12,677	12,458	26,356	23,540
Total operating expenses	60,698	52,419	120,532	99,657
Loss from operations	(5,978)	(8,831)	(15,301)	(16,391)
Other income (expense)
Interest income	734	507	1,429	896
Interest expense	—	—	—	(4)
Other income, net	734	507	1,429	892
Loss before income taxes	(5,244)	(8,324)	(13,872)	(15,499)
Provision for income taxes	146	133	351	113
Net loss	$(5,390)	$(8,457)	$(14,223)	$(15,612)
Net loss and adjustment attributable to non-controlling interest	(165)	—	(415)	—
Net loss attributable to BlackLine, Inc.	$(5,225)	$(8,457)	$(13,808)	$(15,612)

Quarters and Six Months Ended June 30, 2019 and 2018

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$66,066	$53,047	$13,019	25%	$127,340	$101,672	$25,668	25%
Professional services	3,598	2,407	1,191	49%	6,453	5,066	1,387	27%
Total revenues	$69,664	$55,454	$14,210	26%	$133,793	$106,738	$27,055	25%

	June 30,
	2019	2018
Dollar-based net revenue retention rate*	108%	111%
Number of customers*	2,813	2,402
Number of users*	236,802	209,550
*Exclusive of on-premise software

The increase in revenues for the quarter and six months ended June 30, 2019, compared to the quarter and six months ended June 30, 2018, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales. The total number of customers and users at June 30, 2019 increased by 17% and 13%, respectively, as compared to June 30, 2018.

Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$11,588	$9,493	$2,095	22%	$22,420	$18,874	$3,546	19%
Professional services	3,356	2,373	983	41%	6,142	4,598	1,544	34%
Total cost of revenues	$14,944	$11,866	$3,078	26%	$28,562	$23,472	$5,090	22%
Gross margin	78.5%	78.6%			78.7%	78.0%

The increase in cost of revenues for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, was primarily due to a $1.0 million increase in salaries, benefits, and stock-based compensation; a $0.7 million increase in computer software expenses; a $0.3 million increase in data center-related costs; a $0.3 million increase in depreciation and amortization; a $0.3 million increase in travel-related costs; and a $0.2 million increase in amortization of developed technology. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 46% from the quarter ended June 30, 2018 to the quarter ended June 30, 2019.The increase in computer software expenses was primarily driven by purchases of additional server licenses driven by growth in our customer base.

The increase in cost of revenues for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a $1.4 million increase in computer software expenses; a $1.3 million increase in salaries, benefits, and stock-based compensation; a $0.6 million increase in depreciation and amortization; a $0.5 million increase in travel-related costs; a $0.5 million increase in amortization of developed technology; a $0.4 million increase in data center-related costs; and a $0.2 million increase in professional services expense. The increase in computer software expenses was primarily driven by purchases of additional server licenses driven by growth in our customer base. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 39% from the six months ended June 30, 2018 to the six months ended June 30, 2019. Depreciation and amortization expense increased due to an increase in capital expenditures related to improving customer application performance and improving customer support levels. Travel-related costs increased due to increased customer implementations due to customer growth. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we continue to expand the functionality of our solutions. Data center-related costs increased due to growth in our customer base.

Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$37,192	$32,150	$5,042	16%	$73,040	$61,377	$11,663	19%
Percentage of total revenues	53.4%	58.0%			54.6%	57.5%

The increase in sales and marketing expenses for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, was primarily due to a $6.0 million increase in salaries, sales commissions, incentives, and stock-based compensation; a $0.6 million increase in travel-related costs; and a $0.4 million increase in computer software expenses, partially offset by a $1.8 million decrease in partner referral fees. The increase in salaries, sales commissions, incentives, and stock-based compensation was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 13% from the quarter ended June 30, 2018 to the quarter ended June 30, 2019. Travel-related costs increased due to the expansion of our sales organization. Computer software expenses increased due to the additional software licenses driven by an increase in average sales and marketing headcount. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

The increase in sales and marketing expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a $12.3 million increase in salaries, sales commissions, incentives, and stock-based compensation; a $1.1 million increase in travel-related costs; and a $0.7 million increase in computer software expenses, partially offset by a $2.7 million decrease in partner referral fees. The increase in salaries, sales commissions, incentives, and stock-based compensation was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 11% from the six months ended June 30, 2018 to the six months ended June 30, 2019. Travel-related costs increased due to the expansion of our sales organization. Computer software expenses increased due to the additional software licenses driven by an increase in average sales and marketing headcount. The decreases in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development, gross	$12,171	$9,377	$2,794	30%	$23,490	$17,815	$5,675	32%
Capitalized internally developed software costs	(1,342)	(1,566)	224	(14%)	(2,354)	(3,075)	721	(23%)
Research and development, net	$10,829	$7,811	$3,018	39%	$21,136	$14,740	$6,396	43%
Percentage of total revenues	15.5%	14.1%			15.8%	13.8%

The increase in research and development expenses for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, was primarily due to a $2.2 million increase in salaries, benefits, and stock-based compensation; a $0.5 million increase in professional services expense; and a $0.2 million decrease in capitalized software costs, which resulted in an increase in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 10% from the quarter ended June 30, 2018 to the quarter ended June 30, 2019. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

The increase in research and development expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a $4.7 million increase in salaries, benefits, and stock-based compensation; an $0.8 million increase in professional services expense; and a $0.7 million decrease in capitalized software costs, which resulted in an increase in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 12% from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$12,677	$12,458	$219	2%	$26,356	$23,540	$2,816	12%
Percentage of total revenues	18.2%	22.5%			19.7%	22.1%

The increase in general and administrative expenses for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, was primarily due to a $1.3 million increase in salaries, benefits, and stock-based compensation. This increase was partially offset by a $0.9 million decrease in foreign currency losses and a $0.3 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 14% from the quarter ended June 30, 2018 to the quarter ended June 30, 2019. The decrease in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, on open intercompany balances denominated in foreign currencies.

The increase in general and administrative expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a $2.6 million increase in salaries, benefits, and stock-based compensation and a $0.6 million increase in professional services expense. These increases were partially offset by a $0.5 million decrease in depreciation and amortization and a $0.4 million decrease in foreign currency losses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 19% from the six months ended June 30, 2018 to the six months ended June 30, 2019. The decrease in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, on open intercompany balances denominated in foreign currencies.

Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$734	$507	$227	45%	$1,429	$896	$533	59%

The increase in interest income during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, was primarily due to an increase in average interest rates in the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018.

The increase in interest income during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to an increase in average interest rates in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$—	$—	$—	—%	$—	$4	$(4)	(100%)

Interest expense was minimal during the six months ended June 30, 2018.

Provision for income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for income taxes	$146	$133	$13	10%	$351	$113	$238	211%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended June 30, 2019, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For each of the quarters ended June 30, 2019 and 2018, we recorded $0.1 million of income tax expense. For the quarters ended June 30, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the quarter ended June 30, 2019 was primarily related to our international operations.

For the six months ended June 30, 2019 and 2018, we recorded $0.4 million and $0.1 million of income tax expense, respectively. For the six months ended June 30, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the quarter ended June 30, 2019 was primarily related to our international operations.

Liquidity and Capital Resources

At June 30, 2019, our principal sources of liquidity was an aggregate of $145.2 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities.  We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We may require or opportunistically raise additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$11,646	$6,503
Net cash provided by (used in) investing activities	$878	$(11,274)
Net cash provided by financing activities	$4,384	$2,409

Net Cash Provided By Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur.  Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash lease expense, and deferred taxes.

For the six months ended June 30, 2019, cash provided by operations was $11.6 million, resulting from net non-cash expenses of $27.9 million, largely offset by our net loss of $14.2 million and net cash flow used as a result of changes in operating assets and liabilities of $2.0 million. The $2.0 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $7.6 million increase in other assets; a $4.3 million increase in accounts receivable; a $4.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2018 employee bonuses during the six months ended June 30, 2019; a $2.7 million decrease in operating lease liabilities; and a $1.1 million decrease in accounts payable. These changes in our operating assets and liabilities were largely offset by a $15.1 million increase in deferred revenue as a result of the growth in our customer and user base and a $2.6 million decrease in prepaid expenses and other current assets.

For the six months ended June 30, 2018, cash provided by operations was $6.5 million, resulting from net non-cash expenses of $20.2 million and net cash flow provided as a result of changes in operating assets and liabilities of $1.9 million, largely offset by our net loss of $15.6 million. The $1.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $13.2 million increase in deferred revenue as a result of the growth in our customer and user base and a $0.7 million decrease in accounts receivable due to increased collections. These changes in our operating assets and liabilities were largely offset by a $4.9 million decrease in accounts payable; a $3.5 million increase in other assets; a $2.6 million increase in prepaid expenses and other current assets; and a $1.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2017 employee bonuses during the six months ended June 30, 2018.

Net Cash Provided by (Used In) Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the six months ended June 30, 2019, cash provided by investing activities was $0.9 million as a result of $5.5 million of proceeds from maturities of marketable securities, net of purchases, partially offset by $2.6 million in capitalized software development costs and $2.0 million in purchases of property and equipment.

For the six months ended June 30, 2018, cash used in investing activities was $11.3 million as a result of $4.5 million of purchases of marketable securities, net of proceeds from maturities, $3.7 million in purchases of property and equipment, and $3.1 million in capitalized software development costs.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities was $4.4 million primarily as a result of $4.6 million of proceeds from exercises of stock options and $2.6 million of proceeds from the employee stock purchase plan, partially offset by $2.6 million of acquisitions of common stock for tax withholding obligations.

For the six months ended June 30, 2018, cash provided by financing activities was $2.4 million primarily as a result of $6.1 million of proceeds from the exercises of stock options, partially offset by $3.2 million of acquisitions of common stock for tax withholding obligations and $0.4 million of principal payments on capital lease obligations.

Contractual Obligations and Commitments

Contractual obligations at June 30, 2019 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$8,265	$4,606	$3,659	$—	$—

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

At June 30, 2019, liabilities for unrecognized tax benefits of $1.4 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at June 30, 2019 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$253	$—	$—	$—	$253

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At June 30, 2019, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

We have leases for office space, equipment, and datacenters. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to four years, and some of which include options to terminate the leases within one year.

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

ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we used its incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced on or prior to that date. We used the incremental borrowing rate at the commencement date, or remeasurement date, for operating leases. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Additionally, we used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

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

Recent Accounting Pronouncements

See Note 2 - “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

We had cash and cash equivalents and marketable securities of $145.2 million at June 30, 2019. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2019, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the future growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.

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

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $13.8 million and $15.6 million for the six months ended June 30, 2019 and 2018, respectively. We had an accumulated deficit of $144.3 million at June 30, 2019. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 978 at June 30, 2019 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If our solution is no longer an SAP-endorsed business solution, our business could be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, or if the counterparties to our relationships offer competing solutions, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

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

The market for accounting and financial software and services is highly competitive and rapidly evolving. Our competitors vary in size and in the breadth and scope of the products and services they offer. We often compete with other vendors of financial automation software such as Trintech. We also compete with large, well-established, enterprise application software vendors, such as Oracle, whose Hyperion software contains components that compete with our platform. In the future, a competitor offering ERP software could include a free service similar to ours as part of its standard offerings or may offer a free standalone version of a service similar to ours. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 22% and 21% of our revenues from sales outside the United States in the six months ended June 30, 2019 and 2018, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Our success and ability to compete depend, in part, upon our intellectual property. We currently have one patent application, which has been awarded a Notice of Allowance from the United States Patent and Trademark Office, but has not yet resulted in an issued patent. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications in place that we believe allow for the lawful transfer of personal data from the EU and Switzerland to the United States, however, the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the EU-U.S. Privacy Shield or Swiss-U.S. Privacy Shield will continue to serve as an appropriate means for us to transfer personal data from the EU to the United States.  Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and superseded current EU data protection legislation.  GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data.  As GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements in certain areas if they so choose. Noncompliance with GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information, when it goes into effect on January 1, 2020. California legislators have proposed amendments to the CCPA, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.  We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process in March 2017 to leave the EU by June 2017 (often referred to as “Brexit”). This period has been extended by agreement between the EU and the United Kingdom to October 31, 2019. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom recently implemented a Data Protection Bill that substantially implements GDPR, which became effective in May 2018.  It is unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

Additionally, Brexit has adversely impacted global markets and foreign currencies. In particular, the value of the British pound declined as compared to the U.S. dollar and other currencies.  This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the EU, but it is uncertain over what time period this will occur.  A significantly weaker British pound compared to the U.S. dollar could have a negative effect on our business, financial condition and results of operations.

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

Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. Obtaining the necessary authorizations, including any required license, for a particular export or sale may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. The U.S. export control laws and economic sanctions laws prohibit the export, re-export or transfer of specific products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provided to U.S. sanctions targets, our solutions could be sold by resellers or could be used by persons in sanctioned countries despite such precautions. Failure to comply with the U.S. export control, sanctions and import laws could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2019, we had goodwill and intangible assets with a net book value of $206.8 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At June 30, 2019, our Principal Stockholders beneficially owned, in the aggregate, approximately 18% of our outstanding common stock and three directors affiliated with our Principal Stockholders serve on our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: August 7, 2019

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2019