Form 10-Q
period 2019-09-30
BLACKLINE, INC.
filed 2019-11-07
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding at October 31, 2019 was 55,639,281.

BlackLine, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

Part 1 – Financial Information

Item 1.	Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$528,197	$46,181
Marketable securities	68,324	86,396
Accounts receivable, net	81,865	74,902
Prepaid expenses and other current assets	10,874	14,042
Total current assets	689,260	221,521
Capitalized software development costs, net	9,424	9,023
Property and equipment, net	12,891	13,536
Intangible assets, net	19,063	27,785
Goodwill	185,138	185,138
Operating lease right-of-use assets	13,381	—
Other assets	46,482	36,865
Total assets	$975,639	$493,868
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,614	$3,442
Accrued expenses and other current liabilities	25,704	24,705
Deferred revenue	144,100	129,074
Short-term portion of operating lease liabilities	4,779	—
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	178,205	159,229
Operating lease liabilities, noncurrent	11,710	—
Convertible senior notes, net	378,856	—
Contingent consideration	4,621	4,308
Deferred tax liabilities, net	1,151	1,116
Deferred revenue, noncurrent	222	277
Other long-term liabilities	—	2,982
Total liabilities	574,765	167,912
Commitments and contingencies (Note 8)
Redeemable non-controlling interest (Note 4)	4,453	4,387
Stockholders' equity:
Common stock	556	547
Additional paid-in capital	548,201	451,571
Accumulated other comprehensive income	415	45
Accumulated deficit	(152,751)	(130,594)
Total stockholders' equity	396,421	321,569
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$975,639	$493,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Subscription and support	$70,311	$56,170	$197,651	$157,842
Professional services	4,614	2,564	11,067	7,630
Total revenues	74,925	58,734	208,718	165,472
Cost of revenues
Subscription and support	11,689	11,174	34,109	30,048
Professional services	3,603	2,343	9,745	6,941
Total cost of revenues	15,292	13,517	43,854	36,989
Gross profit	59,633	45,217	164,864	128,483
Operating expenses
Sales and marketing	41,848	31,709	114,888	93,086
Research and development	11,558	7,261	32,694	22,001
General and administrative	14,088	11,268	40,444	34,808
Total operating expenses	67,494	50,238	188,026	149,895
Loss from operations	(7,861)	(5,021)	(23,162)	(21,412)
Other income (expense)
Interest income	2,161	578	3,590	1,474
Interest expense	(3,006)	—	(3,006)	(4)
Other income (expense), net	(845)	578	584	1,470
Loss before income taxes	(8,706)	(4,443)	(22,578)	(19,942)
Provision for income taxes	206	17	557	130
Net loss	(8,912)	(4,460)	(23,135)	(20,072)
Net loss and adjustment attributable to non-controlling interest (Note 4)	330	—	(85)	—
Net loss attributable to BlackLine, Inc.	$(9,242)	$(4,460)	$(23,050)	$(20,072)
Basic net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.08)	$(0.42)	$(0.37)
Shares used to calculate basic net loss per share	55,480	54,263	55,164	53,660
Diluted net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.08)	$(0.42)	$(0.37)
Shares used to calculate diluted net loss per share	55,480	54,263	55,164	53,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(8,912)	$(4,460)	$(23,135)	$(20,072)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2019 and 2018	(23)	25	213	(29)
Foreign currency translation	10	—	308	—
Other comprehensive income (loss)	(13)	25	521	(29)
Comprehensive loss	(8,925)	(4,435)	(22,614)	(20,101)
Less: Other comprehensive loss attributable to redeemable non-controlling interest (excluding adjustment to redeemable non-controlling interest)	(504)	—	(827)	—
Comprehensive loss attributable to BlackLine, Inc.	$(8,421)	$(4,435)	$(21,787)	$(20,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Quarter Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(144,348)	$327,185
Stock option exercises	247	2	3,803	—	—	3,805
Vesting of restricted stock units	77	1	—	—	—	1
Issuance of common stock through employee stock purchase plan	—	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(784)	—	—	(784)
Stock-based compensation	—	—	10,260	—	—	10,260
Other comprehensive loss	—	—	—	116	—	116
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(839)	—	(8,403)	(9,242)
Balance at September 30, 2019	55,631	$556	$548,201	$415	$(152,751)	$396,421

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(130,594)	$321,569
Stock option exercises	535	4	8,363	—	—	8,367
Vesting of restricted stock units	339	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	74	1	2,551	—	—	2,552
Acquisition of common stock for tax withholding obligations	—	—	(3,372)	—	—	(3,372)
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive income	—	—	—	370	—	370
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(893)	—	(22,157)	(23,050)
Balance at September 30, 2019	55,631	$556	$548,201	$415	$(152,751)	$396,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.) (UNAUDITED)

(in thousands)

	Quarter Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2018	53,837	$539	$432,068	$(117)	$(118,402)	$314,088
Stock option exercises	806	8	7,408	—	—	7,416
Vesting of restricted stock units	—	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	5,476	—	—	5,476
Other comprehensive income	—	—	—	25	—	25
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(4,460)	(4,460)
Balance at September 30, 2018	54,643	$547	$444,840	$(92)	$(122,862)	$322,433

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(102,790)	$317,305
Stock option exercises	1,658	17	13,503	—	—	13,520
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,325)	—	—	(3,325)
Stock-based compensation	—	—	15,034	—	—	15,034
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(20,072)	(20,072)
Balance at September 30, 2018	54,643	$547	$444,840	$(92)	$(122,862)	$322,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(23,050)	$(20,072)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	(85)	—
Net loss	(23,135)	(20,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,803	16,767
Change in fair value of contingent consideration	313	287
Amortization of debt discount and issuance costs	2,923	—
Stock-based compensation	24,605	14,707
Noncash lease expense	3,677	—
Accretion of purchase discounts on marketable securities, net	(873)	(602)
Net foreign currency losses	138	334
Deferred income taxes	35	(443)
Provision for (benefit from) doubtful accounts receivable	157	(19)
Changes in operating assets and liabilities:
Accounts receivable	(7,455)	(1,735)
Prepaid expenses and other current assets	3,129	(2,392)
Other assets	(9,647)	(5,017)
Accounts payable	(1,591)	(4,401)
Accrued expenses and other current liabilities	1,447	(58)
Deferred revenue	14,971	13,925
Operating lease liabilities	(3,997)	—
Other long-term liabilities	—	36
Net cash provided by operating activities	21,500	11,317
Cash flows from investing activities
Purchases of marketable securities	(93,259)	(103,624)
Proceeds from maturities of marketable securities	95,138	91,840
Proceeds from sales of marketable securities	17,279	7,118
Capitalized software development costs	(3,751)	(4,640)
Purchases of property and equipment	(3,461)	(4,588)
Net cash provided by (used in) investing activities	11,946	(13,894)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	487,163	—
Purchase of capped calls related to convertible senior notes	(46,150)	—
Proceeds from exercises of stock options	8,371	13,520
Proceeds from employee stock purchase plan	2,552	—
Acquisition of common stock for tax withholding obligations	(3,372)	(3,325)
Principal payments on capital lease obligations	—	(443)
Financed purchases of property and equipment	(314)	—
Net cash provided by financing activities	448,250	9,752
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	308	—
Net increase in cash, cash equivalents, and restricted cash	482,004	7,175
Cash, cash equivalents, and restricted cash, beginning of period	46,455	31,504
Cash, cash equivalents, and restricted cash, end of period	$528,459	$38,679

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$528,197	$38,401
Restricted cash included within prepaid expenses and other current assets at end of period	19	—

Restricted cash included within other assets at end of period	243	278
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$528,459	$38,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$296	$327
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$182	$328
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$360	$55
Leased assets obtained in exchange for new operating lease liabilities	$2,195	$—

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

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification No. 842, Leases, on a modified retrospective basis.

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

The Company has leases for office space, equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately six years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.

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

Recently adopted accounting pronouncements

In August 2018, the FASB issued guidance which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The guidance will be effective for the Company for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted this guidance on a prospective basis effective April 1, 2019, and the adoption of this standard resulted in the Company capitalizing $0.3 million and $0.7 million, respectively, of implementation and consulting costs relating to its various hosting arrangements in the quarter and nine months ended September 30, 2019.

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

Note 3 – Leases

The following table sets forth the Company’s lease expense (in thousands):

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,402	$4,390
Short-term lease cost	239	660
Variable cost	216	454
Total lease cost	$1,857	$5,504

Supplemental information related to the Company’s leases was as follows (in thousands, except percentages):

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,655	$4,785

September 30, 2019
Weighted-average remaining lease term - operating leases (in years)	4.3
Weighted-average discount rate - operating leases	6%

Maturities of lease liabilities at September 30, 2019 was (in thousands):

2019 (remaining 3 months)	$1,545
2020	5,352
2021	4,112
2022	3,062
2023	2,901
Thereafter	1,632
Total lease payments	18,604
Less imputed interest	(2,115)
Total	$16,489

At September 30, 2019, leases entered into that have not yet commenced were $0.2 million and are not reflected in the table above.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 was (in thousands):

2019	$7,059
2020	5,307
2021	3,786
2022	2,586
2023	2,638
Thereafter	237
Total	$21,613

Note 4 – Redeemable Non-Controlling Interest

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

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interests in BlackLine K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0.9 million at September 30, 2019.

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below:

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$4,118	$4,387
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(509)	(978)
Foreign currency translation	5	151
Adjustment to redeemable non-controlling interest	839	893
Balance at end of period	$4,453	$4,453

Note 5 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$33,202	$52	$—	$33,254
Corporate bonds	20,276	72	—	20,348
Commercial paper	14,722	—	—	14,722
	$68,200	$124	$—	$68,324

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,856	$—	$(29)	$25,827
Corporate bonds	32,030	—	(60)	31,970
Commercial paper	28,599	—	—	28,599
	$86,485	$—	$(89)	$86,396

During the quarters and nine months ended September 30, 2019 and 2018 there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.1 million and $0.7 million for the quarter and nine months ended September 30, 2019, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings in the unaudited condensed consolidated statements of operations were $0.3 million and $0.6 million for the quarter and nine months ended September 30, 2018. Net gains and losses are determined using the specific identification method.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$62,648	$62,772
Maturing between 1 and 2 years	5,552	5,552
	$68,200	$68,324

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Partner referral fees	$61	$5,219
Other prepaid expenses and other current assets	10,813	8,823
	$10,874	$14,042

Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred customer contract acquisition costs	$43,549	$34,172
Restricted cash	243	274
Other assets	2,690	2,419
	$46,482	$36,865

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued salaries and employee benefits	$17,812	$17,054
Accrued income and other taxes payable	4,084	4,547
Short-term tenant improvement allowance	—	475
Other accrued expenses and current liabilities	3,808	2,629
	$25,704	$24,705

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$25,104	$—	$—	$25,104
Marketable securities
U.S. treasury securities	33,254	—	—	33,254
Corporate bonds	—	20,348	—	20,348
Commercial paper	—	14,722	—	14,722
Total assets	$58,358	$35,070	$—	$93,428
Liabilities
Contingent consideration	$—	$—	$6,629	$6,629
Total liabilities	$—	$—	$6,629	$6,629

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,021	$—	$—	$32,021
Marketable securities
U.S. treasury securities	25,827	—	—	25,827
Corporate bonds	—	31,970	—	31,970
Commercial paper	—	28,599	—	28,599
Total assets	$57,848	$60,569	$—	$118,417
Liabilities
Contingent consideration	$—	$—	$6,316	$6,316
Total liabilities	$—	$—	$6,316	$6,316

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning fair value	$6,500	$6,056	$6,316	$5,866
Change in fair value	129	97	313	287
Ending fair value	$6,629	$6,153	$6,629	$6,153

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

Note 7 – Convertible Senior Notes

On August 13, 2019, the Company sold $500.0 million, which includes the initial purchasers option of $65.0 million, aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial resale of the Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

Interest on the Notes is payable semi-annually in cash at a rate of 0.125% per annum on February 1 and August 1 of each year, beginning on February 1, 2020. The Notes mature on August 1, 2024 unless redeemed, repurchased or converted prior to such date in accordance with their terms.

Prior to the close of business on the business day immediately preceding May 1, 2024, the Notes will be convertible only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019, and only during such calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

(2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;

(3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events set forth in the Indenture.

On or after May 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes, at their option, may convert all or any portion of their Notes regardless of the foregoing conditions.

The Notes have an initial conversion rate of 13.6244 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $73.40 per share of common stock. The conversion rate is subject to adjustment for certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

If the Company undergoes a fundamental change, as described in the Indenture, prior to the maturity date of the Notes, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.

The Indenture contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Notes shall, declare all principal and accrued and unpaid interest, if any, of the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of, and accrued and unpaid interest on the Notes will automatically become due and payable.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component of $114.2 million was recorded as a debt discount. In addition, the Company incurred $12.8 million of transaction costs related to the Notes of which $9.9 million and $2.9 million, respectively, was allocated to the liability and equity components of the Notes. Transaction costs allocated to the liability component was recorded as additional debt discount.  The equity component of the Notes will not be remeasured as long as it continues to meet the conditions for equity classification.  The debt discount is amortized to interest expense over the term of the Notes using the effective interest method.

To estimate the fair value of a similar liability that does not have an associated conversion feature, the Company discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable nonconvertible note. The Company applied judgment to determine the interest rate which was estimated based on the credit spread implied by the Notes issuance. Significant inputs used in the model to determine the applicable interest rate include expected volatility over the term of the Notes and selection of comparable companies.

The Notes consisted of the following (in thousands):

September 30, 2019
Liability:
Principal	$500,000
Unamortized debt discount and issuance costs	(121,144)
Net carrying amount	$378,856
Carrying amount of the equity component	$111,230

The effective interest rate of the liability component of the Notes, excluding the conversion option, is 6.06%.

The Company carries the Notes at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach as of September 30, 2019 was approximately $479.6 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.

During the quarter and nine months ended September 30, 2019, the Company recognized $2.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense.

As of September 30, 2019, the remaining life of the Notes is approximately 58 months.

The Notes were not convertible as of September 30, 2019.

Capped Calls

In conjunction with the issuance of the Notes, the Company entered into capped call transactions (the “Capped Calls”) with a certain counterparty affiliated with the Initial Purchasers and others at a cost of approximately $46.2 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.

Under the Capped Calls, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock, with an exercise price equal to the initial conversion price of each of the Notes, and a cap price of $106.76 per share of common stock, subject to certain adjustments under the terms of the Capped Calls.

By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes its common stock price exceeds the conversion price of the Notes.

The cost of the Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.

Note 8 – Commitments and Contingencies

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”).  In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.6 million and $6.3 million at September 30, 2019 and December 31, 2018, respectively.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2019 and December 31, 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Note 9 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$1,431	$869	$3,478	$2,389
Sales and marketing	4,522	2,182	11,074	5,927
Research and development	1,452	651	3,631	1,755
General and administrative	2,736	1,638	6,422	4,636
	$10,141	$5,340	$24,605	$14,707

For each of the quarters ended September 30, 2019 and 2018, stock-based compensation capitalized as an asset was $0.1 million. For each of the nine months ended September 30, 2019 and 2018, stock-based compensation capitalized as an asset was $0.3 million.

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2018	3,820
Granted	480
Exercised	(552)
Forfeited/canceled	(52)
Outstanding at September 30, 2019	3,696

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2018	1,300
Granted	875
Vested	(397)
Forfeited/canceled	(86)
Nonvested at September 30, 2019	1,692

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process and, at December 31, 2018, because each yearly target had not yet been set, no grant date for the options was established. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24.0 million. At September 30, 2019, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards.

Note 10 – Unearned Revenue and Performance Obligations

Revenue totaling $117.8 million and $96.6 million was recognized during the nine months ended September 30, 2019 and 2018, respectively, that was previously included in the deferred revenue balance at December 31, 2018 and 2017, respectively.

Contracted not recognized revenue was $312.0 million at September 30, 2019, of which the Company expects to recognize approximately 64% over the next 12 months and the remainder thereafter.

Note 11 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended September 30, 2019 and 2018, the Company recorded $0.2 million and $17,000, respectively, in income tax expense. For the quarters ended September 30, 2019 and 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the nine months ended September 30, 2019 and 2018, the Company recorded $0.6 million and $0.1 million, respectively, in income tax expense. The increase in the income tax expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was related to a reduction in net operating losses in the Company’s foreign jurisdictions for the current period. For the nine months ended September 30, 2019 and 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 12 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to BlackLine, Inc.	$(9,242)	$(4,460)	$(23,050)	$(20,072)
Denominator:
Weighted average shares	55,480	54,263	55,164	53,660
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	55,480	54,263	55,164	53,660
Basic net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.08)	$(0.42)	$(0.37)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.08)	$(0.42)	$(0.37)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	September 30,
	2019	2018
Stock options with service-only vesting conditions	3,696	3,772
Stock options with performance conditions	683	683
Restricted stock units	1,692	1,202
Total shares excluded from net loss per share	6,071	5,657

Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the quarter ended September 30, 2019, the average market price of the Company’s common stock did not exceed the conversion price of the Notes of $73.40 per share.

Note 13 – Geographic Information

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$58,588	$46,782	$162,487	$131,456
International	16,337	11,952	46,231	34,016
	$74,925	$58,734	$208,718	$165,472

Note 14 – Subsequent Events

On November 5, 2019, the Company’s Compensation Committee approved restricted stock unit grants to employees totaling approximately 67,000 shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of November 20, 2019 and quarterly thereafter for 12 consecutive quarters.

On November 5, 2019, the Company’s Stock Award Committee approved restricted stock unit grants to employees totaling 18,000 shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on each of the first four anniversaries of November 20, 2019.

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

At September 30, 2019, we had approximately 245,000 individual users across approximately 2,900 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

For the quarters ended September 30, 2019 and 2018, we had revenues totaling $74.9 million and $58.7 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $9.2 million and $4.5 million, respectively. For the nine months ended September 30, 2019 and 2018, we had revenues totaling $208.7 million and $165.5 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $23.1 million and $20.1 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Each of the metrics below exclude the impact of on-premise software.

	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019
Dollar-based net revenue retention rate	109%	108%	108%	108%	109%
Number of customers	2,494	2,631	2,707	2,813	2,871
Number of users	214,747	222,619	226,979	236,802	244,515

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

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2019 and 2018, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
GAAP gross profit	$59,633	$45,217	$164,864	$128,483
GAAP gross margin	79.6%	77.0%	79.0%	77.6%
GAAP net loss attributable to BlackLine, Inc.	$(9,242)	$(4,460)	$(23,050)	$(20,072)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Non-GAAP gross profit	$62,263	$47,807	$172,964	$136,016
Non-GAAP gross margin	83.1%	81.4%	82.9%	82.2%
Non-GAAP net income attributable to BlackLine, Inc.	$7,029	$4,145	$14,273	$4,936

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

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation expense, the amortization of debt discount and issuance costs from our convertible notes, legal settlement gains, the change in the fair value of contingent consideration, costs incurred relating to our registration statement and related shelf offering for certain of our stockholders, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$59,633	$45,217	$164,864	$128,483
Amortization of developed technology	1,199	1,721	4,622	5,144
Stock-based compensation expense	1,431	869	3,478	2,389
Total non-GAAP gross profit	$62,263	$47,807	$172,964	$136,016
Gross margin	79.6%	77.0%	79.0%	77.6%
Non-GAAP gross margin	83.1%	81.4%	82.9%	82.2%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(9,242)	$(4,460)	$(23,050)	$(20,072)
Provision for (benefit from) income taxes	53	(137)	35	(327)
Amortization of intangibles	2,566	3,305	8,722	9,940
Stock-based compensation expense	10,141	5,340	24,605	14,707
Amortization of debt discount and issuance costs	2,923	—	2,923	—
Change in fair value of contingent consideration	129	97	313	287
Legal settlement gains	(380)	—	(380)	—
Shelf offering costs	—	—	212	401
Adjustment to redeemable non-controlling interest	839	—	893	—
Total non-GAAP net income attributable to BlackLine, Inc.	$7,029	$4,145	$14,273	$4,936

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Subscription and support	$70,311	$56,170	$197,651	$157,842
Professional services	4,614	2,564	11,067	7,630
Total revenues	74,925	58,734	208,718	165,472
Cost of revenues
Subscription and support	11,689	11,174	34,109	30,048
Professional services	3,603	2,343	9,745	6,941
Total cost of revenues	15,292	13,517	43,854	36,989
Gross profit	59,633	45,217	164,864	128,483
Operating expenses
Sales and marketing	41,848	31,709	114,888	93,086
Research and development	11,558	7,261	32,694	22,001
General and administrative	14,088	11,268	40,444	34,808
Total operating expenses	67,494	50,238	188,026	149,895
Loss from operations	(7,861)	(5,021)	(23,162)	(21,412)
Other income (expense)
Interest income	2,161	578	3,590	1,474
Interest expense	(3,006)	—	(3,006)	(4)
Other income (expense), net	(845)	578	584	1,470
Loss before income taxes	(8,706)	(4,443)	(22,578)	(19,942)
Provision for income taxes	206	17	557	130
Net loss	$(8,912)	$(4,460)	$(23,135)	$(20,072)
Net loss and adjustment attributable to non-controlling interest	330	—	(85)	—
Net loss attributable to BlackLine, Inc.	$(9,242)	$(4,460)	$(23,050)	$(20,072)

Quarters and Nine Months Ended September 30, 2019 and 2018

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Subscription and support	$70,311	$56,170	$14,141	25%	$197,651	$157,842	$39,809	25%
Professional services	4,614	2,564	2,050	80%	11,067	7,630	3,437	45%
Total revenues	$74,925	$58,734	$16,191	28%	$208,718	$165,472	$43,246	26%

	September 30,
	2019	2018
Dollar-based net revenue retention rate*	109%	109%
Number of customers*	2,871	2,494
Number of users*	244,515	214,747
*Exclusive of on-premise software

The increase in revenues for the quarter and nine months ended September 30, 2019, compared to the quarter and nine months ended September 30, 2018, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales. The total number of customers and users at September 30, 2019 increased by 15% and 14%, respectively, as compared to September 30, 2018.

Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Subscription and support	$11,689	$11,174	$515	5%	$34,109	$30,048	$4,061	14%
Professional services	3,603	2,343	1,260	54%	9,745	6,941	2,804	40%
Total cost of revenues	$15,292	$13,517	$1,775	13%	$43,854	$36,989	$6,865	19%
Gross margin	79.6%	77.0%			79.0%	77.6%

The increase in cost of revenues for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, was primarily due to a $1.6 million increase in salaries, benefits, and stock-based compensation and a $0.6 million increase in computer software expenses, partially offset by a $0.3 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 10% from the quarter ended September 30, 2018 to the quarter ended September 30, 2019. The increase in computer software expenses was primarily driven by purchases of additional server licenses driven by growth in our customer and user base.

The increase in cost of revenues for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a $2.9 million increase in salaries, benefits, and stock-based compensation; a $1.9 million increase in computer software expenses; a $0.6 million increase in amortization of developed technology; and a $0.5 million increase in travel-related costs. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 27% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in computer software expenses was primarily driven by purchases of additional server licenses driven by growth in our customer base. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we continue to expand the functionality of our solutions.

Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$41,848	$31,709	$10,139	32%	$114,888	$93,086	$21,802	23%
Percentage of total revenues	55.9%	54.0%			55.0%	56.3%

The increase in sales and marketing expenses for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, was primarily due to an $8.7 million increase in salaries, sales commissions, incentives, and stock-based compensation; a $3.8 million increase in advertising and trade show expenses; a $0.7 million increase in travel-related costs; and a $0.3 million increase in computer software expenses, partially offset by a $3.2 million decrease in partner referral fees. The increase in salaries, sales commissions, incentives, and stock-based compensation was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 27% from the quarter ended September 30, 2018 to the quarter ended September 30, 2019. The increase in advertising and trade shows was primarily due to moving our annual InTheBlack conference to the third quarter in 2019 compared to the fourth quarter in 2018, as well as increased marketing efforts. Travel-related costs increased due to the expansion of our sales organization. The increase in computer software expenses was primarily driven by the expansion of our sales organization. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

The increase in sales and marketing expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a $21.0 million increase in salaries, sales commissions, incentives, and stock-based compensation; a $3.9 million increase in advertising and trade show expenses; a $1.8 million increase in travel-related costs; and a $1.1 million increase in computer software expenses, partially offset by a $5.9 million decrease in partner referral fees. The increase in salaries, sales commissions, incentives, and stock-based compensation was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 16% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in advertising and trade shows was primarily due to moving our annual InTheBlack conference to the third quarter in 2019 compared to the fourth quarter in 2018, as well as increased marketing efforts. Travel-related costs increased due to the expansion of our sales organization. Computer software expenses increased due to the additional software licenses driven by an increase in average sales and marketing headcount. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Research and development, gross	$12,779	$8,858	$3,921	44%	$36,270	$26,673	$9,597	36%
Capitalized internally developed software costs	(1,221)	(1,597)	376	(24%)	(3,576)	(4,672)	1,096	(23%)
Research and development, net	$11,558	$7,261	$4,297	59%	$32,694	$22,001	$10,693	49%
Percentage of total revenues	15.4%	12.4%			15.7%	13.3%

The increase in research and development expenses for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, was primarily due to a $2.9 million increase in salaries, benefits, and stock-based compensation; a $0.6 million increase in professional services expense; and a $0.4 million decrease in capitalized software costs, which resulted in an increase in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 17% from the quarter ended September 30, 2018 to the quarter ended September 30, 2019. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

The increase in research and development expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a $7.6 million increase in salaries, benefits, and stock-based compensation; a $1.4 million increase in professional services expense; and a $1.1 million decrease in capitalized software costs, which resulted in an increase in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 14% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$14,088	$11,268	$2,820	25%	$40,444	$34,808	$5,636	16%
Percentage of total revenues	18.8%	19.2%			19.4%	21.0%

The increase in general and administrative expenses for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, was primarily due to a $2.3 million increase in salaries, benefits, and stock-based compensation; a $0.9 million increase in foreign currency losses; and a $0.4 million increase in professional services expense, partially offset by a $0.4 million legal settlement gain, which settled in the third quarter of 2019. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 20% from the quarter ended September 30, 2018 to the quarter ended September 30, 2019. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, on net asset balances denominated in foreign currencies.

The increase in general and administrative expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a $4.9 million increase in salaries, benefits, and stock-based compensation; a $1.0 million increase in professional services expense; and a $0.5 million increase in foreign currency losses. These increases were partially offset by a $0.7 million decrease in depreciation and amortization and a $0.4 million legal settlement gain, which settled in the third quarter of 2019. The increase in salaries, benefits, and stock-based compensation was primarily driven by an increase in average headcount, which increased 20% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, on net asset balances denominated in foreign currencies.

Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Interest income	$2,161	$578	$1,583	274%	$3,590	$1,474	$2,116	144%

The increase in interest income during the quarter and nine months ended September 30, 2019, compared to the quarter and nine months ended September 30, 2018, was primarily due to interest earned on higher cash balances relating to the proceeds of the Convertible Senior Notes (the “Notes”) issuance, as well as an increase in average interest rates in the quarter and nine months ended September 30, 2019, compared to the quarter and nine months ended September 30, 2018.

Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$3,006	$—	$3,006	N/A	$3,006	$4	$3,002	*
* Not meaningful

The increase in interest expense during the quarter and nine months ended September 30, 2019, compared to the quarter and nine months ended September 30, 2018, was due to amortization of the debt discount on the Notes issued during the quarter and, to a lesser extent, interest accrued during the period on the outstanding balance on the Notes.

Provision for income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Provision for income taxes	$206	$17	$189	*	$557	$130	$427	328%
* Not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended September 30, 2019, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended September 30, 2019 and 2018, we recorded $0.2 million and $17,000 of income tax expense, respectively. For the quarters ended September 30, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the quarter ended September 30, 2019 was primarily related to our international operations.

For the nine months ended September 30, 2019 and 2018, we recorded $0.6 million and $0.1 million, respectively, in income tax expense. The increase in income tax expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was related to a reduction in net operating losses in our foreign jurisdictions for the current period. For the nine months ended September 30, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At September 30, 2019, our principal sources of liquidity was an aggregate of $596.5 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities. We had $500.0 million aggregate principal amount of Notes outstanding at September 30, 2019. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The Notes were not convertible at September 30, 2019.

In connection with the offering of the Notes, we entered into the Capped Calls with the counterparties covering, subject to anti-dilution adjustments, approximately 6.8 million shares of our common stock. If the Capped Calls are exercised and the market value per share of our common stock is greater than the strike price of $73.40 of the Capped Calls but not greater than the cap price of $106.76 for the Capped Calls, we expect to receive from the counterparties a number of shares of our common stock or, at our election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of our common stock relating to the Capped Calls being exercised. As a result, the Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes unless we elect, at our option and subject to certain conditions specified under the Capped Calls, for the options to be settled in cash rather than shares of our common stock. If, however, the market value per share of our common stock, as measured under the terms of the Capped Calls at the time of exercise, exceeds the cap price of the Capped Calls, the number of shares of our common stock or the amount of cash we expect to receive upon the exercise of the Capped Calls will be capped at a number of shares of our common stock with an aggregate market value approximately equal to (1) the excess of the cap price of the Capped Calls over the strike price of the Capped Calls times (2) the number of shares of our common stock relating to the Capped Calls (or the portions thereof) being exercised, and the dilution mitigation under the Capped Calls will be limited to such capped number of shares of our common stock we expect to receive. It is our current intent to settle conversions of the Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$21,500	$11,317
Net cash provided by (used in) investing activities	$11,946	$(13,894)
Net cash provided by financing activities	$448,250	$9,752

Net Cash Provided By Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash lease expense, amortization of debt discount and issuance costs, and deferred taxes.

For the nine months ended September 30, 2019, cash provided by operations was $21.5 million, resulting from net non-cash expenses of $47.8 million, partially offset by our net loss of $23.1 million and net cash flow used as a result of changes in operating assets and liabilities of $3.1 million. The $3.1 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $9.6 million increase in other assets; a $7.5 million increase in accounts receivable; a $4.0 million decrease in operating lease liabilities; and a $1.6 million decrease in accounts payable. These changes in our operating assets and liabilities were largely offset by a $15.0 million increase in deferred revenue as a result of the growth in our customer and user base; a $3.1 million decrease in prepaid expenses and other current assets; and a $1.4 million increase in accrued expenses and other current liabilities.

For the nine months ended September 30, 2018, cash provided by operations was $11.3 million, resulting from net non-cash expenses of $31.0 million and net cash flow provided as a result of changes in operating assets and liabilities of $0.4 million, largely offset by our net loss of $20.1 million. The $11.3 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $13.9 million increase in deferred revenue as a result of the growth of our customer and user base. This change in our operating assets and liabilities was largely offset by a $5.0 million increase in other assets; a $4.4 million decrease in accounts payable; a $2.4 million increase in prepaid expenses and other current assets; and a $1.7 million increase in accounts receivable.

Net Cash Provided by (Used In) Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the nine months ended September 30, 2019, cash provided by investing activities was $11.9 million as a result of $19.2 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $3.8 million in capitalized software development costs and $3.5 million in purchases of property and equipment.

For the nine months ended September 30, 2018, cash used in investing activities was $13.9 million as a result of $4.7 million of purchases of marketable securities, net of proceeds from maturities and sales, $4.6 million in capitalized software development costs, and $4.6 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was $448.3 million primarily as a result of net proceeds of $441.0 million from the issuance of the Notes and the purchase of the associated Capped Calls; $8.4 million of proceeds from exercises of stock options; and $2.6 million of proceeds from the employee stock purchase plan, partially offset by $3.4 million of acquisitions of common stock for tax withholding obligations.

For the nine months ended September 30, 2018, cash provided by financing activities was $9.8 million primarily as a result of $13.5 million of proceeds from the exercises of stock options, partially offset by $3.3 million of acquisitions of common stock for tax withholding obligations.

Contractual Obligations and Commitments

Contractual obligations at September 30, 2019 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$13,920	$4,882	$9,038	$—	$—

We are required to pay up to a maximum of $8.0 million of contingent consideration relating to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. We have not included this obligation in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability. The settlement of this liability depends on our ability to generate taxable income in the future to realize this tax benefit.

At September 30, 2019, liabilities for unrecognized tax benefits of $1.6 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at September 30, 2019 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$277	$—	$—	$—	$277

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At September 30, 2019, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

We have leases for office space, equipment, and datacenters. Our leases have remaining initial lease terms of less than one year to approximately six years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.

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

In August 2019, we issued $500.0 million aggregate principal amount of 0.125% convertible senior notes due 2024. The Notes have a fixed annual interest rate of 0.125%; therefore, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

We had cash and cash equivalents and marketable securities of $596.5 million at September 30, 2019. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds.  The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2019, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $23.1 million and $20.1 million for the nine months ended September 30, 2019 and 2018, respectively. We had an accumulated deficit of $152.8 million at September 30, 2019. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 1,006 at September 30, 2019 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 22% and 21% of our revenues from sales outside the United States in the nine months ended September 30, 2019 and 2018, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and superseded current EU data protection legislation. GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data. As GDPR is a regulation rather than a directive, it applies throughout all EU member states, but permits member states to enact supplemental requirements in certain areas if they so choose. Noncompliance with GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. Aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process in March 2017 to leave the EU by June 2017 (often referred to as “Brexit”). This period has been extended by agreement between the EU and the United Kingdom to January 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom recently implemented a Data Protection Bill that substantially implements GDPR, which became effective in May 2018.Whether the United Kingdom’s withdrawal from the EU pursuant to Brexit ultimately transpires, as well as its timing, remain unclear, as do the manners in which U.K. data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated.

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

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the Notes in cash at their maturity (if not earlier converted, redeemed, or repurchased), and our future debt may contain limitations on our ability to pay cash upon conversions of Notes or at their maturity or to repurchase the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in an Indenture (the “Indenture”) dated August 13, 2019, between us and U.S. Bank National Association, as trustee (the “Trustee”). In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted as described in the Indenture. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay cash upon conversions of Notes or at their maturity as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the Indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the notes or pay cash with respect to Notes being converted or at maturity of the Notes.

We are subject to counterparty risk with respect to the Capped Calls.

The counterparties to the Capped Calls are financial institutions and are subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the counterparties is not secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the Capped Calls and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2019, we had goodwill and intangible assets with a net book value of $204.2 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

At September 30, 2019, our Principal Stockholders beneficially owned, in the aggregate, approximately 18% of our outstanding common stock and three directors affiliated with our Principal Stockholders serve on our board of directors. Further, we entered into a Stockholders’ Agreement with the Principal Stockholders which provides that the Principal Stockholders are entitled to designate members of our board of directors.  We anticipate that the parties to the Stockholders’ Agreement will agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	8/13/19

4.2	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1).	8-K	001-37924	4.2	8/13/19

10.1	Purchase Agreement, dated August 8, 2019, by and among the Company and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37924	10.1	8/13/19

10.2	Form of Capped Call Confirmation.	8-K	001-37924	10.2	8/13/19

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

Date: November 7, 2019

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2019