Form 10-K
period 2019-12-31
BLACKLINE, INC.
filed 2020-02-27
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(818) 223-9008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BL	The NASDAQ Stock Market LLC
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2019 as reported by the NASDAQ Global Select Market on such date was $2.408 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

At February 21, 2020, 56,300,027 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2020, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

BLACKLINE, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole, references to “Silver Lake Sumeru” refers to either or both of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and references to “Iconiq” refer to any or all of Iconiq Strategic Partners, L.P., ICONIQ Strategic Partners-B, L.P. and Iconiq Strategic Partners Co-Invest, L.P., BL Series.  We refer to Iconiq, Therese Tucker, and Mario Spanicciati collectively as our Principal Stockholders.

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

On August 31, 2016 we acquired Runbook Company B.V. (“Runbook”), which is referred to as the “Runbook Acquisition.”

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, and Compliance. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub and Smart Close.

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

Customers

Our customers include multinational corporations, large domestic enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2019, we had over 267,000 individual users across more than 3,000 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.

Products and Services

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, and Compliance. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub, and Smart Close.

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

•

Support. We provide live customer support 24/7/365 from our offices in Woodland Hills, Sydney and London. All customers have access to support resources by phone, email or through our portal, free of charge.

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

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights are important to our business. We currently have one patent, which was issued on October 1, 2019. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

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

At December 31, 2019, we employed 1,055 people globally. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in May 2001. Our principal executive offices are located at 21300 Victory Blvd., 12th Floor, Woodland Hills, California 91367, and our telephone number is (818) 223-9008.  On September 3, 2013, BlackLine, Inc., a newly-formed Delaware C-Corporation, acquired BlackLine Systems, Inc., a California S-Corporation, and Silver Lake Sumeru and Iconiq acquired a controlling interest in us, which we refer to as the “2013 Acquisition”.  We completed our initial public offering in November 2016, and our common stock is listed on the NASDAQ Global Select Market under the symbol “BL.”

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

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $32.5 million, $28.7 million, and $33.4 million for the years ended December 31, 2019, 2018, and 2017 respectively. We had an accumulated deficit of $163.6 million at December 31, 2019. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 1,055 at December 31, 2019 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We currently derive and expect to continue to derive substantially all of our revenues from our Close Process Management solution. As such, the continued growth in market demand for this solution is critical to our continued success. In 2016, we introduced two software solutions, Intercompany Hub and Smart Close, and one software product, Insights, but cannot be certain that they will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.

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

Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information regarding their customers or employees. Our platform is at risk for breaches as a result of third-party action, employee, vendor or contractor error, malfeasance or other factors. If any unauthorized or inadvertent access to or a security breach of our platform occurs, or is believed to occur, such an event could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. We may also suffer breaches of our internal systems. Security breaches of our platform or our internal systems could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.

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

We incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our clients and potential clients may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones. Even in the absence of any security breach, customer concerns about, privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance coverage covering privacy, security, and data protection damages and claim expenses may not be sufficient to compensate for all liabilities.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2019, our sales and marketing teams included 517 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We rely on Google Cloud Platform (GCP) and third-party data centers (collectively, “hosting providers”) to deliver our cloud-based software solutions, and any disruption of our use of hosting providers could negatively impact our operations and harm our business.

We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are developing plans to migrate some of our third-party data centers to GCP, increasing our reliance on this cloud provider. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.

We do not control the operation of our hosting providers. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, DDoS attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our hosting providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. We may have limited remedies against third-party providers in the event of any service disruptions. If our third-party hosting providers are compromised or unavailable or our customers are unable to access our solutions for any reason, our business and operations would be materially and adversely affected.

Our customers have experienced minor disruptions and outages in accessing our solutions in the past, and may in the future experience disruptions, outages, and other performance problems. Although we expend considerable effort to ensure that our platform performance is capable of handling existing and increased traffic levels, the ability of our cloud-based solutions to effectively manage any increased capacity requirements depends on our hosting providers. Our hosting providers may not be able to meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of these facilities. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity requires lead time. As we continue to restructure our data management plans, and increase our cloud hosting capacity, we have and expect to in the future move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. GCP has no obligation to renew their agreements with us on commercially reasonable terms, or at all. If GCP increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to another cloud provider. If we are required to transfer to another cloud provider, we would incur significant costs and experience possible service interruption in connection with doing so.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 23%, 21%, and 19% of our revenues from sales outside the United States in the years ended December 31, 2019, 2018, and 2017 respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;
•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value-added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	uncertain political and economic climates, including the significant volatility in the global financial markets;
•	the impact of natural disasters and public health epidemics, such as the coronavirus, on employees, customers, partners, third-party contractors, travel and the global economy; and
•	reduced or varied protection for intellectual property rights in some countries.

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

We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania and China. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other malicious privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend, in part, upon our intellectual property. We currently have one patent, which was issued on October 1, 2019. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Privacy, security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory framework governing the collection, processing, storage and use of business information, particularly information that affects financial statements, and personal data, is rapidly evolving and any failure or perceived failure to comply with applicable privacy, security, or data protection laws or regulations may adversely affect our business.

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

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications in place that we believe allow for the lawful transfer of personal data from the EU and Switzerland to the United States, however, the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the EU-U.S. Privacy Shield or Swiss-U.S. Privacy Shield will continue to serve as an appropriate means for us to transfer personal data from the EU to the United States.  Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 and superseded previously effective EU data protection legislation. The GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data. As a regulation rather than a directive, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, a referendum was passed in June 2016 in which voters in the United Kingdom approved an exit from the EU, commonly referred to as “Brexit”. The UK’s exit from the EU pursuant to Brexit became effective January 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR, but it remains to be seen whether the United Kingdom’s withdrawal from the EU pursuant to Brexit will substantially impact the manners in which United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance. Privacy, security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our customers’ or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.

To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, Brexit has caused significant political uncertainty in both the U.K. and the EU. It is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results.

Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. As a result, we may be unable to continue to grow in the event of future economic slowdowns.

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

The adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The current legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States is subject to uncertainty. The Federal Communications Commission had previously passed Open Internet rules in February 2015, which generally provided for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the Federal Communications Commission voted to repeal Open Internet rules generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service regulations and return to a “light-touch” regulatory framework known as the “Restoring Internet Freedom Order.” The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed this order. The D.C. Circuit Court of Appeals recently upheld the FCC’s repeal, but ordered the FCC to reconsider certain elements of the repeal; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. In its recent decision on the FCC’s repeal, the D.C. Circuit Court of Appeals also ruled that the FCC does not have the authority to bar states from passing their own net neutrality rules. It is uncertain whether the FCC will argue that some state net neutrality laws are preempted by federal law and challenge such state net neutrality laws on a case-by-case basis. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action.  Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could also harm our business.

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

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. In addition, current and future changes to non-U.S. tax laws, including the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure.

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.

At December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”), of $199.0 million and $99.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The Tax Act includes changes to the U.S. federal corporate income tax rate, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate. The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we currently maintain a full valuation allowance on our U.S. deferred tax assets.

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

We are subject to counterparty risk with respect to the capped call transactions (the “Capped Calls”).

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2019, we had goodwill and intangible assets with a net book value of $202.7 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

•	ratings changes by any securities analysts who follow our company;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actual or perceived privacy, security, or data protection incidents;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property, or our products or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•	any major change in our board of directors or management;
•	sales of shares of our common stock by us or our stockholders;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, or responses to these events.

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

At December 31, 2019, our Principal Stockholders beneficially owned, in the aggregate, approximately 18% of our outstanding common stock and three directors affiliated with our Principal Stockholders serve on our board of directors. Further, pursuant to the Stockholders’ Agreement with the Principal Stockholders, we anticipate that the parties to the Stockholders’ Agreement will agree to vote for certain board nominees as well as other directors recommended by our nominating and corporate governance committee.

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

Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We also occupy additional leased offices located in Australia, Canada, France, Germany, Netherlands, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2019, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Holders of Record

At February 21, 2020, there were 17 shareholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.

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

The following graph compares (i) the cumulative total stockholder return on our common stock from October 28, 2016 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2019 with (ii) the cumulative total return of the S&P 500 Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on October 28, 2016 and the reinvestment of dividends.  The graph uses the closing market price on October 28, 2016 of $23.70 per share as the initial value of our common stock.  As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

*Returns are based on historical results and are not necessarily indicative of future performance.  See the disclosure in Part I, Item 1A. “Risk Factors.”

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data at December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Such consolidated financial data reflects the correction of certain immaterial tax misstatements discussed in Part II, Item 8 “Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Significant Accounting Policies.”

The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017, 2016, and 2015 are derived from our financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2019(1)	2018(1)(3)	2017(1)(3)	2016(1)(2)(3)	2015(1)
		(in thousands, except per share data)
Revenues
Subscription and support	$272,447	$217,406	$167,081	$122,441	$80,080
Professional services	16,529	10,382	8,522	5,593	3,527
Total revenues	288,976	227,788	175,603	128,034	83,607
Cost of revenues
Subscription and support	44,968	41,428	33,530	25,900	19,773
Professional services	14,007	9,446	7,855	4,311	2,956
Total cost of revenues(4)(5)	58,975	50,874	41,385	30,211	22,729
Gross profit	230,001	176,914	134,218	97,823	60,878
Operating expenses
Sales and marketing(4)(5)	158,837	128,808	103,967	71,970	56,546
Research and development(4)	43,006	30,754	23,874	21,125	18,216
General and administrative(4)(5)(6)	56,057	47,188	36,786	27,911	20,928
Total operating expenses	257,900	206,750	164,627	121,006	95,690
Loss from operations	(27,899)	(29,836)	(30,409)	(23,183)	(34,812)
Other income (expense)
Interest income	6,128	2,136	1,069	4	—
Interest expense	(8,650)	(4)	(13)	(5,936)	(3,215)
Change in fair value of the common stock warrant liability	—	—	(3,490)	(5,880)	(420)
Other income (expense), net	(2,522)	2,132	(2,434)	(11,812)	(3,635)
Loss before income taxes	(30,421)	(27,704)	(32,843)	(34,995)	(38,447)
Provision for (benefit from) income taxes	1,725	1,072	565	(8,058)	(13,713)
Net loss	(32,146)	(28,776)	(33,408)	(26,937)	(24,734)
Net loss attributable to non-controlling interest	(1,444)	(62)	—	—	—
Adjustment attributable to non-controlling interest	1,833	—	—	—	—
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)	$(26,937)	$(24,734)
Basic net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)	$(0.63)	$(0.61)
Shares used to calculate basic net loss per share	55,320	53,912	52,161	42,497	40,579
Diluted net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)	$(0.63)	$(0.61)
Shares used to calculate diluted net loss per share	55,320	53,912	52,161	42,497	40,579

(1)

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the full retrospective method applied to all contracts. Results for the years ended December 31, 2019, 2018, 2017, and 2016 are presented under ASC 606, while the results for the year ended December 31, 2015 have not been adjusted for ASC 606.

(2)

On August 31, 2016, we completed the Runbook Acquisition. The Runbook Acquisition was accounted for as a business combination. The results of Runbook are included in our consolidated results of operations for the periods subsequent to the acquisition date.

(3)

Revised to correct for immaterial tax errors, which had previously understated provision for (benefit from) income taxes by $0.9 million, $0.4 million, and $0.6 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	The following table presents stock-based compensation included in each respective expense category (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenues	$4,814	$3,265	$1,149	$715	$466
Sales and marketing	15,389	8,674	10,811	2,490	2,418
Research and development	4,729	2,570	767	809	588
General and administrative	9,120	6,386	3,317	2,512	2,025
	$34,052	$20,895	$16,044	$6,526	$5,497

(5)	The following table presents the amortization of intangible assets included in each respective expense category (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenues	$4,797	$6,863	$6,847	$6,368	$6,139
Sales and marketing	3,872	3,887	3,872	3,605	3,487
General and administrative	1,596	2,273	2,591	2,532	2,466
	$10,265	$13,023	$13,310	$12,505	$12,092
(6)

General and administrative expenses include increases in fair value of contingent consideration of $46,000, $0.5 million, $0.6 million, $0.4 million, and $41,000, for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2019(1)	2018(1)(2)	2017(1)(2)	2016(1)(2)	2015(1)
Cash and cash equivalents	$120,232	$46,181	$31,104	$22,118	$15,205
Marketable securities	487,515	86,396	81,476	83,130	—
Total assets	1,014,552	493,481	460,722	434,205	286,750
Deferred revenue	162,552	129,074	104,184	77,660	52,750
Deferred revenue, noncurrent	163	277	468	489	—
Capital lease obligations, net of current portion	—	—	—	—	558
Long-term debt	—	—	—	—	28,267
Convertible senior notes, net	384,343	—	—	—	—
Redeemable non-controlling interest	4,905	4,387	—	—	—
Total stockholders' equity	398,613	319,267	315,913	308,042	166,168
(1)

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the full retrospective method applied to all contracts. Balance sheet data for December 31, 2019, 2018, 2017, and 2016 is presented under ASC 606, while balance sheet data for December 31, 2015 has not been adjusted for ASC 606.

(2)

Revised to correct for immaterial tax errors, which had previously resulted in the overstatement of total assets by $0.4 million, $0.1 million, and $0.1 million at December 31, 2018, 2017, and 2016, respectively, as well as total stockholders’ equity by $2.3 million, $1.4 million, and $1.0 million at December 31, 2018, 2017, and 2016, respectively.

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

The consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 have been revised to correct for prior period errors as discussed in Item 8 — Note 2, “Significant Accounting Policies”. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the revisions.

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

At December 31, 2019, we had over 267,000 individual users across more than 3,000 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

Our platform consists of eight core cloud-based products, including Transaction Matching, Account Reconciliations, Consolidation Integrity Manager, Daily Reconciliations, Journal Entry, Variance Analysis, Task Management, and Compliance. Customers typically purchase these products in packages that we refer to as solutions, but they have the option to purchase these products individually. Current solutions include Balance Sheet Integrity, Close Process Management, Accounting Process Automation, Finance Transformation, Intercompany Hub and Smart Close.

We derived approximately 94% of our revenue from subscriptions to our cloud-based software platform and approximately 6% from professional services for the year ended December 31, 2019. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.

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

For the years ended December 31, 2019, 2018, and 2017, we had revenues totaling $289.0 million, $227.8 million, and $175.6 million, respectively, and we incurred net losses attributable to Blackline, Inc. of $32.5 million, $28.7 million, and $33.4 million, respectively.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Year Ended December 31,
	2019	2018	2017
Dollar-based net revenue retention rate	110%	108%	112%
Number of customers	3,024	2,631	2,208
Number of users	267,621	222,619	196,612

Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the years ended December 31, 2019, 2018, and 2017, no single customer accounted for more than 10% of our total revenues.

Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products, such as Transaction Matching and Intercompany Hub.

Key Components of our Results of Operations

Revenues

Subscription and support.    The majority of subscriptions are sold through one-year non-cancellable contracts and a growing percentage of subscriptions are sold through three-year contracts. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform comprised approximately 94% of our revenues for the year ended December 31, 2019.

Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support.  Prior to our migration to SaaS in 2012, we licensed our legacy on-premise software. We no longer develop any new applications or functionality for our legacy on-premise software, but we continue to provide post-contract support to one customer that had not migrated to our SaaS solution at December 31, 2019.

Professional services.    We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions for a fixed fee. We also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. Professional services revenues comprised approximately 6% of our revenues for the year ended December 31, 2019.

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

General and administrative.    General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, accounting, auditing and legal professional services fees, recruitment costs, other corporate-related expenses, and allocated overhead costs. General and administrative expenses also include amortization of covenant not to compete and tradename intangible assets, and the change in fair value of contingent consideration. We expect that general and administrative expenses will increase as we incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees.

Interest Income

Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.

Interest Expense

Interest expense consists primarily of interest expense associated with our Convertible Senior Notes (the “Notes”) issued in August 2019.

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

We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. For the year ended December 31, 2019, for both federal and state income taxes, our deferred assets exceeded our deferred tax liabilities and because of our recent history of operating losses we believe that the realization of the deferred tax assets is currently not more likely than not. Accordingly, we have recorded a valuation allowance against our federal, state, and certain foreign deferred tax assets.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except percentages)
GAAP gross profit	$230,001	$176,914	$134,218
GAAP gross margin	79.6%	77.7%	76.4%
GAAP net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except percentages)
Non-GAAP gross profit	$239,612	$187,042	$142,214
Non-GAAP gross margin	82.9%	82.1%	81.0%
Non-GAAP net income attributable to BlackLine, Inc.	$21,993	$5,515	$1,180

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

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes, the change in the fair value of contingent consideration, the change in fair value of the common stock warrant liability, legal settlement gains, cost incurred in relation to our secondary offering, cost incurred relating to our shelf offering, and adjustment to redeemable non-controlling interest. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been impacted by the 2013 Acquisition and the Runbook Acquisition, purchase accounting and other related costs in order to allow a direct comparison of net income (loss) between current and historical periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin, and net loss, the most comparable GAAP measures to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$230,001	$176,914	$134,218
Amortization of developed technology	4,797	6,863	6,847
Stock-based compensation expense	4,814	3,265	1,149
Total non-GAAP gross profit	$239,612	$187,042	$142,214
Gross margin	79.6%	77.7%	76.4%
Non-GAAP gross margin	82.9%	82.1%	81.0%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)
Provision for (benefit from) income taxes	90	(540)	(511)
Amortization of intangible assets	10,265	13,023	13,310
Stock-based compensation	34,052	20,895	16,044
Amortization of debt discount and issuance costs	8,410	—	—
Change in fair value of contingent consideration	46	450	628
Change in fair value of the common stock warrant liability	—	—	3,490
Legal settlement gains	(380)	—	—
Secondary offering costs	—	—	809
Shelf offering costs	212	401	818
Adjustment to redeemable non-controlling interest	1,833	—	—
Total non-GAAP net income attributable to BlackLine, Inc.	$21,993	$5,515	$1,180

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

Consolidated statements of operations information was as follows (in thousands):

The following table presents our consolidated results of operations and reflects the revisions as discussed in Item 8 — Note 2, “Significant Accounting Policies”:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues
Subscription and support	$272,447	$217,406	$167,081
Professional services	16,529	10,382	8,522
Total revenues	288,976	227,788	175,603
Cost of revenues
Subscription and support	44,968	41,428	33,530
Professional services	14,007	9,446	7,855
Total cost of revenues	58,975	50,874	41,385
Gross profit	230,001	176,914	134,218
Operating expenses
Sales and marketing	158,837	128,808	103,967
Research and development	43,006	30,754	23,874
General and administrative	56,057	47,188	36,786
Total operating expenses	257,900	206,750	164,627
Loss from operations	(27,899)	(29,836)	(30,409)
Other income (expense)
Interest income	6,128	2,136	1,069
Interest expense	(8,650)	(4)	(13)
Change in fair value of the common stock warrant liability	-	—	(3,490)
Other income (expense), net	(2,522)	2,132	(2,434)
Loss before income taxes	(30,421)	(27,704)	(32,843)
Provision for income taxes	1,725	1,072	565
Net loss	(32,146)	(28,776)	(33,408)
Net loss attributable to non-controlling interest	(1,444)	(62)	—
Adjustment attributable to non-controlling interest	1,833	—	—
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)

Comparison of Years Ended December 31, 2019, 2018, and 2017

Revenues

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Subscription and support	$272,447	$217,406	$55,041	25%	$217,406	$167,081	$50,325	30%
Professional services	16,529	10,382	6,147	59%	$10,382	8,522	1,860	22%
Total revenues	$288,976	$227,788	$61,188	27%	$227,788	$175,603	$52,185	30%

	Year Ended December 31,
	2019	2018	2017
Dollar-based net revenue retention rate*	110%	108%	112%
Number of customers*	3,024	2,631	2,208
Number of users*	267,621	222,619	196,612
*Exclusive of on-premise software

The increase in revenues for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales.  The total number of customers and users increased by 15% and 20%, respectively, during the year ended December 31, 2019.

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

Cost of revenues

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Subscription and support	$44,968	$41,428	$3,540	9%	$41,428	$33,530	$7,898	24%
Professional services	14,007	9,446	4,561	48%	9,446	7,855	1,591	20%
Total cost of revenues	$58,975	$50,874	$8,101	16%	$50,874	$41,385	$9,489	23%
Gross margin	79.6%	77.7%			77.7%	76.4%

The increase in cost of revenues for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a $4.3 million increase in salaries, benefits, and stock-based compensation; a $2.4 million increase in computer software expenses; a $0.8 million increase in amortization of developed technology; a $0.6 million increase in professional services expense; and a $0.6 million increase in travel-related costs. These increases were partially offset by a $1.0 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 24% increase in average cost of revenues-related headcount from the year ended December 31, 2018 to the year ended December 31, 2019. Computer software expenses increased due to expanded technology infrastructure to support sales growth. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Travel-related costs increased due to increased customer implementations associated with customer growth. Depreciation and amortization expense decreased primarily due to a decrease of amortization relating to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019.

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

Sales and marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$158,837	$128,808	$30,029	23%	$128,808	$103,967	$24,841	24%
Percentage of total revenues	55.0%	56.5%			56.5%	59.2%

The increase in sales and marketing expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a $30.1 million increase in salaries, sales commissions, stock-based compensation, and incentives; a $5.1 million increase in advertising and trade show expenses; a $1.9 million increase in travel-related costs; a $1.3 million increase in computer software expenses; and a $0.6 million increase in professional services expense. These increases were partially offset by a $9.7 million decrease in partner referral fees. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 19% from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts. Travel-related costs increased due to the expansion of our sales organization. Computer software expenses increased due to the additional software licenses driven by an increase in average sales and marketing headcount. The increase in professional services expense was primarily due to growth in our program spend and higher user conference-related expenses. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

The increase in sales and marketing expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a $16.8 million increase in salaries, sales commissions, and incentives; a $5.3 million increase in partner referral fees; a $1.8 million increase in travel-related costs; a $1.3 million increase in advertising and trade show expenses; a $0.7 million increase in overhead-related expenses; a $0.5 million increase in professional services expense; a $0.4 million increase in computer software expenses; and a $0.2 million increase in depreciation and amortization. These increases were partially offset by a $2.1 million decrease in stock-based compensation, which was primarily related to modifications made to Australian stock option awards in the quarter ended September 30, 2017, which increased stock-based compensation for the year ended December 31, 2017. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 15% from the year ended December 31, 2017 to the year ended December 31, 2018. The increases in partner referral fees was primarily driven by the expansion of our relationships with technology vendors, including SAP. Travel-related costs increased due to the expansion of our sales organization. Overhead-related costs increased primarily due to the opening of new sales offices in Paris and Singapore in 2018. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts. The increase in professional services expense was primarily due to growth in our program spend and higher user conference-related expenses.

Research and development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Research and development, gross	$48,269	$36,505	$11,764	32%	$36,505	$28,672	$7,833	27%
Capitalized internally developed software costs	(5,263)	(5,751)	488	(8%)	(5,751)	(4,798)	(953)	20%
Research and development, net	$43,006	$30,754	$12,252	40%	$30,754	$23,874	$6,880	29%
Percentage of total revenues	14.9%	13.5%			13.5%	13.6%

The increase in research and development expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a $9.0 million increase in salaries, benefits, and stock-based compensation; a $1.9 million increase in professional services expense; and a $0.5 million decrease in capitalized software costs, which resulted in an increase in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 12% increase in average headcount from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

The increase in research and development expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an $8.1 million increase in salaries, benefits, and stock-based compensation and a $0.3 million increase in overhead-related expenses, partially offset by a $1.0 million increase in capitalized software costs, which resulted in a decrease in expenses in the periods capitalized, and a $0.6 million decrease in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 24% increase in average headcount from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in capitalized software costs was primarily due to an increase in our headcount, as well as higher capitalization rates.

General and administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$56,057	$47,188	$8,869	19%	$47,188	$36,786	$10,402	28%
Percentage of total revenues	19.4%	20.7%			20.7%	20.9%

The increase in general and administrative expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to an $8.0 million increase in salaries, benefits, and stock-based compensation and a $1.8 million increase in professional services expense. These increases were partially offset by a $0.8 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 20% increase in average headcount from the year ended December 31, 2018 to the year ended December 31, 2019. Depreciation and amortization expense decreased primarily due to a decrease in amortization relating to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019.

The increase in general and administrative expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an $8.2 million increase in salaries, benefits, and stock-based compensation; a $1.9 million increase in foreign currency losses; a $0.9 million increase in overhead-related expenses; a $0.4 million increase in travel-related costs; and a $0.2 million increase in computer software expenses. These increases were partially offset by a $0.6 million decrease in bad debt expense primarily related to older receivables for on-premise license receivables that were reserved for in 2017; a $0.2 million decrease in depreciation and amortization; and a $0.2 million decrease in contingent consideration expense related to the increase in fair value of the contingent consideration. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 27% increase in average headcount from the year ended December 31, 2017 to the year ended December 31, 2018. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the Euro and British Pound during the year ended December 31, 2018, compared to the year ended December 31, 2017, on open intercompany balances denominated in foreign currencies. Overhead-related expenses increased primarily due to the expansion of our corporate headquarters in 2018.

Interest income

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest income	$6,128	$2,136	$3,992	187%	$2,136	$1,069	$1,067	100%

The increase in interest income during the year ended December 31, 2019, compared year ended December 31, 2018, was primarily due to interest earned on higher cash balances relating to the proceeds of the Notes, as well as an increase in average interest rates in the year ended December 31, 2019, compared to the year ended December 31, 2018.

The increase in interest income during the year ended December 31, 2018, compared year ended December 31, 2017, was primarily due to an increase in interest rates and, to a lesser extent, a higher average balance of investments in marketable securities in the year ended December 31, 2018, compared to the year ended December 31, 2017.

Interest expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Interest expense	$8,650	$4	$8,646	*	$4	$13	$(9)	(69%)
* Not meaningful

Interest expense during the year ended December 31, 2019 was due to amortization of the debt discount on the Notes issued during the year and, to a lesser extent, interest accrued during the period on the outstanding balance on the Notes.

Interest expense was minimal during the year ended December 31, 2018.

Provision for income taxes

The amounts below reflect the revisions as discussed in Note 2, “Significant Accounting Policies”.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,725	$1,072	$653	61%	$1,072	$565	$507	90%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2019, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2019 and 2018, we recorded $1.7 million and $1.1 million in income tax expense, respectively. The increase in income tax expense for the year ended December 31, 2019, compared to the year ended December 31, 2018, was attributable to increased profitability in our international operations. For the year ended December 31, 2019, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2018, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2018 and 2017, we recorded $1.1 million and $0.6 million in income tax expense, respectively. The increase in income tax expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, was attributable to increased profitability in our international operations. For the year ended December 31, 2018, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At December 31, 2019, our principal sources of liquidity was an aggregate of $607.7 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade commercial paper, corporate bonds, and U.S. treasury securities. We had $500.0 million aggregate principal amount of Notes outstanding at December 31, 2019. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The Notes were not convertible at December 31, 2019.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$29,724	$16,140	$6,424
Net cash used in investing activities	$(408,450)	$(15,977)	$(7,031)
Net cash provided by financing activities	$452,512	$14,522	$9,593

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

For the year ended December 31, 2019, cash provided by operations was $29.7 million, resulting from net non-cash expenses of $68.2 million, partially offset by our net loss of $32.1 million and net cash flow used as a result of changes in operating assets and liabilities of $6.3 million. The $6.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $28.0 million increase in accounts receivable; a $16.4 million increase in other assets; and a $5.5 million decrease in operating lease liabilities. These changes in our operating assets and liabilities were largely offset by a $33.4 million increase in deferred revenue as a result of the growth of our customer and user base; a $5.8 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses; a $3.2 million increase accounts payable; and a $1.2 million decrease in prepaid expenses and other current assets.

For the year ended December 31, 2018, cash provided by operations was $16.1 million resulting from net non-cash expenses of $43.3 million and net cash flow provided as a result of changes in operating assets and liabilities of $1.6 million, largely offset by our net loss of $28.8 million. The $1.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $24.7 million increase in deferred revenue as a result of the growth of our customer and user base and a $4.2 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses. This change in our operating assets and liabilities was largely offset by a $13.2 million increase in accounts receivable; a $9.5 million increase in other assets; a $4.0 million decrease in accounts payable; and a $0.4 million increase in prepaid expenses and other current assets.

For the year ended December 31, 2017, cash provided by operations was $6.4 million resulting from net non-cash expenses of $40.8 million, largely offset by our net loss of $33.4 million and net cash flow used as a result of changes in operating assets and liabilities of $1.0 million. The $1.0 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $20.2 million increase in accounts receivable due to the growth of our customer and user base; a $7.2 million increase in other assets; a $2.0 million increase in prepaid expenses and other current assets; and a $0.2 million decrease in other long-term liabilities. These changes in our operating assets and liabilities were partially offset by a $26.5 million increase in deferred revenue as a result of the growth of our customer and user base, which are billed in advance of our revenue recognition, and a $2.1 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses.

Net Cash Used In Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the year ended December 31, 2019, cash used in investing activities was $408.5 million as a result of $398.8 million of purchases of marketable securities, net of proceeds from maturities and sales, $5.1 million in capitalized software development costs, and $4.6 million in purchases of property and equipment.

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

Net Cash Provided By Financing Activities

For the year ended December 31, 2019, cash provided by financing activities was $452.5 million primarily as a result of net proceeds of $441.0 million from the issuance of the Notes and the purchase of the associated Capped Calls; $10.6 million of proceeds from exercises of stock options; and $5.3 million of proceeds from the employee stock purchase plan, partially offset by $3.9 million of acquisitions of common stock for tax withholding obligations.

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

Backlog

We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2019 and 2018, we had backlog of approximately $366.9 million and $285.0 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$16,776	$5,038	$11,332	$236	$170

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

At December 31, 2019, liabilities for unrecognized tax benefits of $1.7 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at December 31, 2019 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$284	$—	$—	$—	$284

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2019, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

Capitalized Software Costs

We account for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We capitalize certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. We capitalize certain costs in the development of our SaaS subscription solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our SaaS software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

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

We had cash and cash equivalents and marketable securities of $607.7 million at December 31, 2019. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible note transaction

As described in Note 9 to the consolidated financial statements, the Company issued convertible notes for aggregate gross proceeds of $500 million in August 2019. The nature of the convertible note transaction required management to allocate the proceeds between the liability and equity components, with the equity component representing the difference between the proceeds and the fair value of a similar liability that does not have an associated conversion feature.  To estimate the fair value of a similar liability that does not have an associated conversion feature, management discounted the contractual cash flows of the notes at an estimated interest rate for a comparable non-convertible note.

The principal considerations for our determination that performing procedures relating to the convertible note transaction is a critical audit matter are there was significant judgment by management in determining the fair value of the notes, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimated interest rate of a comparable non-convertible note, which is a significant assumption in determining the fair value of a similar note that does not have an associated conversion feature. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s financing process, including controls over management’s fair value determination. These procedures also included, among others, evaluating the methodology used by management to determine the fair value of a similar liability that does not have an associated conversion feature and evaluating management’s selection of the interest rate of a comparable non-convertible note.  Professionals with specialized skill and knowledge were used to assist in evaluating whether the interest rate of a comparable non-convertible note used by management was reasonable considering consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2020

We have served as the Company’s auditor since 2014.

BLACKLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par values)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$120,232	$46,181
Marketable securities	487,515	86,396
Accounts receivable, net of allowances for doubtful accounts of $237 and $46 at December 31, 2019 and 2018, respectively	102,829	74,902
Prepaid expenses and other current assets	12,830	14,042
Total current assets	723,406	221,521
Capitalized software development costs, net	10,032	9,023
Property and equipment, net	13,024	13,536
Intangible assets, net	17,520	27,785
Goodwill	185,138	185,138
Operating lease right-of-use assets	12,549	—
Other assets	52,883	36,478
Total assets	$1,014,552	$493,481
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,401	$3,442
Accrued expenses and other current liabilities	30,098	24,479
Deferred revenue	162,552	129,074
Short-term portion of operating lease liabilities	4,938	—
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	206,997	159,003
Operating lease liabilities, noncurrent	10,606	—
Convertible senior notes, net	384,343	—
Contingent consideration	4,354	4,308
Deferred tax liabilities, net	4,571	3,257
Deferred revenue, noncurrent	163	277
Other long-term liabilities	—	2,982
Total liabilities	611,034	169,827
Commitments and contingencies (Note 14)
Redeemable non-controlling interest (Note 4)	4,905	4,387
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 55,930,994 issued and outstanding at December 31, 2019 and 54,682,647 issued and outstanding at December 31, 2018	559	547
Additional paid-in capital	561,275	451,571
Accumulated other comprehensive income	377	45
Accumulated deficit	(163,598)	(132,896)
Total stockholders' equity	398,613	319,267
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,014,552	$493,481

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Subscription and support	$272,447	$217,406	$167,081
Professional services	16,529	10,382	8,522
Total revenues	288,976	227,788	175,603
Cost of revenues
Subscription and support	44,968	41,428	33,530
Professional services	14,007	9,446	7,855
Total cost of revenues	58,975	50,874	41,385
Gross profit	230,001	176,914	134,218
Operating expenses
Sales and marketing	158,837	128,808	103,967
Research and development	43,006	30,754	23,874
General and administrative	56,057	47,188	36,786
Total operating expenses	257,900	206,750	164,627
Loss from operations	(27,899)	(29,836)	(30,409)
Other income (expense)
Interest income	6,128	2,136	1,069
Interest expense	(8,650)	(4)	(13)
Change in fair value of the common stock warrant liability	—	—	(3,490)
Other income (expense), net	(2,522)	2,132	(2,434)
Loss before income taxes	(30,421)	(27,704)	(32,843)
Provision for income taxes	1,725	1,072	565
Net loss	(32,146)	(28,776)	(33,408)
Net loss attributable to non-controlling interest (note 4)	(1,444)	(62)	—
Adjustment attributable to non-controlling interest (note 4)	1,833	—	—
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)
Basic net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)
Shares used to calculate basic net loss per share	55,320	53,912	52,161
Diluted net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)
Shares used to calculate diluted net loss per share	55,320	53,912	52,161

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(32,146)	$(28,776)	$(33,408)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the years ended December 31, 2019, 2018 and 2017	200	(26)	(22)
Foreign currency translation	261	266	—
Other comprehensive income (loss)	461	240	(22)
Comprehensive loss	(31,685)	(28,536)	(33,430)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(1,444)	(62)	—
Foreign currency translation attributable to redeemable non-controlling interest	129	132	—
Comprehensive loss attributable to redeemable non-controlling interest	(1,315)	70	—
Comprehensive loss attributable to BlackLine, Inc.	$(30,370)	$(28,606)	$(33,430)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2016	51,278	$513	$378,272	$(41)	$(70,702)	$308,042
Adjustment for change in accounting policy for stock option forfeitures	—	—	72	—	(72)	—
Balance at January 1, 2017	51,278	513	378,344	(41)	(70,774)	308,042
Net exercise of stock warrants	428	4	14,866	—	—	14,870
Stock option exercises	1,277	13	10,239	—	—	10,252
Stock-based compensation	—	—	16,179	—	—	16,179
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss attributable to BlackLine, Inc.	—	—	—	—	(33,408)	(33,408)
Balance at December 31, 2017	52,983	530	419,628	(63)	(104,182)	315,913
Stock option exercises	1,698	17	13,987	—	—	14,004
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,356)	—	—	(3,356)
Stock-based compensation	—	—	21,312	—	—	21,312
Other comprehensive income	—	—	—	108	—	108
Net loss attributable to BlackLine, Inc.	—	—	—	—	(28,714)	(28,714)
Balance at December 31, 2018	54,683	547	451,571	45	(132,896)	319,267
Stock option exercises	691	5	10,561	—	—	10,566
Vesting of restricted stock units	406	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	151	2	5,293	—	—	5,295
Acquisition of common stock for tax withholding obligations	—	—	(3,940)	—	—	(3,940)
Stock-based compensation	—	—	34,543	—	—	34,543
Other comprehensive income	—	—	—	332	—	332
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,833)	—	(30,702)	(32,535)
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	389	(62)	—
Net loss	(32,146)	(28,776)	(33,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,274	22,336	19,971
Change in fair value of common stock warrant liability	—	—	3,490
Change in fair value of contingent consideration	46	450	628
Amortization of debt discount and issuance costs	8,410	—	—
Stock-based compensation	34,052	20,895	16,044
Noncash lease expense	5,013	—	—
(Accretion) amortization of purchase discounts/premiums on marketable securities, net	(2,161)	(928)	37
Net foreign currency losses	65	420	—
Deferred income taxes	1,314	213	85
Provision for (benefit from) doubtful accounts receivable	157	(84)	565
Changes in operating assets and liabilities:
Accounts receivable	(27,962)	(13,207)	(20,189)
Prepaid expenses and other current assets	1,224	(449)	(2,035)
Other assets	(16,429)	(9,475)	(7,176)
Accounts payable	3,244	(4,008)	(25)
Accrued expenses and other current liabilities	5,789	4,191	2,120
Deferred revenue	33,364	24,699	26,504
Operating lease liabilities	(5,530)	—	—
Other long-term liabilities	—	(137)	(187)
Net cash provided by operating activities	29,724	16,140	6,424
Cash flows from investing activities
Purchases of marketable securities	(565,675)	(122,530)	(76,610)
Proceeds from maturities of marketable securities	149,638	111,394	78,205
Proceeds from sales of marketable securities	17,279	7,118	—
Capitalized software development costs	(5,060)	(5,675)	(4,624)
Purchases of property and equipment	(4,632)	(6,284)	(4,002)
Net cash used in investing activities	(408,450)	(15,977)	(7,031)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	4,317	—
Proceeds from issuance of convertible senior notes, net of issuance costs	487,163	—	—
Purchase of capped calls related to convertible senior notes	(46,150)	—	—
Proceeds from exercises of stock options	10,571	14,004	10,252
Proceeds from employee stock purchase plan	5,295	—	—
Acquisition of common stock for tax withholding obligations	(3,940)	(3,356)	—
Payments of initial public offering costs	—	—	(110)
Principal payments on capital lease obligations	—	(443)	(549)
Financed purchases of property and equipment	(427)	—	—
Net cash provided by financing activities	452,512	14,522	9,593
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	261	266	—
Net increase in cash, cash equivalents, and restricted cash	74,047	14,951	8,986
Cash, cash equivalents, and restricted cash, beginning of period	46,455	31,504	22,518
Cash, cash equivalents, and restricted cash, end of period	$120,502	$46,455	$31,504

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$120,232	$46,181	$31,104
Restricted cash included within prepaid expenses and other current assets at end of period	20	—	400
Restricted cash included within other assets at end of period	250	274	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$120,502	$46,455	$31,504

The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$8
Cash paid for income taxes	$1,007	$591	$868
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$491	$417	$135
Net exercise of stock warrants	$—	$—	$14,870
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$560	$359	$331
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$863	$168	$293
Leasehold improvements paid directly by landlord	$—	$—	$1,176
Leased assets obtained in exchange for new operating lease liabilities	$2,699	$—	$—

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

On August 31, 2016 the Company acquired Runbook Company B.V. (“Runbook”), which is referred to as the “Runbook Acquisition.”

The Company is headquartered in Woodland Hills, California and has offices in the Netherlands, Canada, France, Singapore, the United Kingdom, Germany, Australia, Hong Kong, Romania, and Poland.

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

Revision of Previously-Issued Financial Statements

In connection with the preparation of its 2019 annual financial statements, the Company identified an error in its historical provision for income taxes, which resulted in an understatement of its tax provision and deferred tax liabilities in its previously-issued financial statements. The error resulted from the recognition of a foreign deferred tax asset that should not have been recognized for the difference in international entity income for statutory purposes and international entity income included on the consolidated income tax provision. There was no corresponding domestic benefit of this incremental foreign tax expense due to the U.S. entity being subject to a full valuation allowance.

The Company evaluated the effect of these errors on prior periods under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and determined the amounts were not material to previously-issued financial statements. The Company also evaluated the effect of correcting these errors through a cumulative adjustment to the financial statements and concluded, based on the guidance within SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, it was appropriate to revise the previously-issued financial statements to correct these errors. As a result, the Company has revised the accompanying 2018 and 2017 consolidated financial statements. All relevant footnotes have also been adjusted to reflect the impact of the revision for this tax error, as well as certain prior period immaterial disclosure errors. See also Note 19, “Unaudited Quarterly Data”, for the impact of such errors on the unaudited quarterly financial data.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods, including the $1.0 million adjustment to accumulated deficit at January 1, 2017 to correct for those tax errors that originated prior to 2017.

Consolidated Balance Sheet
	December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Other assets	$36,865	$(387)	$36,478
Total assets	$493,868	$(387)	$493,481
Accrued expenses and other current liabilities	$24,705	$(226)	$24,479
Total current liabilities	$159,229	$(226)	$159,003
Deferred tax liabilities, net	$1,116	$2,141	$3,257
Total liabilities	$167,912	$1,915	$169,827
Accumulated deficit	$(130,594)	$(2,302)	$(132,896)
Total stockholders' equity	$321,569	$(2,302)	$319,267
Total liabilities and stockholders' equity	$493,868	$(387)	$493,481

Consolidated Statements of Operations
	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$162	$910	$1,072
Net loss	$(27,866)	$(910)	$(28,776)
Net loss attributable to BlackLine, Inc.	$(27,804)	$(910)	$(28,714)
Basic net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.01)	$(0.53)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.52)	$(0.01)	$(0.53)

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$208	$357	$565
Net loss	$(33,051)	$(357)	$(33,408)
Net loss attributable to BlackLine, Inc.	$(33,051)	$(357)	$(33,408)
Basic net loss per share attributable to BlackLine, Inc.	$(0.63)	$(0.01)	$(0.64)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.63)	$(0.01)	$(0.64)

Consolidated Statements of Comprehensive Loss
	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(27,866)	$(910)	$(28,776)
Comprehensive loss	$(27,626)	$(910)	$(28,536)
Comprehensive loss attributable to BlackLine, Inc.	$(27,696)	$(910)	$(28,606)

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(33,051)	$(357)	$(33,408)
Comprehensive loss	$(33,073)	$(357)	$(33,430)
Comprehensive loss attributable to BlackLine, Inc.	$(33,073)	$(357)	$(33,430)

Consolidated Statements of Stockholders' Equity
	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at December 31, 2017	$(102,790)	$(1,392)	$(104,182)
Net loss attributable to BlackLine, Inc.	$(27,804)	$(910)	$(28,714)
Balance at December 31, 2018	$(130,594)	$(2,302)	$(132,896)
Total Equity
Balance at December 31, 2017	$317,305	$(1,392)	$315,913
Net loss attributable to BlackLine, Inc.	$(27,804)	$(910)	$(28,714)
Balance at December 31, 2018	$321,569	$(2,302)	$319,267

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at December 31, 2016	$(69,667)	$(1,035)	$(70,702)
Balance at January 1, 2017	$(69,739)	$(1,035)	$(70,774)
Net loss attributable to BlackLine, Inc.	$(33,051)	$(357)	$(33,408)
Balance at December 31, 2017	$(102,790)	$(1,392)	$(104,182)
Total Equity
Balance at December 31, 2016	$309,077	$(1,035)	$308,042
Balance at January 1, 2017	$309,077	$(1,035)	$308,042
Net loss attributable to BlackLine, Inc.	$(33,051)	$(357)	$(33,408)
Balance at December 31, 2017	$317,305	$(1,392)	$315,913

Consolidated Statements of Cash Flows
	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss attributable to BlackLine, Inc.	$(27,804)	$(910)	$(28,714)
Net loss	$(27,866)	$(910)	$(28,776)
Deferred income taxes	$(923)	$1,136	$213
Accrued expenses and other current liabilities	$4,417	$(226)	$4,191

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss attributable to BlackLine, Inc.	$(33,051)	$(357)	$(33,408)
Net loss	$(33,051)	$(357)	$(33,408)
Deferred income taxes	$(272)	$357	$85

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

The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities on the Company’s consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

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

Convertible Senior Notes

The Company accounts for the issued Convertible Senior Notes (the “Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the difference between the proceeds and the fair value of a similar liability that does not have an associated convertible feature. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand alone selling price (“SSP”) for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets, income taxes, contingencies, fair value of contingent consideration, fair value of convertible senior notes, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation and common stock warrants. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Restricted cash

Included in prepaid expenses and other current assets and other assets at December 31, 2019 and in other assets at December 31, 2018 was cash totaling $0.3 million, the vast majority of which was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit, the remainder was required to be restricted under the terms of the Company’s corporate credit card program.

Investments in Marketable Securities

The Company’s marketable securities consist of commercial paper, corporate bonds, and U.S. treasury securities.  The Company classifies its marketable securities as available-for-sale at the time of purchase, and the Company reevaluates such classification at each balance sheet date.  All marketable securities are recorded at their estimated fair value, with any unrealized gains and losses reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis.  Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

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

The Company maintains the majority of its cash balances with one major commercial bank in interest bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits.

The Company invests its excess cash in money market mutual funds, commercial paper, corporate bonds, and U.S. treasury securities. To date, the Company has not experienced any impairment losses on its investments.

For the years ended December 31, 2019, 2018, and 2017, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2019 or 2018.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for machinery and equipment and purchased software and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or seven years. Expenditures for repairs and maintenance are expensed as incurred, while renewals and betterments are capitalized. Depreciation expense is charged to operations on a straight-line basis over the estimated useful lives of the assets.

Capitalized internal-use software costs

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The Company capitalizes certain costs in the development of its Software as a Service (“SaaS”) subscription solution when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s SaaS software solutions are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

During the years ended December 31, 2019, 2018, and 2017, the Company amortized $4.7 million, $3.9 million, and $2.7 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2019 and 2018, the accumulated amortization of capitalized internal-use software development costs was $14.3 million and $9.5 million, respectively.

The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized software implementation costs are amortized using the straight-line method over the terms of the associated hosting arrangements.

Amortization of internal-use software implementation costs to subscription and support costs of revenues was not material for the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company had no amortization of internal-use software implementation costs.

Intangible assets

Intangible assets primarily consist of acquired developed technology, customer relationships, and trade names, which were acquired as part of the 2013 Acquisition and the Runbook Acquisition.  The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets.  Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to ten years.

Impairment of long-lived assets

Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there were no events or changes in circumstances that potentially indicated that the Company’s long-lived assets were impaired during the years ended December 31, 2019, 2018, and 2017.

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

The Company has one reporting unit and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2019 and 2018, the Company used the quantitative approach to perform its annual goodwill impairment test. The Company’s fair value significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.

Fair value of financial instruments

ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

At December 31, 2019 and 2018, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values due to the short-term nature of such instruments.

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

Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2019, 2018, and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

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

Significant judgments – The Company’s contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the SSP for each distinct performance obligation. The Company typically has more than one SSP for its SaaS solutions and professional services. Additionally, management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Therefore, the Company determines the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including the Company’s overall pricing objectives, geography, customer size and number of users, and discounting practices. The Company uses historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. The Company uses the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.

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

Changes in deferred revenue for the years ended December 31, 2019, 2018, and 2017 were primarily due to additional billings in the periods, partially offset by revenue recognized of $129.3 million, $104.2 million, and $78.2 million, respectively, that was previously included in the deferred revenue balance at December 31, 2018, 2017, and 2016, respectively.

The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $366.9 million at December 31, 2019, of which the Company expects to recognize approximately 60% over the next 12 months and the remainder thereafter.

Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts include a significant financing component.

Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.

Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $18.1 million, $23.6 million, and $15.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Sales and marketing

Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets. Advertising costs are expensed as incurred and totaled $10.9 million, $8.0 million, and $7.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

General and administrative

General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not to compete and tradename intangible assets, the change in value of the contingent consideration, legal settlement gains, costs associated with the secondary offering, and costs associated with the shelf offerings.

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

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	6.1	6.1	6.2
Expected volatility	46.7%	46.0%	47.0%
Risk free interest rate	2.2%	2.8%	2.1%
Expected dividend yield	—	—	—

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

Net loss per share

Basic and diluted loss per share is calculated by dividing net loss attributable to BlackLine, Inc. by the weighted average number of shares of common stock outstanding. As the Company has net losses for the periods presented, all potentially dilutive common stock, which are comprised of stock options and restricted stock units, are antidilutive.

Foreign currency

The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction gains (losses) totaled $(0.5) million, $(0.1) million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. The Company does not expect the adoption of this Accounting Standard Update (“ASU”) to have a material impact on its consolidated financial statements.

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

Recently adopted accounting pronouncements

In August 2018, the FASB issued guidance which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The guidance will be effective for the Company for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted this guidance on a prospective basis effective April 1, 2019.

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

In February 2018, the FASB issued an ASU that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The Company adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. The Company early adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3—Revenues

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$223,375	$180,152	$141,499
International	65,601	47,636	34,104
	$288,976	$227,788	$175,603

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

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. are classified outside of permanent equity in the Company’s consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $1.8 million at December 31, 2019.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	December 31,
	2019	2018
Balance at beginning of period	$4,387	$—
Investment by redeemable non-controlling interest	—	4,317
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,444)	(62)
Foreign currency translation	129	132
Adjustment to redeemable non-controlling interest	1,833	—
Balance at end of period	$4,905	$4,387

Note 5—Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$382,269	$67	$(1)	$382,335
Corporate bonds	77,009	63	(18)	77,054
Commercial paper	28,126	—	—	28,126
	$487,404	$130	$(19)	$487,515

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$25,856	$—	$(29)	$25,827
Corporate bonds	32,030	—	(60)	31,970
Commercial paper	28,599	—	—	28,599
	$86,485	$—	$(89)	$86,396

During the years ended December 31, 2019, 2018, and 2017 there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s consolidated statements of operations. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the consolidated statements of operations were $2.0 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the consolidated statements of operations were not material for the year ended December 31, 2017.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$473,221	$473,321
Maturing between 1 and 2 years	14,183	14,194
	$487,404	$487,515

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Partner referral fees	$833	$5,219
Other prepaid expenses and other current assets	11,997	8,823
	$12,830	$14,042

Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred customer contract acquisition costs	$49,709	$34,172
Restricted cash	250	274
Capitalized software implementation costs	1,237	—
Other assets	1,687	2,032
	$52,883	$36,478

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries and employee benefits	$20,775	$17,054
Accrued income and other taxes payable	4,198	4,321
Short-term tenant improvement allowance	—	475
Other accrued expenses and current liabilities	5,125	2,629
	$30,098	$24,479

Note 6—Leases

The following table sets forth the Company’s lease expense (in thousands):

Year Ended December 31, 2019
Operating lease cost	$5,957
Short-term lease cost	875
Variable cost	630
Total lease cost	$7,462

Supplemental information related to the Company’s leases was as follows (in thousands, except percentages):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$6,613

At December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	4.2
Weighted-average discount rate - outstanding operating leases	6%

Maturities of lease liabilities at December 31, 2019 was (in thousands):

2020	$5,674
2021	4,131
2022	3,067
2023	2,906
2024	473
Thereafter	1,191
Total lease payments	17,442
Less imputed interest	(1,898)
Total	$15,544

At December 31, 2019, there were no leases entered into that had not yet commenced.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 was (in thousands):

2019	$7,059
2020	5,307
2021	3,786
2022	2,586
2023	2,638
Thereafter	237
Total	$21,613

Note 7—Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,767	$—	$—	$39,767
Marketable securities
U.S. treasury securities	382,335	—	—	382,335
Corporate bonds	—	77,054	—	77,054
Commercial paper	—	28,126	—	28,126
Total assets	$422,102	$105,180	$—	$527,282
Liabilities
Contingent consideration	$—	$—	$6,362	$6,362
Total liabilities	$—	$—	$6,362	$6,362

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,021	$—	$—	$32,021
Marketable securities
U.S. treasury securities	25,827	—	—	25,827
Corporate bonds	—	31,970	—	31,970
Commercial paper	—	28,599	—	28,599
Total assets	$57,848	$60,569	$—	$118,417
Liabilities
Contingent consideration	$—	$—	$6,316	$6,316
Total liabilities	$—	$—	$6,316	$6,316

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning fair value	$6,316	$5,866	$5,238
Change in fair value	46	450	628
Ending fair value	$6,362	$6,316	$5,866

Note 8—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Computers and equipment	$10,547	$6,598
Purchased software	7,745	7,356
Furniture and fixtures	2,606	2,571
Leasehold improvements	10,134	10,077
Construction in progress	528	—
	31,560	26,602
Less: accumulated depreciation and amortization	(18,536)	(13,066)
	$13,024	$13,536

Depreciation and amortization expense related to property and equipment was $6.3 million, $5.4 million, and $4.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 9—Convertible Senior Notes

On August 13, 2019, the Company issued 0.125% Convertible Senior Notes due in 2024 for aggregate gross proceeds of $500.0 million, which includes the initial purchasers’ option of $65.0 million, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial resale of the Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

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

In accounting for the issuance of the Notes, the Company allocated the proceeds of the Notes between liability and equity components, with the equity component representing the difference between the proceeds and the fair value of a similar liability that does not have an associated convertible feature. To estimate the fair value of a similar liability that does not have an associated conversion feature, the Company discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable nonconvertible note. The Company applied judgment to determine the interest rate, which was estimated based on the credit spread implied by the Notes issuance and based on the credit spread implied by the J.P. Morgan Yield Index based on estimates of its credit rating. The significant assumptions used in these models were the expected volatility over the term of the Notes and an estimate of the Company’s credit rating. The difference between the principal amount of the Notes and the liability component of $114.2 million was recorded as a debt discount. In addition, the Company incurred $12.8 million of transaction costs related to the Notes of which $9.9 million and $2.9 million, respectively, was allocated to the liability and equity components of the Notes. Transaction costs allocated to the liability component was recorded as additional debt discount.  The equity component of the Notes will not be remeasured as long as it continues to meet the conditions for equity classification.  The debt discount is amortized to interest expense over the term of the Notes using the effective interest method.

The Notes consisted of the following (in thousands):

December 31, 2019
Liability:
Principal	$500,000
Unamortized debt discount and issuance costs	(115,657)
Net carrying amount	$384,343
Carrying amount of the equity component	$111,230

The effective interest rate of the liability component of the Notes, excluding the conversion option, is 6.06%.

The Company carries the Notes at face value less unamortized discount and issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach at December 31, 2019 was approximately $505.0 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.

During the year ended December 31, 2019, the Company recognized $8.4 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.

At December 31, 2019, the remaining life of the Notes is approximately 55 months.

The Notes were not convertible at December 31, 2019.

Capped Calls

In conjunction with the issuance of the Notes, the Company entered into capped call transactions (the “Capped Calls”) with a certain counterparty affiliated with the Initial Purchasers and others at a cost of approximately $46.2 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements.

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

Note 10—Intangible Assets and Goodwill

The carrying value of intangible assets was as follows (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(10,124)	$5,853
Developed technology	42,558	(39,270)	3,288
Customer relationships	31,783	(23,404)	8,379
	$90,318	$(72,798)	$17,520

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(8,528)	$7,449
Developed technology	42,558	(34,472)	8,086
Customer relationships	31,783	(19,533)	12,250
	$90,318	$(62,533)	$27,785

Amortization expense is included in the following functional statements of operations expense categories.  Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$4,797	$6,863	$6,847
Sales and marketing	3,872	3,887	3,872
General and administrative	1,596	2,273	2,591
	$10,265	$13,023	$13,310

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2019 (in thousands):

2020	$6,172
2021	5,011
2022	2,686
2023	2,154
2024	855
Thereafter	642
$17,520

There were no changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018, and 2017.

Note 11—Income Taxes

The amounts in the tables below reflect the revisions as discussed in Note 2, “Significant Accounting Policies”.

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(33,940)	$(30,967)	$(31,794)
International	3,519	3,263	(1,049)
	$(30,421)	$(27,704)	$(32,843)

The components of the total provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	59	24	51
Foreign	352	835	429
Total current tax expense	411	859	480
Deferred
Federal	—	—	—
State	—	—	—
Foreign	1,314	213	85
Total deferred tax provision	1,314	213	85
Total provision for income taxes	$1,725	$1,072	$565

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State tax, net of federal benefit	(0.2%)	(0.1%)	(0.1%)
Federal tax credits	5.8%	6.4%	3.3%
Change in valuation allowance	(34.1%)	(61.2%)	(13.6%)
Common stock warrants	—	—	(3.7%)
Foreign tax differential	(4.8%)	(5.1%)	(3.5%)
Windfall tax benefits, net related to stock-based compensation	11.2%	40.2%	15.3%
Effect of rate and other changes on federal deferred taxes, net due to enactment of Tax Cuts and Jobs Act	—	—	(30.0%)
Nondeductible officer compensation	(2.8%)	(1.8%)	—
Nondeductible meals and entertainment	(1.9%)	(1.7%)	—
Other	0.1%	(1.6%)	(3.4%)
	(5.7%)	(3.9%)	(1.7%)

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$49,310	$44,422
Business credits	12,479	8,279
Stock-based compensation	7,155	5,839
Operating leases	3,263	—
Accrued expenses and other current liabilities	2,974	2,394
Other	358	1,192
Total deferred tax assets	75,539	62,126
Less: valuation allowance	(30,598)	(45,173)
Deferred tax assets, net of valuation allowance	44,941	16,953
Deferred tax liabilities
Convertible notes	(25,510)	—
Intangible assets	(6,040)	(8,735)
Prepaid expenses	(15,163)	(10,676)
Property and equipment	(186)	(801)
Right-of-Use asset	(2,559)	—
Other	(54)	2
Total deferred tax liabilities	(49,512)	(20,210)
Net deferred taxes	$(4,571)	$(3,257)

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets.  The net deferred tax liability position at December 31, 2019 was related to the Company’s foreign tax jurisdictions.

The changes in the valuation allowance were as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Valuation allowance, at beginning of year	$45,173	$23,904	$2,674
Increase in valuation allowance recorded through earnings	12,808	21,269	7,332
Decrease in valuation allowance recorded through equity	(27,383)	—	—
Increase in valuation allowance as result of adoption of ASU 2016-09	—	—	13,898
Valuation allowance, at end of year	$30,598	$45,173	$23,904

The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2019 and 2018, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.

At December 31, 2019, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $199.0 million and $99.9 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction.  The Company has federal research and development credits and foreign tax credits of $4.8 million and $2.2 million, respectively, which begin to expire in 2033 and 2023, respectively.  The Company has state research and development credits and enterprise zone credits of $5.0 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire in 2023, respectively.  Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.

The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning gross unrecognized tax benefits	$1,223	$672	$382
Increases related to prior year tax positions	134	130	38
Increases related to current year tax positions	380	421	252
Ending gross unrecognized tax benefits	$1,737	$1,223	$672

At December 31, 2019, the realization of unrecognized tax benefits were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.  The Company has not recorded any interest or penalties in its provision for income taxes for the years ended December 31, 2019, 2018, and 2017 and no such amounts have been accrued at December 31, 2019 and 2018.

The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years from 2013 forward remain subject to examination for federal purposes.  Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state net operating loss carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized.

The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

Note 12—Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to BlackLine, Inc.	$(32,535)	$(28,714)	$(33,408)
Denominator:
Weighted average shares	55,320	53,912	52,161
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	55,320	53,912	52,161
Basic net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.59)	$(0.53)	$(0.64)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options with service-only vesting conditions	3,486	3,820	5,019
Stock options with performance conditions	683	683	683
Restricted stock units	1,654	1,300	2
Total shares excluded from net loss per share	5,823	5,803	5,704

Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended December 31, 2019, the average market price of the Company’s common stock did not exceed the conversion price of the Notes of $73.40 per share.

Note 13—Contingent Consideration

In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.4 million and $6.3 million at December 31, 2019 and 2018, respectively. See Note 2 for additional information regarding the valuation of the contingent consideration.

Note 14—Commitments and Contingencies

Purchase obligations— At December 31, 2019, the Company had $16.8 million of non-cancelable purchase obligations primarily related to future sales and user conferences and software agreements.

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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2019 and 2018, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 15—Equity Awards

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

At December 31, 2019, 10.8 million shares were available for issuance under the 2016 Plan.

Stock options with service-only vesting conditions

A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2018	3,820	$21.85	7.5	$75,287
Granted	480	$49.24
Exercised	(710)	$15.44
Forfeited/canceled	(104)	$22.09
Outstanding at December 31, 2019	3,486	$26.92	7.0	$85,983
Exercisable at December 31, 2019	2,019	$18.43

The weighted average grant date fair value per share of options granted during the years ended December 31, 2019, 2018, and 2017 that contain service only vesting conditions were $23.40, $20.15, and $15.20, respectively. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2019, 2018, and 2017 were $25.6 million, $66.7 million, and $31.4 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2019, 2018, and 2017 was $10.6 million, $14.0 million, and $10.4 million, respectively.

Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $22.2 million at December 31, 2019, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24.0 million. At December 31, 2019, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards. To the extent that the awards become probable of vesting prior to the grant date, the amount of compensation cost to be recognized will be based on the then fair value of the options. The fair value of the options will be remeasured each period until a grant date has been established. Accordingly, stock-based compensation cost, if any, to be recognized will depend on the value of the stock options when all performance conditions have been set and whether the performance conditions are probable of being achieved.

Restricted stock units

The following table summarizes activity for restricted stock units:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested at December 31, 2018	1,300	$42.29
Granted	961	$49.55
Vested	(474)	$42.80
Forfeited/canceled	(133)	$46.08
Nonvested at December 31, 2019	1,654	$46.05

At December 31, 2019, the intrinsic value of nonvested restricted stock units was $85.3 million. At December 31, 2019, total unrecognized compensation cost related to nonvested restricted stock units was $65.0 million and was expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 1.3 million shares remained available for issuance, at December 31, 2019. The Company recognized stock-based compensation expense related to the ESPP of $2.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.6 - 2.4%	2.6%
Expected term (in years)	0.5 - 1	0.7
Volatility	39.3 - 54.3%	42.9%

At December 31, 2019, total unrecognized compensation cost related to the 2018 ESPP was $2.3 million and was expected to be recognized over a weighted-average period of approximately one year.

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$4,814	$3,265	$1,149
Sales and marketing	15,389	8,674	10,811
Research and development	4,729	2,570	767
General and administrative	9,120	6,386	3,317
	$34,052	$20,895	$16,044

Stock-based compensation capitalized as an asset was $0.5 million, $0.4 million, and $0.1 million in the years ended December 31, 2019, 2018, and 2017, respectively.

The Company recorded $0.1 million and $0.2 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2017, no additional tax benefit attributable to equity awards was recorded due to the full valuation allowance provided on the Company’s U.S. net deferred tax assets.

On July 21, 2017, the Company modified the vesting terms of options to purchase 219,000 shares of common stock to a time-based vesting schedule, for eight employees. Prior to the modification, the options vested solely upon a change in control of the Company. The Company recorded $6.6 million of stock-based compensation in the year ended December 31, 2017 related to the modification.

Note 16—Defined Contribution Plan

The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s bi-weekly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s bi-weekly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $3.6 million, $2.9 million, and $2.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 17—Geographic Information

The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	Year Ended December 31,
	2019	2018
United States	$20,848	$12,407
International	4,725	1,129
	$25,573	$13,536

Note 18—Subsequent Events

On February 19, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2020 and quarterly thereafter for 12 consecutive quarters.

Note 19—Unaudited Quarterly Data

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2019 and 2018. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements.  In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data. The amounts below reflect the revisions as discussed in Note 2, “Significant Accounting Policies”, and the 2019 amounts will be revised for interim periods in future filings and were not material to the previously-issued financial statements.

	Quarter Ended
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$80,258	$74,925	$69,664	$64,129	$62,316	$58,734	$55,454	$51,284
Gross profit	$65,137	$59,633	$54,720	$50,511	$48,431	$45,217	$43,588	$39,678
Net loss	$(8,712)	$(8,876)	$(5,527)	$(9,031)	$(8,205)	$(4,766)	$(8,553)	$(7,252)
Net loss attributable to non-controlling interest	$(466)	$(509)	$(219)	$(250)	$(62)	$—	$—	$—
Adjustment attributable to non-controlling interest	$940	$839	$54	$—	$—	$—	$—	$—
Net loss attributable to BlackLine, Inc.	$(9,186)	$(9,206)	$(5,362)	$(8,781)	$(8,143)	$(4,766)	$(8,553)	$(7,252)
Basic net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.17)	$(0.10)	$(0.16)	$(0.15)	$(0.09)	$(0.16)	$(0.14)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.16)	$(0.17)	$(0.10)	$(0.16)	$(0.15)	$(0.09)	$(0.16)	$(0.14)

The tables below reflect the impact of the revisions on the unaudited quarterly data as discussed in Note 2, “Significant Accounting Policies.” The revision of the unaudited quarterly financial statements for the quarter ended March 31, 2019, the quarter and six months ended June 30, 2019, and the quarter and nine months ended September 30, 2019 will be effected in connection with the Company’s 2020 Form 10-Q filings.

	Quarter Ended March 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(7,155)	$(97)	$(7,252)
Net loss attributable to BlackLine, Inc.	$(7,155)	$(97)	$(7,252)
Basic net loss per share attributable to BlackLine, Inc.	$(0.13)	$(0.01)	$(0.14)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.13)	$(0.01)	$(0.14)

	Quarter Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(8,457)	$(96)	$(8,553)
Net loss attributable to BlackLine, Inc.	$(8,457)	$(96)	$(8,553)

	Quarter Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(4,460)	$(306)	$(4,766)
Net loss attributable to BlackLine, Inc.	$(4,460)	$(306)	$(4,766)
Basic net loss per share attributable to BlackLine, Inc.	$(0.08)	$(0.01)	$(0.09)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.08)	$(0.01)	$(0.09)

	Quarter Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(7,794)	$(411)	$(8,205)
Net loss attributable to BlackLine, Inc.	$(7,732)	$(411)	$(8,143)
Basic net loss per share attributable to BlackLine, Inc.	$(0.14)	$(0.01)	$(0.15)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.14)	$(0.01)	$(0.15)

	Quarter Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(8,833)	$(198)	$(9,031)
Net loss attributable to BlackLine, Inc.	$(8,583)	$(198)	$(8,781)

	Quarter Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(5,390)	$(137)	$(5,527)
Net loss attributable to BlackLine, Inc.	$(5,225)	$(137)	$(5,362)
Basic net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.01)	$(0.10)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.01)	$(0.10)

	Quarter Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net loss	$(8,912)	$36	$(8,876)
Net loss attributable to BlackLine, Inc.	$(9,242)	$36	$(9,206)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.	Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016

4.1	Specimen Common Stock Certificate of the Company.	S-1	333-213899	4.1	September 30, 2016

4.2**	Description of Company’s Securities

4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016

4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016

4.5	Subscription Agreement, by and between the Company and Iconiq, dated as of October 21, 2014.	S-1	333-213899	4.7	September 30, 2016

4.6	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017

4.7	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017

4.8	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019

4.9	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.8).	8-K	001-37924	4.2	August 13, 2019

10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019

10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016

10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016

10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016

10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016

10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016

10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018

10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016

10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016

10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016

10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016

10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016

10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016

10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018

10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016

10.18	Restrictive Covenant Agreement, by and between the Company and Therese Tucker, dated as of August 8, 2013.	S-1	333-213899	10.23	September 30, 2016

10.19	Restrictive Covenant Agreement, by and between the Company and Mario Spanicciati, dated as of August 9, 2013.	S-1	333-213899	10.24	September 30, 2016

10.20*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016

10.21*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016

10.22*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.23*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June24, 2014.	S-1	333-213899	10.28	September 30, 2016

10.24	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016

10.25	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017

10.26	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017

10.27	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017

10.28	Purchase Agreement, dated August 8, 2019, by and among the Company and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37924	10.1	August 13, 2019

10.29	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019

21.1**	List of subsidiaries of the Company.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included in signature pages hereto).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

Portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Therese Tucker	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Therese Tucker

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Patrick Villanova

/s/ Jason Babcoke	Director	February 27, 2020
Jason Babcoke

/s/ John Brennan	Director	February 27, 2020
John Brennan

/s/ William Griffith	Director	February 27, 2020
William Griffith

/s/ Owen Ryan	Director	February 27, 2020
Owen Ryan

/s/ Graham Smith	Director	February 27, 2020
Graham Smith

/s/ Mario Spanicciati	Director	February 27, 2020
Mario Spanicciati

/s/ Kevin Thompson	Director	February 27, 2020
Kevin Thompson

/s/ Thomas Unterman	Director	February 27, 2020
Thomas Unterman

Signature	Title	Date

/s/ Mika Yamamoto	Director	February 27, 2020
Mika Yamamoto