Form 10-Q
period 2020-03-31
BLACKLINE, INC.
filed 2020-05-06
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding at April 30, 2020 was 56,386,586.

BlackLine, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the novel coronavirus pandemic; and the related responses by governments and private industry on our business and financial condition, as well as that of our customers and partners; and changes in the competitive environment in our industry and the markets in which we operate. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part 1 – Financial Information

Item 1.	Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$310,989	$120,232
Marketable securities	302,978	487,515
Accounts receivable, net of allowances for credit losses of $4,775 and $3,533 at March 31, 2020 and December 31, 2019, respectively	90,057	102,829
Prepaid expenses and other current assets	16,572	12,830
Total current assets	720,596	723,406
Capitalized software development costs, net	11,015	10,032
Property and equipment, net	13,155	13,024
Intangible assets, net	15,977	17,520
Goodwill	185,138	185,138
Operating lease right-of-use assets	11,449	12,549
Other assets	54,044	52,883
Total assets	$1,011,374	$1,014,552
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,357	$7,401
Accrued expenses and other current liabilities	20,378	30,098
Deferred revenue	161,289	162,552
Short-term portion of operating lease liabilities	4,555	4,938
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	199,587	206,997
Operating lease liabilities, noncurrent	9,734	10,606
Convertible senior notes, net	389,875	384,343
Contingent consideration	4,499	4,354
Deferred tax liabilities, net	4,584	4,571
Deferred revenue, noncurrent	128	163
Total liabilities	608,407	611,034
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	6,778	4,905
Stockholders' equity:
Common stock	564	559
Additional paid-in capital	569,799	561,275
Accumulated other comprehensive income	66	377
Accumulated deficit	(174,240)	(163,598)
Total stockholders' equity	396,189	398,613
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,011,374	$1,014,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended March 31,
	2020	2019
Revenues
Subscription and support	$77,035	$61,274
Professional services	5,563	2,855
Total revenues	82,598	64,129
Cost of revenues
Subscription and support	11,380	10,832
Professional services	4,685	2,786
Total cost of revenues	16,065	13,618
Gross profit	66,533	50,511
Operating expenses
Sales and marketing	44,785	35,848
Research and development	11,747	10,307
General and administrative	17,338	13,679
Total operating expenses	73,870	59,834
Loss from operations	(7,337)	(9,323)
Other income (expense)
Interest income	2,409	695
Interest expense	(5,685)	—
Other income (expense), net	(3,276)	695
Loss before income taxes	(10,613)	(8,628)
Provision for income taxes	357	403
Net loss	(10,970)	(9,031)
Net loss attributable to non-controlling interest	(328)	(250)
Adjustment attributable to non-controlling interest	2,201	—
Net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)
Basic net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.16)
Shares used to calculate basic net loss per share	56,174	54,835
Diluted net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.16)
Shares used to calculate diluted net loss per share	56,174	54,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2020	2019
Net loss	$(10,970)	$(9,031)
Other comprehensive income (loss):
Net change in unrealized gains on marketable securities, net of tax of $0 for the quarters ended March 31, 2020 and 2019	(311)	94
Foreign currency translation	—	78
Other comprehensive income (loss)	(311)	172
Comprehensive loss	(11,281)	(8,859)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(328)	(250)
Foreign currency translation attributable to redeemable non-controlling interest	—	38
Comprehensive loss attributable to redeemable non-controlling interest	(328)	(212)
Comprehensive loss attributable to BlackLine, Inc.	$(10,953)	$(8,647)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Quarter Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	231	3	4,651	—	—	4,654
Vesting of restricted stock units	217	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(3,562)	—	—	(3,562)
Stock-based compensation	—	—	9,636	—	—	9,636
Other comprehensive loss	—	—	—	(311)	—	(311)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,201)	—	(10,642)	(12,843)
Balance at March 31, 2020	56,379	$564	$569,799	$66	$(174,240)	$396,189

	Quarter Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(132,896)	$319,267
Stock option exercises	170	1	2,761	—	—	2,762
Vesting of restricted stock units	178	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(1,729)	—	—	(1,729)
Stock-based compensation	—	—	6,515	—	—	6,515
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(8,781)	(8,781)
Balance at March 31, 2019	55,031	$550	$459,118	$45	$(141,677)	$318,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	1,873	(250)
Net loss	(10,970)	(9,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,570	5,689
Change in fair value of contingent consideration	145	(9)
Amortization of debt discount and issuance costs	5,532	—
Stock-based compensation	9,456	6,452
Noncash lease expense	1,230	1,245
Accretion amortization of purchase discounts on marketable securities, net	(523)	(409)
Net foreign currency losses	826	128
Deferred income taxes	13	320
Provision for doubtful accounts receivable	69	25
Changes in operating assets and liabilities:
Accounts receivable	12,147	2,333
Prepaid expenses and other current assets	(1,499)	1,789
Other assets	(1,167)	(2,499)
Accounts payable	1,253	826
Accrued expenses and other current liabilities	(10,014)	(6,362)
Deferred revenue	(1,298)	3,869
Operating lease liabilities	(1,253)	(1,340)
Net cash provided by operating activities	8,517	3,026
Cash flows from investing activities
Purchases of marketable securities	(116,400)	(29,975)
Proceeds from maturities of marketable securities	289,149	31,795
Proceeds from sales of marketable securities	12,000	—
Capitalized software development costs	(2,289)	(1,232)
Purchases of property and equipment	(1,152)	(1,103)
Net cash provided by (used in) investing activities	181,308	(515)
Cash flows from financing activities
Proceeds from exercises of stock options	4,656	2,764
Acquisition of common stock for tax withholding obligations	(3,562)	(1,729)
Financed purchases of property and equipment	(169)	—
Net cash provided by financing activities	925	1,035
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(56)
Net increase in cash, cash equivalents, and restricted cash	190,750	3,490
Cash, cash equivalents, and restricted cash, beginning of period	120,502	46,455
Cash, cash equivalents, and restricted cash, end of period	$311,252	$49,945

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$310,989	$49,676
Restricted cash included within prepaid expenses and other current assets at end of period	19	—
Restricted cash included within other assets at end of period	244	269
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$311,252	$49,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Quarter Ended March 31,
	2020	2019
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$180	$63
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$388	$140
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$1,386	$796
Purchases of prepaid expenses and other current assets included in accounts payable at end of period	$2,333	$—
Leased assets obtained in exchange for new operating lease liabilities	$130	$37

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

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies

The Company’s significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as noted below, there have been no material changes to the Company’s significant accounting policies.

Investments in Marketable Securities

The Company periodically assesses its portfolio of marketable securities for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net.

For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the statements of stockholders’ equity.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the quarter ended March 31, 2020. The Company has not recorded any impairment charges for unrealized losses in the periods presented.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for cancellations and credits based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance for doubtful accounts is recorded as general and administrative expenses, while the estimated credit loss allowance for cancellations and credits is recorded as a reduction in revenue on the condensed consolidated statements of operations.

Revision of Previously Issued Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of its 2019 annual financial statements, the Company identified an error in its historical provision for income taxes, which resulted in an understatement of its tax provision and deferred tax liabilities in its previously-issued financial statements. The error resulted from the recognition of a foreign deferred tax asset that should not have been recognized for the difference in international entity income for statutory purposes and international entity income included on the consolidated income tax provision. There was no corresponding domestic benefit of this incremental foreign tax expense due to the U.S. entity being subject to a full valuation allowance. Although the Company assessed the materiality of the errors and determined the amounts were not material to previously-issued financial statements, the Company did revise its previously-issued 2018 and 2017 annual financial statements to correct for such tax error, as well as certain prior period immaterial disclosure errors, in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 consolidated interim financial statements in connection with the Company’s 2020 Form 10-Q filings. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements for the quarter ended March 31, 2019 to correct for the impact of such errors, which originated in periods prior to 2019. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously-filed consolidated interim financial statements

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods.

Condensed Consolidated Statements of Operations
	Quarter Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$205	$198	$403
Net loss	$(8,833)	$(198)	$(9,031)
Net loss attributable to BlackLine, Inc.	$(8,583)	$(198)	$(8,781)

Condensed Consolidated Statements of Comprehensive Loss
	Quarter Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(8,833)	$(198)	$(9,031)
Comprehensive loss	$(8,661)	$(198)	$(8,859)
Comprehensive loss attributable to BlackLine, Inc.	$(8,449)	$(198)	$(8,647)

Condensed Consolidated Statements of Stockholders' Equity
	Quarter Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at December 31, 2018	$(130,594)	$(2,302)	$(132,896)
Net loss attributable to BlackLine, Inc.	$(8,583)	$(198)	$(8,781)
Balance at March 31, 2019	$(139,177)	$(2,500)	$(141,677)
Total Equity
Balance at December 31, 2018	$321,569	$(2,302)	$319,267
Net loss attributable to BlackLine, Inc.	$(8,583)	$(198)	$(8,781)
Balance at March 31, 2019	$320,536	$(2,500)	$318,036

Condensed Consolidated Statements of Cash Flows
	Quarter Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss attributable to BlackLine, Inc.	$(8,583)	$(198)	$(8,781)
Net loss	$(8,833)	$(198)	$(9,031)
Deferred income taxes	$—	$320	$320
Accrued expenses and other current liabilities	$(6,240)	$(122)	$(6,362)

Recently-issued accounting pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company has not adopted the provisions of the new standard and is currently assessing the impact of adoption.

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. The Company adopted this guidance effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for

Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Redeemable Non-Controlling Interest

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

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $4.0 million at March 31, 2020.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended March 31,
	2020	2019
Balance at beginning of period	$4,905	$4,387
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(328)	(250)
Foreign currency translation	—	38
Adjustment to redeemable non-controlling interest	2,201	—
Balance at end of period	$6,778	$4,175

Note 4 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$132,993	$260	$—	$133,253
Corporate bonds	139,833	59	(519)	139,373
Commercial paper	30,352	—	—	30,352
	$303,178	$319	$(519)	$302,978

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$382,269	$67	$(1)	$382,335
Corporate bonds	77,009	63	(18)	77,054
Commercial paper	28,126	—	—	28,126
	$487,404	$130	$(19)	$487,515

Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the unaudited condensed consolidated statements of operations were $0.8 million and $0.3 million for the quarters ended March 31, 2020 and 2019, respectively. Net gains and losses are determined using the specific identification method. During the quarters ended March 31, 2020 and 2019, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$283,994	$283,826
Maturing between 1 and 2 years	19,184	19,152
	$303,178	$302,978

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Partner referral fees	$789	$833
Other prepaid expenses and other current assets	15,783	11,997
	$16,572	$12,830

Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred customer contract acquisition costs	$50,537	$49,709
Restricted cash	244	250
Capitalized software implementation costs	1,465	1,237
Other assets	1,798	1,687
	$54,044	$52,883

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued salaries and employee benefits	$12,089	$20,775
Accrued income and other taxes payable	3,302	4,198
Other accrued expenses and current liabilities	4,987	5,125
	$20,378	$30,098

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$212,961	$—	$—	$212,961
Commercial paper	—	24,973	—	24,973
U.S. treasury securities	39,999	—	—	39,999
Marketable securities
U.S. treasury securities	133,253	—	—	133,253
Corporate bonds	—	139,373	—	139,373
Commercial paper	—	30,352	—	30,352
Total assets	$386,213	$194,698	$—	$580,911
Liabilities
Contingent consideration	$—	$—	$6,507	$6,507
Total liabilities	$—	$—	$6,507	$6,507

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,767	$—	$—	$39,767
Marketable securities
U.S. treasury securities	382,335	—	—	382,335
Corporate bonds	—	77,054	—	77,054
Commercial paper	—	28,126	—	28,126
Total assets	$422,102	$105,180	$—	$527,282
Liabilities
Contingent consideration	$—	$—	$6,362	$6,362
Total liabilities	$—	$—	$6,362	$6,362

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2020	2019
Beginning fair value	$6,362	$6,316
Change in fair value	145	(9)
Ending fair value	$6,507	$6,307

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

Note 6 – Convertible Senior Notes

On August 13, 2019, the Company issued 0.125% Convertible Senior Notes (the “Notes”) due in 2024 for aggregate gross proceeds of $500.0 million, which includes the initial purchasers’ option of $65.0 million aggregate principal amount, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial resale of the Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

The Notes consisted of the following (in thousands):

March 31, 2020
Liability:
Principal	$500,000
Unamortized debt discount and issuance costs	(110,125)
Net carrying amount	$389,875
Carrying amount of the equity component	$111,230

The Company carries the Notes at face value less unamortized discount and issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach at March 31, 2020 was approximately $491.2 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.

During the quarter ended March 31, 2020, the Company recognized $5.5 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.

At March 31, 2020, the remaining life of the Notes is approximately 52 months.

The Notes were not convertible at March 31, 2020.

Note 7 – Commitments and Contingencies

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”). In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.5 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively.

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

Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2020 and December 31, 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 8 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended March 31,
	2020	2019
Cost of revenues	$1,323	$888
Sales and marketing	4,393	2,994
Research and development	1,229	944
General and administrative	2,511	1,626
	$9,456	$6,452

For the quarters ended March 31, 2020 and 2019, stock-based compensation capitalized as an asset was $0.2 million and $0.1 million, respectively.

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2019	3,486
Granted	—
Exercised	(234)
Forfeited/canceled	(15)
Outstanding at March 31, 2020	3,237

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2019	1,654
Granted	103
Vested	(269)
Forfeited/canceled	(30)
Nonvested at March 31, 2020	1,458

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions included meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target was met through 2019, but the full cumulative annual recurring target through 2019 was not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24 million. At March 31, 2020, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards.

Note 9 – Unearned Revenue and Performance Obligations

Revenue totaling $69.0 million and $54.9 million was recognized during the quarters ended March 31, 2020 and 2019, respectively, that was previously included in the deferred revenue balance at December 31, 2019 and 2018, respectively.

Contracted not recognized revenue was $369.7 million at March 31, 2020, of which the Company expects to recognize approximately 61% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended March 31, 2020 and 2019, the Company recorded $0.4 million in income tax expense. For the quarters ended March 31, 2020 and 2019, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2020	2019
Numerator:
Net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)
Denominator:
Weighted average shares	56,174	54,835
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	56,174	54,835
Basic net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.16)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.16)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Quarter Ended March 31,
	2020	2019
Stock options with service-only vesting conditions	3,237	3,705
Stock options with performance conditions	683	683
Restricted stock units	1,458	1,230
Total shares excluded from net loss per share	5,378	5,618

Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the quarter ended March 31, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the Notes of $73.40 per share.

Note 12 – Geographic Information

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2020	2019
United States	$62,595	$50,168
International	20,003	13,961
	$82,598	$64,129

Note 13 – Subsequent Events

On April 15, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved stock option grants to officers totaling 0.5 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-fourth of the total number of units awarded on the first anniversary of May 20, 2020 and quarterly thereafter for 12 consecutive quarters.

On April 15, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to officers totaling 0.2 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of May 20, 2020 and quarterly thereafter for 12 consecutive quarters.

On April 15, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.5 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2020 and quarterly thereafter for 12 consecutive quarters.

On May 5, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of May 20, 2020 and quarterly thereafter for 12 consecutive quarters.

On May 5, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved a stock option grant to an employee totaling 14,000 shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2020 and quarterly thereafter for 12 consecutive quarters.

On May 6, 2020, in accordance with the Company’s Outside Director Compensation Policy, eight members of the Company’s Board of Directors were each awarded a restricted stock unit grant valued at $185,000 based on the closing price of the Company’s common stock on the grant date. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will fully vest upon the earlier of the one year anniversary of the grant date or the day prior to the Company’s next annual meeting occurring after the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2020 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

The consolidated financial statements for the quarter ended March 31, 2019 have been revised to correct for prior period errors as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

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

At March 31, 2020, we had approximately 271,957 individual users across approximately 3,056 customers exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

For the quarters ended March 31, 2020 and 2019, we had revenues totaling $82.6 million and $64.1 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $12.8 million and $8.8 million, respectively.

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. In March 2020, the WHO characterized COVID-19 as a pandemic. We responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily and immediately restricted non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We also responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary one-on-one coaching sessions with our customers.

We have started to see purchasing decisions being deferred due to COVID-19, decreased services revenue due to the delayed implementation of projects, and an impact on new business pipeline and large deals. Moreover, we expect delays in deals in EMEA and North America mid-market, as well as large digital transformation deals. We further expect delays in deals arising out of our SAP partnership, all which will impact our customers and prospects, and our financial results for fiscal 2020.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and it depends on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. We expect that our customers and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Each of the metrics below exclude the impact of on-premise software.

	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020
Dollar-based net revenue retention rate	108%	108%	109%	110%	110%
Number of customers	2,707	2,813	2,871	3,024	3,056
Number of users	226,979	236,802	244,515	267,621	271,957

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

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2020 and 2019, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended March 31,
	2020	2019
	(in thousands, except percentages)
GAAP gross profit	$66,533	$50,511
GAAP gross margin	80.6%	78.8%
GAAP net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)

	Quarter Ended March 31,
	2020	2019
	(in thousands, except percentages)
Non-GAAP gross profit	$68,031	$53,110
Non-GAAP gross margin	82.4%	82.8%
Non-GAAP net income attributable to BlackLine, Inc.	$6,018	$951

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

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes (the “Notes”), the change in the fair value of contingent consideration, shelf offering costs, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended March 31,
	2020	2019
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$66,533	$50,511
Amortization of developed technology	175	1,711
Stock-based compensation expense	1,323	888
Total non-GAAP gross profit	$68,031	$53,110
Gross margin	80.6%	78.8%
Non-GAAP gross margin	82.4%	82.8%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)
Provision for (benefit from) income taxes	(16)	—
Amortization of intangible assets	1,543	3,077
Stock-based compensation	9,456	6,452
Amortization of debt discount and issuance costs	5,532	—
Change in fair value of contingent consideration	145	(9)
Shelf offering costs	—	212
Adjustment to redeemable non-controlling interest	2,201	—
Total non-GAAP net income attributable to BlackLine, Inc.	$6,018	$951

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

The following table presents our consolidated results of operations and reflects the revisions as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended March 31,
	2020	2019
	(in thousands)
Revenues
Subscription and support	$77,035	$61,274
Professional services	5,563	2,855
Total revenues	82,598	64,129
Cost of revenues
Subscription and support	11,380	10,832
Professional services	4,685	2,786
Total cost of revenues	16,065	13,618
Gross profit	66,533	50,511
Operating expenses
Sales and marketing	44,785	35,848
Research and development	11,747	10,307
General and administrative	17,338	13,679
Total operating expenses	73,870	59,834
Loss from operations	(7,337)	(9,323)
Other income (expense)
Interest income	2,409	695
Interest expense	(5,685)	—
Other income (expense), net	(3,276)	695
Loss before income taxes	(10,613)	(8,628)
Provision for income taxes	357	403
Net loss	(10,970)	(9,031)
Net loss attributable to non-controlling interest	(328)	(250)
Adjustment attributable to non-controlling interest	2,201	—
Net loss attributable to BlackLine, Inc.	$(12,843)	$(8,781)

Comparison of Quarters Ended March 31, 2020 and 2019

Revenues

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Subscription and support	$77,035	$61,274	$15,761	26%
Professional services	5,563	2,855	2,708	95%
Total revenues	$82,598	$64,129	$18,469	29%

	March 31,
	2020	2019
Dollar-based net revenue retention rate*	110%	108%
Number of customers*	3,056	2,707
Number of users*	271,957	226,979

The increase in revenues for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user based strategic product sales. The total number of customers and users at March 31, 2020 increased by 13% and 20%, respectively, as compared to March 31, 2019.

Cost of revenues

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Subscription and support	$11,380	$10,832	$548	5%
Professional services	4,685	2,786	1,899	68%
Total cost of revenues	$16,065	$13,618	$2,447	18%
Gross margin	80.6%	78.8%

The increase in cost of revenues for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, was primarily due to a $2.5 million increase in salaries, benefits, and stock-based compensation, of which $1.5 million was from professional services-related headcount. This increase was partially offset by a $1.3 million decrease in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 27% increase in average cost of revenues-related headcount from the quarter ended March 31, 2019 to the quarter ended March 31, 2020. Depreciation and amortization expense decreased primarily due to a decrease of amortization relating to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019.

Sales and marketing

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$44,785	$35,848	$8,937	25%
Percentage of total revenues	54.2%	55.9%

The increase in sales and marketing expenses for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, was primarily due to a $9.3 million increase in salaries, sales commissions, stock-based compensation, and incentives; a $1.3 million increase in company event-related expenses; and a $0.7 million increase in advertising and trade show expenses. These increases were partially offset by a $2.5 million decrease in partner referral fees. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 28% from the quarter ended March 31, 2019 to the quarter ended March 31, 2020. The increase in advertising and trade shows was primarily due to an increase in our marketing efforts. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.

Research and development

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Research and development, gross	$13,863	$11,320	$2,543	22%
Capitalized internally developed software costs	(2,116)	(1,013)	(1,103)	109%
Research and development, net	$11,747	$10,307	$1,440	14%
Percentage of total revenues	14.2%	16.1%

The increase in research and development expenses for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, was primarily due to a $1.8 million increase in salaries, benefits, and stock-based compensation and a $0.4 million increase in professional services expense. These increases were partially offset by a $1.1 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 12% increase in average headcount from the quarter ended March 31, 2019 to the quarter ended March 31, 2020. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

General and administrative

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$17,338	$13,679	$3,659	27%
Percentage of total revenues	21.0%	21.3%

The increase in general and administrative expenses for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, was primarily due to a $1.8 million increase in salaries, benefits, and stock-based compensation and a $1.3 million increase in foreign currency losses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 12% increase in average headcount from the quarter ended March 31, 2019 to the quarter ended March 31, 2020. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the British Pound and Euro during the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, on net asset balances denominated in foreign currencies.

Interest income

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest income	$2,409	$695	$1,714	247%

The increase in interest income during the quarter ended March 31, 2020, compared quarter ended March 31, 2019, was primarily due to interest earned on higher cash balances relating to the proceeds of the Notes, partially offset by a decrease in average interest rates in the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019.

Interest expense

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	$5,685	$—	$5,685	*
* Not meaningful

Interest expense during the quarter ended March 31, 2020 was due to amortization of the debt discount on the Notes issued in August of 2019 and, to a lesser extent, interest accrued during the period on the outstanding balance on the Notes.

Provision for income taxes

The amounts below reflect the revisions as discussed in Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$357	$403	$(46)	(11%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended March 31, 2020, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended March 31, 2020 and 2019, we recorded $0.4 million in income tax expense. Income tax expense for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, remained relatively flat. For the quarter ended March 31, 2020, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources

At March 31, 2020, our principal sources of liquidity were an aggregate of $614.0 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, and commercial paper. We had $500.0 million aggregate principal amount of Notes outstanding at March 31, 2020. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The Notes were not convertible at March 31, 2020.

In connection with the offering of the Notes, we entered into the Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.8 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $106.76 per share, subject to certain adjustments.

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

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$8,517	$3,026
Net cash provided by (used in) investing activities	$181,308	$(515)
Net cash provided by financing activities	$925	$1,035

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

For the quarter ended March 31, 2020, cash provided by operations was $8.5 million, resulting from net non-cash expenses of $21.3 million, partially offset by our net loss of $11.0 million and net cash flow used as a result of changes in operating assets and liabilities of $1.8 million. The $1.8 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:

•	a $10.0 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the quarter;
•	a $1.5 million increase in prepaid expenses and other current assets;
•	a $1.3 million decrease in deferred revenue as a result of the growth of our customer and user bases;
•	a $1.3 million decrease in operating lease liabilities; and
•	a $1.2 million increase in other assets.

These changes in our operating assets and liabilities were largely offset by the following:

•	a $12.1 million decrease in accounts receivable, and
•	a $1.3 million increase in accounts payable.

For the quarter ended March 31, 2019, cash provided by operations was $3.0 million, resulting from net non-cash expenses of $13.4 million, largely offset by our net loss of $9.0 million and net cash flow used as a result of changes in operating assets and liabilities of $1.4 million. The $1.4 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:

•	a $6.4 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2018 employee bonuses during the first quarter of 2019;
•	a $2.5 million increase in other assets; and
•	a $1.3 million decrease in operating lease liabilities.

These changes in our operating assets and liabilities were largely offset by the following:

•	a $3.9 million increase in deferred revenue as a result of the growth of our customer and user bases;
•	a $2.3 million decrease in accounts receivable;
•	a $1.8 million decrease in prepaid expenses and other current assets; and
•	a $0.8 million increase in accounts payable.

Net Cash Provided By (Used In) Investing Activities

Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the quarter ended March 31, 2020, cash provided by investing activities was $181.3 million as a result of $184.7 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $2.3 million in capitalized software development costs and $1.2 million in purchases of property and equipment.

For the quarter ended March 31, 2019, cash used in investing activities was $0.5 million as a result of $1.2 million in capitalized software development costs and $1.1 million in purchases of property and equipment, partially offset by $1.8 million of proceeds from maturities of marketable securities, net of purchases.

Net Cash Provided By Financing Activities

For the quarter ended March 31, 2020, cash provided by financing activities was $0.9 million as a result of $4.7 million of proceeds from exercises of stock options, partially offset by $3.6 million of acquisitions of common stock for tax withholding obligations.

For the quarter ended March 31, 2019, cash provided by financing activities was $1.0 million primarily as a result of $2.8 million of proceeds from exercises of stock options, partially offset by $1.7 million of acquisitions of common stock for tax withholding obligations.

Contractual Obligations and Commitments

Contractual obligations at March 31, 2020 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$14,969	$4,579	$10,050	$170	$170

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

At March 31, 2020, liabilities for unrecognized tax benefits of $1.8 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at March 31, 2020 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$278	$—	$—	$—	$278

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At March 31, 2020, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In August 2019, we issued $500.0 million aggregate principal amount of the Notes. The Notes have a fixed annual interest rate of 0.125%; therefore, we do not have economic interest rate exposure with respect to the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

We had cash and cash equivalents and marketable securities of $614.0 million at March 31, 2020. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at March 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2020, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented a new variable compensation system. In connection with this system implementation, we modified several related internal controls over financial reporting to maintain the desired control objectives.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting a potential client that has already invested substantial personnel and financial resources to integrate on-premise software into its business, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we reallocate marketing resources to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in-light of COVID-19, there is no guarantee these new marketing efforts will be successful and our business may be harmed.

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

Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as COVID-19. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to COVID-19, we have shifted our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer or industry events in the future. Moreover, these conditions could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our future growth.

Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our future operating results.

Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the initial contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the initial term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. For example, economic effects of COVID-19 could impact our renewal rate. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreement at this time.

Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. In response to COVID-19, many of our competitors have begun offering free products or services to attract new customers. We may have to provide free products, services or modules in order to retain our customers, which could adversely impact our operating results over time. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries that we serve and could harm our business and operating results.

In December 2019, the emergence of COVID-19 was reported and in January 2020, the WHO declared it a Public Health Emergency of International Concern. In March 2020, the WHO characterized COVID-19 as a pandemic.  This contagious disease outbreak has continued to spread across the world and is impacting macroeconomic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which we expect will negatively impact our business.  Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows.  More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $12.8 million and $8.8 million for the quarters ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $174.2 million at March 31, 2020. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 1,109 at March 31, 2020 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we have shut down certain workplaces and required our employees to work remotely. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the effects of COVID-19;

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution is an SAP-endorsed business solution that integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our accounting solutions, for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. As a result of COVID-19, we also expect delays coming from our SAP and SolEx partnerships, which could harm our business. We also expect services revenue to decrease as new implementation projects are delayed.

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

In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and this difficulty may be heightened by intensified restrictions on travel and social distancing during the COVID-19 pandemic. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales would not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.

We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. Future deterioration in general economic conditions, including as a result of COVID-19, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2019, our sales and marketing teams included 517 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have deemphasized building new relationships with those verticals during the pandemic which could harm our customer base.

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

We do not control the operation of our hosting providers. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, DDoS attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our hosting providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, such as COVID-19, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. We may have limited remedies against third-party providers in the event of any service disruptions. If our third-party hosting providers are compromised or unavailable or our customers are unable to access our solutions for any reason, our business and operations would be materially and adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 24% and 22% of our revenues from sales outside the United States in the quarters ended March 31, 2020 and 2019, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;
•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value-added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	uncertain political and economic climates, including the significant volatility in the global financial markets;
•	the impact of natural disasters and public health pandemics, such as COVID-19, on employees, customers, partners, third-party contractors, travel and the global economy; and
•	reduced or varied protection for intellectual property rights in some countries.

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

We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania and China. Outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, will require us to shutdown certain workplaces, which could decrease productivity. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other malicious privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.

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

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications in place that we believe allow for the lawful transfer of personal data from the EU and Switzerland to the United States. The EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and any other mechanisms that we use or may use in the future in an effort to legitimize cross-border data transfers, however, may be challenged or evolve to include new legal requirements that could have an impact on data transfers. It is unclear at this time whether the EU-U.S. Privacy Shield or Swiss-U.S. Privacy Shield will continue to serve as an appropriate means for us to transfer personal data from the EU and Switzerland to the United States.  Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.

We also expect laws, regulations and industry standards to be proposed, enacted, and otherwise established concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 and superseded previously effective EU data protection legislation. The GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Further, a referendum was passed in June 2016 in which voters in the United Kingdom approved an exit from the EU, commonly referred to as “Brexit”. The UK’s exit from the EU pursuant to Brexit became effective January 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR, but it remains to be seen whether the United Kingdom’s withdrawal from the EU pursuant to Brexit will substantially impact the manner in which United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, we have begun to see delayed and deferred purchasing decisions and a deterioration in the near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. We expect services to decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our customers’ or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If the Notes convert and we elect to issue common stock in lieu of cash upon conversion or we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all, for example because of increased demand for financings due to economic uncertainty relating to COVID-19. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, such as the recent spread of COVID-19, terrorism, political unrest, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced major earthquakes and wildfires in the past. Significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major earthquake or catastrophic event.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2020, we had goodwill and intangible assets with a net book value of $201.1 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Risks Related to Ownership of our Common Stock and the Notes

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

•	ratings changes by any securities analysts who follow our company;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actual or perceived privacy, security, or data protection incidents;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property, or our products or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•	any major change in our board of directors or management;
•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, or responses to these events.

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

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, as described in the Indenture. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under the Indenture governing the Notes to convert their such Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Calls may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the Capped Calls.

In connection with the issuance of the Notes, we entered into the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes.

The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our common stock. In addition, we do not make any representation that these transactions will not be discontinued without notice.

In addition, global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. The counterparties to the Capped Calls are financial institutions and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. If a counterparty to one or more Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, it will increase if the market price or the volatility of our common stock increases. Upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

Date: May 6, 2020

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2020