Form 10-Q
period 2020-06-30
BLACKLINE, INC.
filed 2020-08-07
CIK 1666134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock outstanding at July 31, 2020 was 56,898,857.

BlackLine, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

TABLE OF CONTENTS

Part I. Financial Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the novel coronavirus pandemic and the related responses by governments and private industry on our business and financial condition, as well as that of our customers and partners; changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part 1 – Financial Information

Item 1.	Financial Statements

BLACKLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$471,620	$120,232
Marketable securities	154,876	487,515
Accounts receivable, net of allowances for credit losses of $6,741 and $3,533 at June 30, 2020 and December 31, 2019, respectively	98,124	102,829
Prepaid expenses and other current assets	15,293	12,830
Total current assets	739,913	723,406
Capitalized software development costs, net	12,754	10,032
Property and equipment, net	12,160	13,024
Intangible assets, net	16,688	17,520
Goodwill	185,138	185,138
Operating lease right-of-use assets	10,308	12,549
Other assets	56,289	52,883
Total assets	$1,033,250	$1,014,552
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,172	$7,401
Accrued expenses and other current liabilities	22,913	30,098
Deferred revenue	167,403	162,552
Short-term portion of operating lease liabilities	4,499	4,938
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	202,995	206,997
Operating lease liabilities, noncurrent	8,724	10,606
Convertible senior notes, net	395,459	384,343
Contingent consideration	4,278	4,354
Deferred tax liabilities, net	4,733	4,571
Deferred revenue, noncurrent	93	163
Total liabilities	616,282	611,034
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	7,190	4,905
Stockholders' equity:
Common stock	569	559
Additional paid-in capital	590,119	561,275
Accumulated other comprehensive income	943	377
Accumulated deficit	(181,853)	(163,598)
Total stockholders' equity	409,778	398,613
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,033,250	$1,014,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Subscription and support	$77,867	$66,066	$154,902	$127,340
Professional services	5,405	3,598	10,968	6,453
Total revenues	83,272	69,664	165,870	133,793
Cost of revenues
Subscription and support	11,628	11,588	23,008	22,420
Professional services	5,115	3,356	9,800	6,142
Total cost of revenues	16,743	14,944	32,808	28,562
Gross profit	66,529	54,720	133,062	105,231
Operating expenses
Sales and marketing	41,826	37,192	86,611	73,040
Research and development	11,847	10,829	23,594	21,136
General and administrative	16,182	12,677	33,520	26,356
Total operating expenses	69,855	60,698	143,725	120,532
Loss from operations	(3,326)	(5,978)	(10,663)	(15,301)
Other income (expense)
Interest income	1,085	734	3,494	1,429
Interest expense	(5,741)	—	(11,426)	—
Other income (expense), net	(4,656)	734	(7,932)	1,429
Loss before income taxes	(7,982)	(5,244)	(18,595)	(13,872)
Provision for (benefit from) income taxes	(41)	283	316	686
Net loss	(7,941)	(5,527)	(18,911)	(14,558)
Net loss attributable to non-controlling interest	(328)	(219)	(656)	(469)
Adjustment attributable to non-controlling interest	719	54	2,920	54
Net loss attributable to BlackLine, Inc.	$(8,332)	$(5,362)	$(21,175)	$(14,143)
Basic net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.10)	$(0.38)	$(0.26)
Shares used to calculate basic net loss per share	56,614	55,171	56,394	55,004
Diluted net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.10)	$(0.38)	$(0.26)
Shares used to calculate diluted net loss per share	56,614	55,171	56,394	55,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,941)	$(5,527)	$(18,911)	$(14,558)
Other comprehensive income:
Net change in unrealized gains on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2020 and 2019	856	142	545	236
Foreign currency translation	42	220	42	298
Other comprehensive income	898	362	587	534
Comprehensive loss	(7,043)	(5,165)	(18,324)	(14,024)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(328)	(219)	(656)	(469)
Foreign currency translation attributable to redeemable non-controlling interest	21	108	21	146
Comprehensive loss attributable to redeemable non-controlling interest	(307)	(111)	(635)	(323)
Comprehensive loss attributable to BlackLine, Inc.	$(6,736)	$(5,054)	$(17,689)	$(13,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Quarter Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at March 31, 2020	56,379	$564	$569,799	$66	$(174,240)	$396,189
Stock option exercises	262	3	5,756	—	—	5,759
Vesting of restricted stock units	129	1	—	—	—	1
Issuance of common stock through employee stock purchase plan	85	1	3,607	—	—	3,608
Acquisition of common stock for tax withholding obligations	—	—	(1,294)	—	—	(1,294)
Stock-based compensation	—	—	12,970	—	—	12,970
Other comprehensive income	—	—	—	877	—	877
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(719)	—	(7,613)	(8,332)
Balance at June 30, 2020	56,855	$569	$590,119	$943	$(181,853)	$409,778

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	493	6	10,407	—	—	10,413
Vesting of restricted stock units	346	3	—	—	—	3
Issuance of common stock through employee stock purchase plan	85	1	3,607			3,608
Acquisition of common stock for tax withholding obligations	—	—	(4,856)	—	—	(4,856)
Stock-based compensation	—	—	22,606	—	—	22,606
Other comprehensive income	—	—	—	566	—	566
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,920)	—	(18,255)	(21,175)
Balance at June 30, 2020	56,855	$569	$590,119	$943	$(181,853)	$409,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.) (UNAUDITED)

(in thousands)

	Quarter Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at March 31, 2019	55,031	$550	$459,118	$45	$(141,677)	$318,036
Stock option exercises	118	1	1,799	—	—	1,800
Vesting of restricted stock units	84	1	—	—	—	1
Issuance of common stock through employee stock purchase plan	74	1	2,551			2,552
Acquisition of common stock for tax withholding obligations	—	—	(859)	—	—	(859)
Stock-based compensation	—	—	8,126	—	—	8,126
Other comprehensive income	—	—	—	254	—	254
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(54)	—	(5,308)	(5,362)
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(146,985)	$324,548

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(132,896)	$319,267
Stock option exercises	288	2	4,560	—	—	4,562
Vesting of restricted stock units	262	3	—	—	—	3
Issuance of common stock through employee stock purchase plan	74	1	2,551			2,552
Acquisition of common stock for tax withholding obligations	—	—	(2,588)	—	—	(2,588)
Stock-based compensation	—	—	14,641	—	—	14,641
Other comprehensive income	—	—	—	254	—	254
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(54)	—	(14,089)	(14,143)
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(146,985)	$324,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(21,175)	$(14,143)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	2,264	(415)
Net loss	(18,911)	(14,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,437	11,476
Change in fair value of contingent consideration	(76)	184
Amortization of debt discount and issuance costs	11,116	—
Stock-based compensation	22,072	14,464
Noncash lease expense	2,371	2,460
Accretion of purchase discounts on marketable securities, net	(634)	(773)
Net foreign currency (gains) losses	(38)	1
Deferred income taxes	162	583
Provision for doubtful accounts receivable	140	73
Changes in operating assets and liabilities:
Accounts receivable	4,405	(4,271)
Prepaid expenses and other current assets	(2,516)	2,601
Other assets	(3,406)	(7,636)
Accounts payable	(678)	(1,066)
Accrued expenses and other current liabilities	(7,700)	(4,317)
Deferred revenue	4,781	15,123
Operating lease liabilities	(2,391)	(2,698)
Net cash provided by operating activities	18,134	11,646
Cash flows from investing activities
Purchases of marketable securities	(116,400)	(69,522)
Proceeds from maturities of marketable securities	424,259	74,988
Proceeds from sales of marketable securities	25,959	—
Capitalized software development costs	(4,994)	(2,599)
Purchases of property and equipment	(2,224)	(1,989)
Purchases of intangible assets	(2,333)	—
Net cash provided by investing activities	324,267	878
Cash flows from financing activities
Proceeds from exercises of stock options	10,416	4,565
Proceeds from employee stock purchase plan	3,608	2,552
Acquisition of common stock for tax withholding obligations	(4,856)	(2,588)
Financed purchases of property and equipment	(225)	(145)
Net cash provided by financing activities	8,943	4,384
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	42	164
Net increase in cash, cash equivalents, and restricted cash	351,386	17,072
Cash, cash equivalents, and restricted cash, beginning of period	120,502	46,455
Cash, cash equivalents, and restricted cash, end of period	$471,888	$63,527

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$471,620	$63,255
Restricted cash included within prepaid expenses and other current assets at end of period	18	19
Restricted cash included within other assets at end of period	250	253
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$471,888	$63,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL CASH FLOWS DISCLOSURE

(in thousands)

	Six Months Ended June 30,
	2020	2019
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$534	$177
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$530	$113
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$1,046	$1,279
Leased assets obtained in exchange for new operating lease liabilities	$130	$1,056

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

Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter and six months ended June 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ equity.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the quarter and six months ended June 30, 2020. The Company has not recorded any impairment charges for unrealized losses in the periods presented.

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

Revision of Previously-Issued Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of its 2019 annual financial statements, the Company identified an error in its historical provision for income taxes, which resulted in an understatement of its tax provision and deferred tax liabilities in its previously-issued financial statements. The error resulted from the recognition of a foreign deferred tax asset that should not have been recognized for the difference in international entity income for statutory purposes and international entity income included on the consolidated income tax provision. There was no corresponding domestic benefit of this incremental foreign tax expense due to the U.S. entity being subject to a full valuation allowance. Although the Company assessed the materiality of the errors and determined the amounts were not material to previously-issued financial statements, the Company did revise its previously-issued 2018 and 2017 annual financial statements to correct for such tax error, as well as certain prior period immaterial disclosure errors, in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 consolidated interim financial statements in connection with the Company’s 2020 Form 10-Q filings. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements for the quarter and six months ended June 30, 2019 to correct for the impact of such errors, which originated in periods prior to 2019. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously-filed consolidated interim financial statements.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods.

Condensed Consolidated Statements of Operations
	Quarter Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$146	$137	$283
Net loss	$(5,390)	$(137)	$(5,527)
Net loss attributable to BlackLine, Inc.	$(5,225)	$(137)	$(5,362)
Basic net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.01)	$(0.10)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.09)	$(0.01)	$(0.10)

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$351	$335	$686
Net loss	$(14,223)	$(335)	$(14,558)
Net loss attributable to BlackLine, Inc.	$(13,808)	$(335)	$(14,143)
Basic net loss per share attributable to BlackLine, Inc.	$(0.25)	$(0.01)	$(0.26)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.25)	$(0.01)	$(0.26)

Condensed Consolidated Statements of Comprehensive Loss
	Quarter Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(5,390)	$(137)	$(5,527)
Comprehensive loss	$(5,028)	$(137)	$(5,165)
Comprehensive loss attributable to BlackLine, Inc.	$(4,917)	$(137)	$(5,054)

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(14,223)	$(335)	$(14,558)
Comprehensive loss	$(13,689)	$(335)	$(14,024)
Comprehensive loss attributable to BlackLine, Inc.	$(13,366)	$(335)	$(13,701)

Condensed Consolidated Statements of Stockholders' Equity
	Quarter Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at March 31, 2019	$(139,177)	$(2,500)	$(141,677)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(5,171)	$(137)	$(5,308)
Balance at June 30, 2019	$(144,348)	$(2,637)	$(146,985)
Total Equity
Balance at March 31, 2019	$320,536	$(2,500)	$318,036
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(5,225)	$(137)	$(5,362)
Balance at June 30, 2019	$327,185	$(2,637)	$324,548

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at December 31, 2018	$(130,594)	$(2,302)	$(132,896)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(13,754)	$(335)	$(14,089)
Balance at June 30, 2019	$(144,348)	$(2,637)	$(146,985)
Total Equity
Balance at December 31, 2018	$321,569	$(2,302)	$319,267
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(13,808)	$(335)	$(14,143)
Balance at June 30, 2019	$327,185	$(2,637)	$324,548

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss attributable to BlackLine, Inc.	$(13,808)	$(335)	$(14,143)
Net loss	$(14,223)	$(335)	$(14,558)
Deferred income taxes	$(18)	$601	$583
Accrued expenses and other current liabilities	$(4,051)	$(266)	$(4,317)

Recently-issued accounting pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company has not adopted the provisions of the new standard and does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

Recently adopted accounting pronouncements

In May 2020, the Securities Exchange Commission (“SEC”) issued a final rule that amended the disclosure requirements applicable to acquisitions and dispositions of businesses. The changes include: updating the tests used to determine significance and expanding the use of pro forma financial information when measuring significance; conforming the significance threshold and tests for a disposed business to those used for an acquired business; permitting abbreviated financial statements for certain acquisitions of a component of an entity; revising the pro forma financial information requirements; reducing the maximum number of years for which financial statements under Regulation S-X Rule 3-05 are required to two years; and modifying the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not (or not yet) required. The amendments are intended to improve the financial information about acquired or disposed businesses provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosures. The Company early adopted this rule in the quarter ended June 30, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued guidance which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $4.8 million at June 30, 2020.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$6,778	$4,175	$4,905	$4,387
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(328)	(219)	(656)	(469)
Foreign currency translation	21	108	21	146
Adjustment to redeemable non-controlling interest	719	54	2,920	54
Balance at end of period	$7,190	$4,118	$7,190	$4,118

Note 4 – Balance Sheet Components

Investments in Marketable Securities

Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$28,525	$81	$—	$28,606
Corporate bonds	120,524	596	(21)	121,099
Commercial paper	5,171	—	—	5,171
	$154,220	$677	$(21)	$154,876

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$382,269	$67	$(1)	$382,335
Corporate bonds	77,009	63	(18)	77,054
Commercial paper	28,126	—	—	28,126
	$487,404	$130	$(19)	$487,515

Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the unaudited condensed consolidated statements of operations were $(0.2) million and $0.6 million for the quarter and six months ended June 30,

2020, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the unaudited condensed consolidated statements of operations were $0.2 million and $0.5 million for the quarter and six months ended June 30, 2019, respectively. Net gains and losses are determined using the specific identification method. During the quarters and six months ended June 30, 2020, there were $0.1 million of realized losses related to the sale of one marketable security recognized in the Company’s unaudited condensed consolidated statements of operations. During the quarters and six months ended June 30, 2019, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations.

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $12.0 million and an immaterial amount of unrealized losses at June 30, 2020, and an estimated fair value of $83.9 million and an immaterial amount of unrealized losses at December 31, 2019. At June 30, 2020, there were no marketable securities in a continuous loss position for greater than 12 months.

The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$149,194	$149,868
Maturing between 1 and 2 years	5,026	5,008
	$154,220	$154,876

Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred customer contract acquisition costs	$53,046	$49,709
Restricted cash	250	250
Capitalized software implementation costs	1,565	1,237
Other assets	1,428	1,687
	$56,289	$52,883

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued salaries and employee benefits	$14,721	$20,775
Accrued income and other taxes payable	2,629	4,198
Other accrued expenses and current liabilities	5,563	5,125
	$22,913	$30,098

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$456,096	$—	$—	$456,096
Commercial paper	—	—	—	—
U.S. treasury securities	—	—	—	—
Marketable securities
U.S. treasury securities	28,606	—	—	28,606
Corporate bonds	—	121,099	—	121,099
Commercial paper	—	5,171	—	5,171
Total assets	$484,702	$126,270	$—	$610,972
Liabilities
Contingent consideration	$—	$—	$6,286	$6,286
Total liabilities	$—	$—	$6,286	$6,286

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,767	$—	$—	$39,767
Marketable securities
U.S. treasury securities	382,335	—	—	382,335
Corporate bonds	—	77,054	—	77,054
Commercial paper	—	28,126	—	28,126
Total assets	$422,102	$105,180	$—	$527,282
Liabilities
Contingent consideration	$—	$—	$6,362	$6,362
Total liabilities	$—	$—	$6,362	$6,362

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning fair value	$6,507	$6,307	$6,362	$6,316
Change in fair value	(221)	193	(76)	184
Ending fair value	$6,286	$6,500	$6,286	$6,500

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

The Notes consisted of the following (in thousands):

June 30, 2020
Liability:
Principal	$500,000
Unamortized debt discount and issuance costs	(104,541)
Net carrying amount	$395,459
Carrying amount of the equity component	$111,230

The Company carries the Notes at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach at June 30, 2020 was approximately $640.3 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.

During the quarter ended June 30, 2020, the Company recognized $5.6 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense. During the six months ended June 30, 2020, the Company recognized $11.1 million of interest expense related to the amortization of debt discount and issuance costs and $0.3 million of coupon interest expense.

At June 30, 2020, the remaining life of the Notes is approximately 49 months.

The Notes were not convertible at June 30, 2020.

Note 7 – Commitments and Contingencies

Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”). In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.3 million and $6.4 million at June 30, 2020 and December 31, 2019, respectively.

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

Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2020 and December 31, 2019, the Company had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 8 – Equity Awards

Stock-based compensation expense

Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$1,706	$1,159	$3,029	$2,047
Sales and marketing	5,577	3,558	9,970	6,552
Research and development	1,735	1,235	2,964	2,179
General and administrative	3,598	2,060	6,109	3,686
	$12,616	$8,012	$22,072	$14,464

For the quarters ended June 30, 2020 and 2019, stock-based compensation capitalized as an asset was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation capitalized as an asset was $0.5 million and $0.2 million, respectively.

Stock options

The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2019	3,486
Granted	555
Exercised	(506)
Forfeited/canceled	(19)
Outstanding at June 30, 2020	3,516

Restricted stock units

The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2019	1,654
Granted	979
Vested	(414)
Forfeited/canceled	(43)
Nonvested at June 30, 2020	2,176

Stock options with performance conditions

In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two officers that vest upon meeting certain performance conditions and continued service. The performance conditions included meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target was met through 2019, but the full cumulative annual recurring target through 2019 was not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24 million. At June 30, 2020, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards. On July 1, 2020, 200,000 awards with performance conditions were canceled upon the change in the employment status of one of the officers.

Note 9 – Unearned Revenue and Performance Obligations

Revenue totaling $119.4 million and $94.5 million was recognized during the six months ended June 30, 2020 and 2019, respectively, that was previously included in the deferred revenue balance at December 31, 2019 and 2018, respectively.

Contracted not recognized revenue was $395.1 million at June 30, 2020, of which the Company expects to recognize approximately 60% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended June 30, 2020 and 2019, the Company recorded $41,000 in income tax benefit and $0.3 million in income tax expense. For the six months ended June 30, 2020 and 2019, the Company recorded $0.3 million and $0.7 million in income tax expense, respectively. The decrease in income tax expense for the quarter and six months ended June 30, 2020, compared to the quarter and six months ended June 30, 2019, resulted primarily from reduced profitability in foreign jurisdictions, tax windfalls associated with employee stock option exercises and restricted stock units, and a reduction in non-deductible expenses during the current period. For the quarters and six months ended June 30, 2020 and 2019, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to BlackLine, Inc.	$(8,332)	$(5,362)	$(21,175)	$(14,143)
Denominator:
Weighted average shares	56,614	55,171	56,394	55,004
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	56,614	55,171	56,394	55,004
Basic net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.10)	$(0.38)	$(0.26)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.10)	$(0.38)	$(0.26)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Six Months ended June 30,
	2020	2019
Stock options with service-only vesting conditions	3,516	3,973
Stock options with performance conditions	683	683
Restricted stock units	2,176	1,745
Total shares excluded from net loss per share	6,375	6,401

Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the six months ended June 30, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the Notes of $73.40 per share.

Note 12 – Geographic Information

The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$62,131	$53,731	$124,726	$103,899
International	21,141	15,933	41,144	29,894
	$83,272	$69,664	$165,870	$133,793

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The consolidated financial statements for the quarter and six months ended June 30, 2019 have been revised to correct for prior period errors as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

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

At June 30, 2020, we had 277,426 individual users across 3,138 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.

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

We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues.

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

For the quarters ended June 30, 2020 and 2019, we had revenues totaling $83.3 million and $69.7 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $8.3 million and $5.4 million, respectively. For the six months ended June 30, 2020 and 2019, we had revenues totaling $165.9 million and $133.8 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $21.2 million and $14.1 million, respectively.

COVID-19 Update

In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. We responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily and immediately restricted non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We expect these restrictions to stay in effect during the third quarter of 2020. We also responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary one-on-one coaching sessions with our customers.

We have started to see purchasing decisions being deferred due to COVID-19, decreased services revenue due to the delayed implementation of projects, and an impact on new business pipeline and large deals. Moreover, we expect delays in deals in EMEA and North America mid-market, as well as large digital transformation deals. We further expect delays in deals arising out of our SAP partnership, all which will impact our customers and prospects, and our financial results for fiscal 2020. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and they depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. During the first half of 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, and we expect that certain of our current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through a less secure network connection. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020
Dollar-based net revenue retention rate	108%	109%	110%	110%	108%
Number of customers	2,813	2,871	3,024	3,056	3,138
Number of users	236,802	244,515	267,621	271,957	277,426

Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2020, our dollar-based net revenue retention rate declined primarily due to lower net growth in existing customer accounts as a result of reduced technology spending by our existing customers due to the financial challenges caused by COVID-19. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2020 and 2019, no single customer accounted for more than 10% of our total revenues.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
GAAP gross profit	$66,529	$54,720	$133,062	$105,231
GAAP gross margin	79.9%	78.5%	80.2%	78.7%
GAAP net loss attributable to BlackLine, Inc.	$(8,332)	$(5,362)	$(21,175)	$(14,143)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP gross profit	$68,411	$57,591	$136,442	$110,701
Non-GAAP gross margin	82.2%	82.7%	82.3%	82.7%
Non-GAAP net income attributable to BlackLine, Inc.	$11,916	$5,958	$17,934	$6,909

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

Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, amortization of purchased intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes (the “Notes”), the change in the fair value of contingent consideration, shelf offering costs, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Non-GAAP Gross Profit:
Gross profit	$66,529	$54,720	$133,062	$105,231
Amortization of developed technology	176	1,712	351	3,423
Stock-based compensation expense	1,706	1,159	3,029	2,047
Total non-GAAP gross profit	$68,411	$57,591	$136,442	$110,701
Gross margin	79.9%	78.5%	80.2%	78.7%
Non-GAAP gross margin	82.2%	82.7%	82.3%	82.7%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(8,332)	$(5,362)	$(21,175)	$(14,143)
Benefit from income taxes	(72)	(18)	(88)	(18)
Amortization of intangible assets	1,622	3,079	3,165	6,156
Stock-based compensation	12,616	8,012	22,072	14,464
Amortization of debt discount and issuance costs	5,584	—	11,116	—
Change in fair value of contingent consideration	(221)	193	(76)	184
Shelf offering costs	—	—	—	212
Adjustment to redeemable non-controlling interest	719	54	2,920	54
Total non-GAAP net income attributable to BlackLine, Inc.	$11,916	$5,958	$17,934	$6,909

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated:

The following table presents our consolidated results of operations and reflects the revisions as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues
Subscription and support	$77,867	$66,066	$154,902	$127,340
Professional services	5,405	3,598	10,968	6,453
Total revenues	83,272	69,664	165,870	133,793
Cost of revenues
Subscription and support	11,628	11,588	23,008	22,420
Professional services	5,115	3,356	9,800	6,142
Total cost of revenues	16,743	14,944	32,808	28,562
Gross profit	66,529	54,720	133,062	105,231
Operating expenses
Sales and marketing	41,826	37,192	86,611	73,040
Research and development	11,847	10,829	23,594	21,136
General and administrative	16,182	12,677	33,520	26,356
Total operating expenses	69,855	60,698	143,725	120,532
Loss from operations	(3,326)	(5,978)	(10,663)	(15,301)
Other income (expense)
Interest income	1,085	734	3,494	1,429
Interest expense	(5,741)	—	(11,426)	—
Other income (expense), net	(4,656)	734	(7,932)	1,429
Loss before income taxes	(7,982)	(5,244)	(18,595)	(13,872)
Provision for (benefit from) income taxes	(41)	283	316	686
Net loss	(7,941)	(5,527)	(18,911)	(14,558)
Net loss attributable to non-controlling interest	(328)	(219)	(656)	(469)
Adjustment attributable to non-controlling interest	719	54	2,920	54
Net loss attributable to BlackLine, Inc.	$(8,332)	$(5,362)	$(21,175)	$(14,143)

Comparison of Quarters and Six Months Ended June 30, 2020 and 2019

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$77,867	$66,066	$11,801	18%	$154,902	$127,340	$27,562	22%
Professional services	5,405	3,598	1,807	50%	10,968	6,453	4,515	70%
Total revenues	$83,272	$69,664	$13,608	20%	$165,870	$133,793	$32,077	24%

	June 30,
	2020	2019
Dollar-based net revenue retention rate	108%	108%
Number of customers	3,138	2,813
Number of users	277,426	236,802

The increase in revenues for the quarter and six months ended June 30, 2020, compared to the quarter and six months ended June 30, 2019, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers in the period, and an increase in non-user-based strategic product sales. The total number of customers and users at June 30, 2020 increased by 12% and 17%, respectively, as compared to June 30, 2019.

Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$11,628	$11,588	$40	−	$23,008	$22,420	$588	3%
Professional services	5,115	3,356	1,759	52%	9,800	6,142	3,658	60%
Total cost of revenues	$16,743	$14,944	$1,799	12%	$32,808	$28,562	$4,246	15%
Gross margin	79.9%	78.5%			80.2%	78.7%

The increase in cost of revenues for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, was primarily due to a $2.9 million increase in salaries, benefits, and stock-based compensation, of which $1.9 million was from professional services-related headcount, and a $0.5 million increase in computer software expenses. These increases were partially offset by a $1.3 million decrease in depreciation and amortization and a $0.5 million decrease in travel-related expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 22% increase in average cost of revenues-related headcount from the quarter ended June 30, 2019 to the quarter ended June 30, 2020. The increase in computer software expenses was primarily driven by purchases of additional server licenses, driven by growth in our customer base. Depreciation and amortization expense decreased primarily due to a decrease in amortization related to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.

The increase in cost of revenues for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to a $5.4 million increase in salaries, benefits, and stock-based compensation, of which $3.4 million was from professional services-related headcount; a $0.9 million increase in computer software expenses; a $0.6 million increase in professional services expense; and a $0.5 million increase in amortization of developed technology. These increases were partially offset by a $2.6 million decrease in depreciation and amortization and a $0.6 million decrease in travel-related expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 24% increase in average cost of revenues-related headcount from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in computer software expenses was primarily driven by purchases of additional server licenses, driven by growth in our customer base. Depreciation and amortization expense decreased primarily due to a decrease in amortization related to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.

Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$41,826	$37,192	$4,634	12%	$86,611	$73,040	$13,571	19%
Percentage of total revenues	50.2%	53.4%			52.2%	54.6%

The increase in sales and marketing expenses for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, was primarily due to an $8.9 million increase in salaries, sales commissions, stock-based compensation, and incentives. This increase was partially offset by a $2.4 million decrease in travel-related expenses; a $1.8 million decrease in partner referral fees; and a $0.6 million decrease in advertising and trade show expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Our sales and marketing average headcount increased 25% from the quarter ended June 30, 2019 to the quarter ended June 30, 2020. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers. The decrease in advertising and trade show expenses was primarily as a result of restrictions related to live events due to COVID-19.

The increase in sales and marketing expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an $18.2 million increase in salaries, sales commissions, stock-based compensation, and incentives and a $1.3 million increase in company event-related expenses. These increases were partially offset by a $4.3 million decrease in partner referral fees and a $2.5 million decrease in travel-related expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Our sales and marketing average headcount increased 27% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers. Travel-related expenses decreased primarily as a result of COVID-19 travel restrictions.

Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development, gross	$14,693	$12,171	$2,522	21%	$28,556	$23,490	$5,066	22%
Capitalized internally developed software costs	(2,846)	(1,342)	(1,504)	112%	(4,962)	(2,354)	(2,608)	111%
Research and development, net	$11,847	$10,829	$1,018	9%	$23,594	$21,136	$2,458	12%
Percentage of total revenues	14.2%	15.5%			14.2%	15.8%

The increase in research and development expenses for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, was primarily due to a $2.3 million increase in salaries, benefits, and stock-based compensation. This increase was partially offset by a $1.5 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 17% increase in average headcount from the quarter ended June 30, 2019 to the quarter ended June 30, 2020.

The increase in research and development expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to a $4.0 million increase in salaries, benefits, and stock-based compensation and a $0.7 million increase in professional services expense. These increases were partially offset by a $2.6 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 15% increase in average headcount from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in professional services expense was primarily driven by the investment in products, features, and functionality buildouts by external consultants.

General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$16,182	$12,677	$3,505	28%	$33,520	$26,356	$7,164	27%
Percentage of total revenues	19.4%	18.2%			20.2%	19.7%

The increase in general and administrative expenses for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, was primarily due to a $2.6 million increase in salaries, benefits, and stock-based compensation and a $1.5 million increase in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 17% increase in average headcount from the quarter ended June 30, 2019 to the quarter ended June 30, 2020.

The increase in general and administrative expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to a $4.4 million increase in salaries, benefits, and stock-based compensation; a $1.6 million increase in professional services expense; and a $1.4 million increase in foreign currency losses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 15% increase in average headcount from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in foreign currency losses was primarily due to the impact of foreign currency rates related to the British Pound and Euro during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, on net asset balances denominated in foreign currencies.

Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$1,085	$734	$351	48%	$3,494	$1,429	$2,065	145%

The increase in interest income during the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, was primarily due to interest earned on higher cash balances primarily related to the proceeds from the Notes, partially offset by a decrease in average interest rates in the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.

The increase in interest income during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to interest earned on higher cash balances primarily related to the proceeds from the Notes, partially offset by a decrease in average interest rates in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$5,741	$—	$5,741	*	$11,426	$—	$11,426	*
* Not meaningful

Interest expense during the quarter and six months ended June 30, 2020 was due to amortization of the debt discount on the Notes issued in August of 2019 and, to a lesser extent, interest accrued during the period on the outstanding balance on the Notes.

Provision for (benefit from) income taxes

The amounts below reflect the revisions as discussed in Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(41)	$283	$(324)	(114%)	$316	$686	$(370)	(54%)

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended June 30, 2020, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended June 30, 2020 and 2019, we recorded $41,000 in income tax benefit and $0.3 million of income tax expense. For the six months ended June 30, 2020 and 2019, we recorded $0.3 million and $0.7 million of income tax expense, respectively. The decrease in income tax expense for the quarter and six months ended June 30, 2020, compared to the quarter and six months ended June 30, 2019, resulted primarily from reduced profitability in foreign jurisdictions, tax windfalls associated with employee stock option exercises and restricted stock units, and a reduction in non-deductible expenses during the current period. For the quarters and six months ended June 30, 2020 and 2019, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the six months ended June 30, 2020 was primarily related to our international operations.

Liquidity and Capital Resources

At June 30, 2020, our principal sources of liquidity were an aggregate of $626.5 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, and commercial paper. We had $500.0 million aggregate principal amount of Notes outstanding at June 30, 2020.

We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The Notes were not convertible at June 30, 2020.

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

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and strategic transactions and the continuing market acceptance of our solutions. From time to time, we may require or opportunistically raise additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Historical Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$18,134	$11,646
Net cash provided by investing activities	$324,267	$878
Net cash provided by financing activities	$8,943	$4,384

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

For the six months ended June 30, 2020, cash provided by operations was $18.1 million, resulting from net non-cash expenses of $44.6 million, partially offset by our net loss of $18.9 million and net cash flow used as a result of changes in operating assets and liabilities of $7.5 million. The $7.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:

•	a $7.7 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the six months ended June 30, 2020;
•	a $3.4 million increase in other assets;
•	a $2.5 million increase in prepaid expenses and other current assets;
•	a $2.4 million decrease in operating lease liabilities; and
•	a $0.7 million decrease in accounts payable.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $4.8 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•	a $4.4 million decrease in accounts receivable due to increased collections.

For the six months ended June 30, 2019, cash provided by operations was $11.6 million, resulting from net non-cash expenses of $28.5 million, largely offset by our net loss of $14.6 million and net cash flow used as a result of changes in operating assets and liabilities of $2.3 million. The $2.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:

•	a $7.6 million increase in other assets;
•	a $4.3 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2018 employee bonuses during the six months ended June 30, 2019;
•	a $4.3 million increase in accounts receivable;
•	a $2.7 million decrease in operating lease liabilities; and
•	a $1.1 million decrease in accounts payable.

These changes in our operating assets and liabilities were largely offset by the following:

•	a $15.1 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•	a $2.6 million decrease in prepaid expenses and other current assets.

Net Cash Provided By Investing Activities

Our investing activities consist primarily of investments in, and maturities of, marketable securities, capital expenditures for property and equipment and capitalized software development costs.

For the six months ended June 30, 2020, cash provided by investing activities was $324.3 million as a result of $333.8 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $5.0 million in capitalized software development costs, $2.3 million in purchases of intangible assets related to the purchase of a defensive patent, and $2.2 million in purchases of property and equipment.

For the six months ended June 30, 2019, cash provided by investing activities was $0.9 million as a result of $5.5 million of proceeds from maturities of marketable securities, net of purchases, partially offset by $2.6 million in capitalized software development costs and $2.0 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities was $8.9 million as a result of $10.4 million of proceeds from exercises of stock options and $3.6 million of proceeds from the employee stock purchase plan, partially offset by $4.9 million of acquisitions of common stock for tax withholding obligations.

For the six months ended June 30, 2019, cash provided by financing activities was $4.4 million primarily as a result of $4.6 million of proceeds from exercises of stock options and $2.6 million of proceeds from the employee stock purchase plan, partially offset by $2.6 million of acquisitions of common stock for tax withholding obligations.

Contractual Obligations and Commitments

Contractual obligations at June 30, 2020 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$13,231	$3,576	$8,680	$170	$805

We are required to pay up to a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. We have not included this obligation in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability. The settlement of this liability depends on our ability to generate taxable income in the future to realize this tax benefit.

At June 30, 2020, liabilities for unrecognized tax benefits of $1.8 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Commitments under letters of credit at June 30, 2020 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$285	$—	$—	$35	$250

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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At June 30, 2020, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.

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

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

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

We had cash and cash equivalents and marketable securities of $626.5 million at June 30, 2020. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a $1.2 million impact on our cash and marketable securities at June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2020, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into its business, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we reallocate marketing resources to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in-light of COVID-19, there is no guarantee these new marketing efforts will be successful and our business may be harmed.

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

Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. For example, economic effects of COVID-19 have impacted and may continue to impact our renewal rate. Any prolonged shut down of a significant portion of global economic activity or a downturn in the global economy would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreement at this time.

Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. In response to COVID-19, many of our competitors have begun offering free products or services to attract new customers. We have offered free access to our entire training library and have offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. We may have to provide additional free products, services or modules in order to retain our customers, which could adversely impact our operating results over time. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries that we serve and could harm our business and operating results.

In December 2019, the emergence of COVID-19 was reported and in March 2020, the WHO characterized COVID-19 as a pandemic. This contagious disease outbreak has continued to spread across the world and is impacting macroeconomic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business.  Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows.  More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $21.2 million and $14.1 million for the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $181.9 million at June 30, 2020. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

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

We increased our number of full-time employees from 183 at December 31, 2013 to 1,179 at June 30, 2020 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we have shut down certain workplaces and required our employees to work remotely. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, Ernst & Young, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. As a result of COVID-19, we also expect delays coming from our SAP and SolEx partnerships, which could harm our business. We also expect services revenue to decrease as new implementation projects are delayed.

Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If our solution is no longer resold by SAP as a solution extension, our business could be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, or if the counterparties to our relationships offer competing solutions, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

If our security controls are breached or unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.

Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information regarding their customers or employees. Our platform is at risk for breaches as a result of third-party action, employee, vendor or contractor error, malfeasance or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. If any unauthorized or inadvertent access to or a security breach of our platform occurs, or is believed to occur, such an event could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. We may also suffer breaches of our internal systems. Security breaches of our platform or our internal systems could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.

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

We incur significant expenses to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to countermeasure emerging risks and threats. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about, privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Our continued growth depends in part on the ability of our current and potential customers to access our platform at any time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the seasonal nature of financial close activities, increasing complexity of our platform and expanding user population, it may become difficult to accurately predict and timely address performance and capacity needs during peak load times. If our platform is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be harmed. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above, or other failures of our infrastructure, customer data may be permanently lost. Our customer agreements typically include performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. The COVID-19 outbreak has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential.  During the first half of 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.

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

Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2019, our sales and marketing teams included 517 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and have been engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have deemphasized building new relationships with those verticals during the pandemic which could harm our customer base.

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

We recognize subscription revenue from our platform ratably over the terms of our customers’ agreements, most of which have one-year terms but an increasing number of which have up to three-year terms. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue related to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We may fail to maintain an effective system of internal control over financial reporting in the future and may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). We derived approximately 25% and 22% of our revenues from sales outside the United States in the six months ended June 30, 2020 and 2019, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition and our Japanese Joint Venture, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in 2018, we entered into our Japanese Joint Venture. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. In connection with a strategic transaction, we may:

•	issue additional equity securities that would dilute our existing stockholders;
•	use cash that we may need in the future to operate our business;
•	incur large charges or substantial liabilities;
•	incur debt on terms unfavorable to us or that we are unable to repay; or
•	become subject to adverse tax consequences, substantial depreciation, and amortization, or deferred compensation charges.

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

We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania and China. Outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have required us to shut down certain workplaces, which could decrease productivity and increase reliance on remote solutions, which present different security challenges. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend, in part, upon our intellectual property. We currently have two patents and primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data related to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data. Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or by organizations with which we have formed strategic relationships. Even though we may have contractual protections with such organizations, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications in place for the transfer of personal data from the EU and Switzerland to the United States. We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.

We also expect laws, regulations and industry standards to be proposed, enacted, and otherwise established concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 and superseded previously effective EU data protection legislation. The GDPR imposes more stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Further, a referendum was passed in June 2016 in which voters in the United Kingdom approved an exit from the EU, commonly referred to as “Brexit.” The United Kingdom’s exit from the EU pursuant to Brexit became effective January 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR, but it remains to be seen whether the United Kingdom’s withdrawal from the EU pursuant to Brexit will substantially impact the manner in which United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently certified by the California Secretary of State to appear on the ballot for the upcoming election on November 3, 2020. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement or access our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from accessing our solutions or, in some cases, preventing the export or import of our solutions to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to current or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, current and potential customers have delayed and deferred purchasing decisions and there has been a deterioration in the near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-

19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.

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

At December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $199.0 million and $99.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, California has recently passed legislation limiting the use of NOLs for taxable years 2020, 2021, and 2022. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate and according to the new rules. The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we currently maintain a full valuation allowance on our U.S. deferred tax assets.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, or we may opportunistically decide to raise capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, or at all, for example because of increased demand for financings due to economic uncertainty relating to COVID-19. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2020, we had goodwill and intangible assets with a net book value of $201.8 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, as described in the Indenture. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity. Further, if the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.

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

Date: August 7, 2020

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2020