Form 10-Q
period 2020-09-30
BLACKLINE, INC.
filed 2020-11-09
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-37924
______________________________________________________________
BlackLine, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________________________________

Delaware	46-3354276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
21300 Victory Boulevard, 12th Floor
Woodland Hills, CA 91367
(Address of principal executive offices, including zip code)
(818) 223-9008
(Registrant’s telephone number, including area code)
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 30, 2020 was 57,254,972.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the COVID-19 pandemic and the related responses by governments and private industry on our business and financial condition, as well as that of our customers and partners; changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events, and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$408,070	$120,232
Marketable securities	117,433	487,515
Accounts receivable, net of allowances for credit losses of $4,983 and $3,533 at September 30, 2020 and December 31, 2019, respectively	91,137	102,829
Prepaid expenses and other current assets	137,357	12,830
Total current assets	753,997	723,406
Capitalized software development costs, net	13,925	10,032
Property and equipment, net	10,787	13,024
Intangible assets, net	15,066	17,520
Goodwill	185,138	185,138
Operating lease right-of-use assets	9,274	12,549
Other assets	58,578	52,883
Total assets	$1,046,765	$1,014,552
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,088	$7,401
Accrued expenses and other current liabilities	29,546	30,098
Deferred revenue	165,699	162,552
Short-term portion of operating lease liabilities	4,289	4,938
Short-term portion of contingent consideration	2,008	2,008
Total current liabilities	203,630	206,997
Operating lease liabilities, noncurrent	7,828	10,606
Convertible senior notes, net	401,217	384,343
Contingent consideration	4,206	4,354
Deferred tax liabilities, net	4,750	4,571
Deferred revenue, noncurrent	72	163
Total liabilities	621,703	611,034
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	8,128	4,905
Stockholders' equity:
Common stock	573	559
Additional paid-in capital	605,078	561,275
Accumulated other comprehensive income	568	377
Accumulated deficit	(189,285)	(163,598)
Total stockholders' equity	416,934	398,613
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,046,765	$1,014,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Subscription and support	$83,875	$70,311	$238,777	$197,651
Professional services	6,282	4,614	17,250	11,067
Total revenues	90,157	74,925	256,027	208,718
Cost of revenues
Subscription and support	11,700	11,689	34,708	34,109
Professional services	5,282	3,603	15,082	9,745
Total cost of revenues	16,982	15,292	49,790	43,854
Gross profit	73,175	59,633	206,237	164,864
Operating expenses
Sales and marketing	42,588	41,848	129,199	114,888
Research and development	14,829	11,558	38,423	32,694
General and administrative	17,794	14,088	51,314	40,444
Total operating expenses	75,211	67,494	218,936	188,026
Loss from operations	(2,036)	(7,861)	(12,699)	(23,162)
Other income (expense)
Interest income	648	2,161	4,142	3,590
Interest expense	(5,914)	(3,006)	(17,340)	(3,006)
Other income (expense), net	(5,266)	(845)	(13,198)	584
Loss before income taxes	(7,302)	(8,706)	(25,897)	(22,578)
Provision for income taxes	555	170	871	856
Net loss	(7,857)	(8,876)	(26,768)	(23,434)
Net loss attributable to non-controlling interest	(425)	(509)	(1,081)	(978)
Adjustment attributable to non-controlling interest	1,319	839	4,239	893
Net loss attributable to BlackLine, Inc.	$(8,751)	$(9,206)	$(29,926)	$(23,349)
Basic net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.17)	$(0.53)	$(0.42)
Shares used to calculate basic net loss per share	57,063	55,480	56,619	55,164
Diluted net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.17)	$(0.53)	$(0.42)
Shares used to calculate diluted net loss per share	57,063	55,480	56,619	55,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(7,857)	$(8,876)	$(26,768)	$(23,434)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2020 and 2019	(419)	(23)	126	213
Foreign currency translation	88	10	130	308
Other comprehensive income (loss)	(331)	(13)	256	521
Comprehensive loss	(8,188)	(8,889)	(26,512)	(22,913)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(425)	(509)	(1,081)	(978)
Foreign currency translation attributable to redeemable non-controlling interest	44	5	65	151
Comprehensive loss attributable to redeemable non-controlling interest	(381)	(504)	(1,016)	(827)
Comprehensive loss attributable to BlackLine, Inc.	$(7,807)	$(8,385)	$(25,496)	$(22,086)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2020	56,855	$569	$590,119	$943	$(181,853)	$409,778
Stock option exercises	296	3	3,867	—	—	3,870
Vesting of restricted stock units	104	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,272)	—	—	(1,272)
Stock-based compensation	—	—	13,683	—	—	13,683
Other comprehensive loss	—	—	—	(375)	—	(375)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,319)	—	(7,432)	(8,751)
Balance at September 30, 2020	57,255	$573	$605,078	$568	$(189,285)	$416,934

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	789	9	14,274	—	—	14,283
Vesting of restricted stock units	450	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	85	1	3,607	—	—	3,608
Acquisition of common stock for tax withholding obligations	—	—	(6,128)	—	—	(6,128)
Stock-based compensation	—	—	36,289	—	—	36,289
Other comprehensive income	—	—	—	191	—	191
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,239)	—	(25,687)	(29,926)
Balance at September 30, 2020	57,255	$573	$605,078	$568	$(189,285)	$416,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.) (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2019	55,307	$553	$470,681	$299	$(146,985)	$324,548
Stock option exercises	247	2	3,803	—	—	3,805
Vesting of restricted stock units	77	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(784)	—	—	(784)
Stock-based compensation	—	—	10,260	—	—	10,260
Other comprehensive income	—	—	—	116	—	116
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(839)	—	(8,367)	(9,206)
Balance at September 30, 2019	55,631	$556	$548,201	$415	$(155,352)	$393,820

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(132,896)	$319,267
Stock option exercises	535	4	8,363	—	—	8,367
Vesting of restricted stock units	339	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	74	1	2,551	—	—	2,552
Acquisition of common stock for tax withholding obligations	—	—	(3,372)	—	—	(3,372)
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive income	—	—	—	370	—	370
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(893)	—	(22,456)	(23,349)
Balance at September 30, 2019	55,631	$556	$548,201	$415	$(155,352)	$393,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(29,926)	$(23,349)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	3,158	(85)
Net loss	(26,768)	(23,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,615	16,803
Change in fair value of contingent consideration	(148)	313
Amortization of debt discount and issuance costs	16,874	2,923
Stock-based compensation	35,398	24,605
Noncash lease expense	3,557	3,677
Accretion of purchase discounts on marketable securities, net	(333)	(873)
Net foreign currency (gains) losses	(275)	138
Deferred income taxes	179	737
Provision for doubtful accounts receivable	373	157
Changes in operating assets and liabilities:
Accounts receivable	11,557	(7,455)
Prepaid expenses and other current assets	(3,143)	3,129
Other assets	(5,684)	(9,647)
Accounts payable	(4,569)	(1,591)
Accrued expenses and other current liabilities	(1,032)	1,044
Deferred revenue	3,056	14,971
Operating lease liabilities	(3,734)	(3,997)
Net cash provided by operating activities	39,923	21,500
Cash flows from investing activities
Purchases of marketable securities	(116,400)	(93,259)
Proceeds from maturities of marketable securities	460,982	95,138
Proceeds from sales of marketable securities	25,959	17,279
Capitalized software development costs	(7,838)	(3,751)
Purchases of property and equipment	(2,515)	(3,461)
Cash paid for pending acquisition	(121,433)	—
Purchases of intangible assets	(2,333)	—
Net cash provided by investing activities	236,422	11,946
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	487,163
Purchase of capped calls related to convertible senior notes	—	(46,150)
Proceeds from exercises of stock options	14,287	8,371
Proceeds from employee stock purchase plan	3,608	2,552
Acquisition of common stock for tax withholding obligations	(6,128)	(3,372)
Financed purchases of property and equipment	(394)	(314)
Net cash provided by financing activities	11,373	448,250
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	130	308
Net increase in cash, cash equivalents, and restricted cash	287,848	482,004
Cash, cash equivalents, and restricted cash, beginning of period	120,502	46,455
Cash, cash equivalents, and restricted cash, end of period	$408,350	$528,459

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$408,070	$528,197
Restricted cash included within prepaid expenses and other current assets at end of period	19	19
Restricted cash included within other assets at end of period	261	243
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$408,350	$528,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$891	$296
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$461	$182
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$808	$360
Leased assets obtained in exchange for new operating lease liabilities	$282	$2,195
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
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter and nine months ended September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the quarter and nine months ended September 30, 2020. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
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
Revision of Previously-Issued Financial Statements
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of its 2019 annual financial statements, the Company identified an error in its historical provision for income taxes, which resulted in an understatement of its tax provision and deferred tax liabilities in its previously-issued financial statements. The error resulted from the recognition of a foreign deferred tax asset that should not have been recognized for the difference in international entity income for statutory purposes and international entity income included on the consolidated income tax provision. There was no corresponding domestic benefit of this incremental foreign tax expense due to the U.S. entity being subject to a full valuation allowance. Although the Company assessed the materiality of the errors and determined the amounts were not material to previously-issued financial statements, the Company did revise its previously-issued 2018 and 2017 annual financial statements to correct for such tax error, as well as certain prior period immaterial disclosure errors, in connection with the filing of its 2019 Annual Report on Form 10-K, and disclosed that it would be revising its 2019 consolidated interim financial statements in connection with the Company’s 2020 Form 10-Q filings. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements for the quarter and nine months ended September 30, 2019 to correct for the impact of such errors, which originated in periods prior to 2019. The accompanying footnotes have also been corrected to reflect the impact of the revisions of the previously-filed consolidated interim financial statements.

The following tables present the effect of the revision for the financial statement line items adjusted in the affected periods.

Condensed Consolidated Statements of Operations
	Quarter Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$206	$(36)	$170
Net loss	$(8,912)	$36	$(8,876)
Net loss attributable to BlackLine, Inc.	$(9,242)	$36	$(9,206)
Basic net loss per share attributable to BlackLine, Inc.	$(0.17)	$—	$(0.17)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.17)	$—	$(0.17)

	Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Provision for income taxes	$557	$299	$856
Net loss	$(23,135)	$(299)	$(23,434)
Net loss attributable to BlackLine, Inc.	$(23,050)	$(299)	$(23,349)
Basic net loss per share attributable to BlackLine, Inc.	$(0.42)	$—	$(0.42)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.42)	$—	$(0.42)

Condensed Consolidated Statements of Comprehensive Loss
	Quarter Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(8,912)	$36	$(8,876)
Comprehensive loss	$(8,925)	$36	$(8,889)
Comprehensive loss attributable to BlackLine, Inc.	$(8,421)	$36	$(8,385)

	Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss	$(23,135)	$(299)	$(23,434)
Comprehensive loss	$(22,614)	$(299)	$(22,913)
Comprehensive loss attributable to BlackLine, Inc.	$(21,787)	$(299)	$(22,086)

Condensed Consolidated Statements of Stockholders' Equity
	Quarter Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at June 30, 2019	$(144,348)	$(2,637)	$(146,985)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(8,403)	$36	$(8,367)
Balance at September 30, 2019	$(152,751)	$(2,601)	$(155,352)
Total Equity
Balance at June 30, 2019	$327,185	$(2,637)	$324,548
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(9,242)	$36	$(9,206)
Balance at September 30, 2019	$396,421	$(2,601)	$393,820

	Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
Accumulated Deficit	(in thousands)
Balance at December 31, 2018	$(130,594)	$(2,302)	$(132,896)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(22,157)	$(299)	$(22,456)
Balance at September 30, 2019	$(152,751)	$(2,601)	$(155,352)
Total Equity
Balance at December 31, 2018	$321,569	$(2,302)	$319,267
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	$(23,050)	$(299)	$(23,349)
Balance at September 30, 2019	$396,421	$(2,601)	$393,820

Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net loss attributable to BlackLine, Inc.	$(23,050)	$(299)	$(23,349)
Net loss	$(23,135)	$(299)	$(23,434)
Deferred income taxes	$35	$702	$737
Accrued expenses and other current liabilities	$1,447	$(403)	$1,044
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
In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.
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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$7,190	$4,118	$4,905	$4,387
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(425)	(509)	(1,081)	(978)
Foreign currency translation	44	5	65	151
Adjustment to redeemable non-controlling interest	1,319	839	4,239	893
Balance at end of period	$8,128	$4,453	$8,128	$4,453
During the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest, which resulted in an overstatement of the adjustment attributable to non-controlling interest in its consolidated statement of operations totaling $0.4 million for the quarter and nine months ended September 30, 2019; $0.5 million and $0.9 million for the quarter and year ended December 31, 2019; $1.2 million for the quarter ended March 31, 2020; and $0.6 million for the six months ended June 30, 2020, as well as an understatement of the adjustment attributable to non-controlling interest in its consolidated statement of operations totaling $0.6 million for the quarter ended June 30, 2020. At December 31, 2019, the carrying value of the redeemable non-controlling interest in the Company's consolidated balance sheet was overstated by $0.9 million. The Company corrected the $1.5 million cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying value of the redeemable non-controlling interest in its consolidated balance sheet.
Note 4 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$4,504	$6	$—	$4,510
Corporate bonds	110,104	255	(24)	110,335
Commercial paper	2,588	—	—	2,588
	$117,196	$261	$(24)	$117,433

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$382,269	$67	$(1)	$382,335
Corporate bonds	77,009	63	(18)	77,054
Commercial paper	28,126	—	—	28,126
	$487,404	$130	$(19)	$487,515
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the unaudited condensed consolidated statements of operations were $(0.3) million and $0.3 million for the quarter and nine months ended September 30, 2020, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses, in the unaudited condensed consolidated statements of operations were $0.1 million and $0.7 million for the quarter and nine months ended September 30, 2019, respectively. Net gains and losses are determined using the specific identification method. During the quarters ended September 30, 2020 and 2019, there were no material realized gains or losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2020, there were $0.1 million of realized losses related to the sale of one marketable security recognized in the Company’s unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2019, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $17.0 million and an immaterial amount of unrealized losses at September 30, 2020, and an estimated fair value of $83.9 million and an immaterial amount of unrealized losses at December 31, 2019. At September 30, 2020, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company’s marketable securities have a contractual maturity of less than one year. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$117,196	$117,433
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash paid for pending acquisition	$121,433	$—
Partner referral fees	702	833
Other prepaid expenses and other current assets	15,222	11,997
	$137,357	$12,830
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred customer contract acquisition costs	$54,791	$49,709
Restricted cash	261	250
Capitalized software implementation costs	2,002	1,237
Other assets	1,524	1,687
	$58,578	$52,883
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued salaries and employee benefits	$20,769	$20,775
Accrued income and other taxes payable	2,919	4,198
Other accrued expenses and current liabilities	5,858	5,125
	$29,546	$30,098

Note 5 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$362,689	$—	$—	$362,689
Marketable securities
U.S. treasury securities	4,510	—	—	4,510
Corporate bonds	—	110,335	—	110,335
Commercial paper	—	2,588	—	2,588
Total assets	$367,199	$112,923	$—	$480,122
Liabilities
Contingent consideration	$—	$—	$6,214	$6,214
Total liabilities	$—	$—	$6,214	$6,214

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,767	$—	$—	$39,767
Marketable securities
U.S. treasury securities	382,335	—	—	382,335
Corporate bonds	—	77,054	—	77,054
Commercial paper	—	28,126	—	28,126
Total assets	$422,102	$105,180	$—	$527,282
Liabilities
Contingent consideration	$—	$—	$6,362	$6,362
Total liabilities	$—	$—	$6,362	$6,362
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning fair value	$6,286	$6,500	$6,362	$6,316
Change in fair value	(72)	129	(148)	313
Ending fair value	$6,214	$6,629	$6,214	$6,629
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
The Notes consisted of the following (in thousands):

September 30, 2020
Liability:
Principal	$500,000
Unamortized debt discount and issuance costs	(98,783)
Net carrying amount	$401,217
Carrying amount of the equity component	$111,230
The Company carries the Notes at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach at September 30, 2020 was approximately $692.8 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
During the quarter ended September 30, 2020, the Company recognized $5.8 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense. During the nine months ended September 30, 2020, the Company recognized $16.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.5 million of coupon interest expense. During the quarter and nine months ended September 30, 2019, the Company recognized $2.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense.
At September 30, 2020, the remaining life of the Notes was approximately 46 months.
The Notes were not convertible at September 30, 2020.
Note 7 – Commitments and Contingencies
Contingent consideration—On September 3, 2013, BlackLine Systems, Inc. was acquired by BlackLine, Inc. (the “2013 Acquisition”). In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.2 million and $6.4 million at September 30, 2020 and December 31, 2019, respectively.
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
Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2020 and December 31, 2019, the Company had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 8 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$1,871	$1,431	$4,900	$3,478
Sales and marketing	5,675	4,522	15,645	11,074
Research and development	1,954	1,452	4,918	3,631
General and administrative	3,826	2,736	9,935	6,422
	$13,326	$10,141	$35,398	$24,605
For the quarters ended September 30, 2020 and 2019, stock-based compensation capitalized as an asset was $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, stock-based compensation capitalized as an asset was $0.9 million and $0.3 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2019	3,486
Granted	578
Exercised	(804)
Forfeited/canceled	(44)
Outstanding at September 30, 2020	3,216
Restricted stock units
The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2019	1,654
Granted	1,053
Vested	(533)
Forfeited/canceled	(85)
Nonvested at September 30, 2020	2,089
Stock options with performance conditions
In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two officers that vest upon meeting certain performance conditions and continued service. The performance conditions included meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target was met through 2019, but the full cumulative annual recurring target through 2019 was not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for each year are determined concurrently with the annual budget process. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24 million. At September 30, 2020, the Company has determined that the achievement of the performance targets is not probable and, accordingly, no stock-based compensation expense has been recorded for these awards. On July 1, 2020, 200,000 stock options with performance conditions were canceled upon the change in the employment status of one of the officers.

Note 9 – Unearned Revenue and Performance Obligations
Revenue totaling $147.5 million and $117.8 million was recognized during the nine months ended September 30, 2020 and 2019, respectively, that was previously included in the deferred revenue balance at December 31, 2019 and 2018, respectively.
Contracted not recognized revenue was $411.3 million at September 30, 2020, of which the Company expects to recognize approximately 59% over the next 12 months and the remainder thereafter.
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended September 30, 2020 and 2019, the Company recorded $0.6 million and $0.2 million in income tax expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $0.9 million and $0.9 million in income tax expense, respectively. The increase in income tax expense for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, resulted primarily from changes in the mix of profitable foreign jurisdictions and higher foreign withholding taxes. Income tax expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, remained relatively flat. For the quarters and nine months ended September 30, 2020 and 2019, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to BlackLine, Inc.	$(8,751)	$(9,206)	$(29,926)	$(23,349)
Denominator:
Weighted average shares	57,063	55,480	56,619	55,164
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	57,063	55,480	56,619	55,164
Basic net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.17)	$(0.53)	$(0.42)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.15)	$(0.17)	$(0.53)	$(0.42)
As further described in Note 3, during the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest in its consolidated balance sheet, with a corresponding impact to net loss attributable to BlackLine, Inc., as well as basic and diluted net loss per share attributable to BlackLine, Inc. in its consolidated statement of operations. Such errors resulted in a $0.4 million ($0.01 per basic and diluted share) overstatement of net loss attributable to BlackLine, Inc. for the quarter and nine months ended September 30, 2019. The Company corrected for the cumulative impact of its prior-period errors during the third quarter of 2020, which resulted in a reduction of its net loss attributable to BlackLine, Inc. of $1.5 million ($0.03 per basic and diluted share) and $0.9 million($0.02 per basic and diluted share) for the quarter and nine months ended September 30, 2020, respectively.
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2020	2019
Stock options with service-only vesting conditions	3,216	3,696
Stock options with performance conditions	483	683
Restricted stock units	2,089	1,692
Total shares excluded from net loss per share	5,788	6,071
Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the nine months ended September 30, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the Notes of $73.40 per share.
Note 12 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$68,058	$58,588	$192,784	$162,487
International	22,099	16,337	63,243	46,231
	$90,157	$74,925	$256,027	$208,718
Note 13 – Subsequent Events
On October 2, 2020, the Company completed the acquisition (the “Rimilia Acquisition”) of Rimilia Holdings Ltd. for consideration of $150 million in cash (subject to working capital adjustments), of which $120 million was payable at the closing of the acquisition with additional cash payments of up to $30 million payable upon certain earnout conditions being met. The Company funded the Rimilia Acquisition on September 30, 2020, in advance of the closing. The acquisition expands the Company’s capabilities into an adjacent area, adding accounts receivable automation to financial close automation and accelerating the Company’s larger, long-term plan for transforming and modernizing Finance and Accounting. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.
On September 30, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants, to become effective upon the close of the Rimilia Acquisition, which closed on October 2, 2020, to newly acquired employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-half of the total number of units awarded on the first anniversary of November 20, 2020 and one-half of the total number of units awarded on the second anniversary of November 20, 2020.
On October 30, 2020, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of November 20, 2020 and quarterly thereafter for 12 consecutive quarters.

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
The consolidated financial statements for the quarter and nine months ended September 30, 2019 have been revised to correct for prior period errors as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.
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
At September 30, 2020, we had 282,579 individual users across 3,226 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
For the quarters ended September 30, 2020 and 2019, we had revenues totaling $90.2 million and $74.9 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $8.8 million and $9.2 million, respectively. For the nine months ended September 30, 2020 and 2019, we had revenues totaling $256.0 million and $208.7 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $29.9 million and $23.3 million, respectively.
COVID-19 Update
In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. We responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily, immediately restricted non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We expect these restrictions to stay in effect during the fourth quarter of 2020. We also responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers.
We have continued to see purchasing decisions being deferred due to COVID-19 and an impact on new business pipeline and large deals. Moreover, we expect delays in deals in EMEA and North America mid-market, as well as large digital transformation deals. We further expect delays in deals arising out of our SAP partnership, all which will impact our customers and prospects, and our financial results for fiscal 2020. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. During the nine months ended September 30, 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, and we expect that certain of our current and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through a less secure network connection. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Acquisition of Rimilia
On October 2, 2020, we completed the acquisition (the “Rimilia Acquisition”) of Rimilia Holdings Ltd. (“Rimilia”) for consideration of $150 million in cash (subject to working capital adjustments), of which $120 million was payable at the closing of the acquisition with additional cash payments of up to $30 million payable upon certain earnout conditions being met. We the funded the Rimilia Acquisition on September 30, 2020, in advance of the closing.The acquisition expands our capabilities into an adjacent area, adding accounts receivable automation to financial close automation and accelerating our larger, long-term plan for transforming and modernizing Finance and Accounting.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020
Dollar-based net revenue retention rate	109%	110%	110%	108%	107%
Number of customers	2,871	3,024	3,056	3,138	3,226
Number of users	244,515	267,621	271,957	277,426	282,579
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2020, our dollar-based net revenue retention rate declined primarily due to lower net growth in existing customer accounts as a result of reduced technology spending by our existing customers due to the financial challenges caused by COVID-19. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2020 and 2019, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organizations, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products, such as Transaction Matching and Intercompany Hub. As our sales of non-user based products grow, user count will become less of an indicator of our business growth.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
GAAP gross profit	$73,175	$59,633	$206,237	$164,864
GAAP gross margin	81.2%	79.6%	80.6%	79.0%
GAAP net loss attributable to BlackLine, Inc.	$(8,751)	$(9,206)	$(29,926)	$(23,349)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP gross profit	$75,222	$62,263	$211,664	$172,964
Non-GAAP gross margin	83.4%	83.1%	82.7%	82.9%
Non-GAAP net income attributable to BlackLine, Inc.	$15,027	$7,065	$32,961	$13,974
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
Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes that we were able to recognize as a result of the deferred tax liabilities associated with the intangible assets established upon the 2013 Acquisition and the Runbook Acquisition, amortization of acquired intangible assets resulting from the 2013 Acquisition and the Runbook Acquisition, amortization of purchased intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes (the “Notes”), the change in the fair value of contingent consideration, acquisition-related costs related to the Rimilia Acquisition, legal settlement gains, shelf offering costs, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition and the Runbook Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Non-GAAP Gross Profit:
Gross profit	$73,175	$59,633	$206,237	$164,864
Amortization of developed technology	176	1,199	527	4,622
Stock-based compensation expense	1,871	1,431	4,900	3,478
Total non-GAAP gross profit	$75,222	$62,263	$211,664	$172,964
Gross margin	81.2%	79.6%	80.6%	79.0%
Non-GAAP gross margin	83.4%	83.1%	82.7%	82.9%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(8,751)	$(9,206)	$(29,926)	$(23,349)
Provision for (benefit from) income taxes	35	53	(53)	35
Amortization of intangible assets	1,622	2,566	4,787	8,722
Stock-based compensation	13,326	10,141	35,398	24,605
Amortization of debt discount and issuance costs	5,758	2,923	16,874	2,923
Change in fair value of contingent consideration	(72)	129	(148)	313
Acquisition-related costs	1,790	—	1,790	—
Legal settlement gains	—	(380)	—	(380)
Shelf offering costs	—	—	—	212
Adjustment to redeemable non-controlling interest	1,319	839	4,239	893
Total non-GAAP net income attributable to BlackLine, Inc.	$15,027	$7,065	$32,961	$13,974

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:
The following table presents our consolidated results of operations and reflects the revisions as discussed in Item 1 — Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues
Subscription and support	$83,875	$70,311	$238,777	$197,651
Professional services	6,282	4,614	17,250	11,067
Total revenues	90,157	74,925	256,027	208,718
Cost of revenues
Subscription and support	11,700	11,689	34,708	34,109
Professional services	5,282	3,603	15,082	9,745
Total cost of revenues	16,982	15,292	49,790	43,854
Gross profit	73,175	59,633	206,237	164,864
Operating expenses
Sales and marketing	42,588	41,848	129,199	114,888
Research and development	14,829	11,558	38,423	32,694
General and administrative	17,794	14,088	51,314	40,444
Total operating expenses	75,211	67,494	218,936	188,026
Loss from operations	(2,036)	(7,861)	(12,699)	(23,162)
Other income (expense)
Interest income	648	2,161	4,142	3,590
Interest expense	(5,914)	(3,006)	(17,340)	(3,006)
Other income (expense), net	(5,266)	(845)	(13,198)	584
Loss before income taxes	(7,302)	(8,706)	(25,897)	(22,578)
Provision for income taxes	555	170	871	856
Net loss	(7,857)	(8,876)	(26,768)	(23,434)
Net loss attributable to non-controlling interest	(425)	(509)	(1,081)	(978)
Adjustment attributable to non-controlling interest	1,319	839	4,239	893
Net loss attributable to BlackLine, Inc.	$(8,751)	$(9,206)	$(29,926)	$(23,349)
Comparison of Quarters and Nine Months Ended September 30, 2020 and 2019
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$83,875	$70,311	$13,564	19%	$238,777	$197,651	$41,126	21%
Professional services	6,282	4,614	1,668	36%	17,250	11,067	6,183	56%
Total revenues	$90,157	$74,925	$15,232	20%	$256,027	$208,718	$47,309	23%

	September 30,
	2020	2019
Dollar-based net revenue retention rate	107%	109%
Number of customers	3,226	2,871
Number of users	282,579	244,515
The increase in revenues for the quarter and nine months ended September 30, 2020, compared to the quarter and nine months ended September 30, 2019, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales. The total number of customers and users at September 30, 2020 increased by 12% and 16%, respectively, as compared to September 30, 2019.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$11,700	$11,689	$11	—%	$34,708	$34,109	$599	2%
Professional services	5,282	3,603	1,679	47%	15,082	9,745	5,337	55%
Total cost of revenues	$16,982	$15,292	$1,690	11%	$49,790	$43,854	$5,936	14%
Gross margin	81.2%	79.6%			80.6%	79.0%
The increase in cost of revenues for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, was primarily due to a $1.6 million increase in salaries, benefits, and stock-based compensation primariliy related to professional services-related headcount; a $0.8 million increase in computer software expenses; and a $0.7 million increase in amortization of developed technology. These increases were partially offset by a $0.9 million decrease in depreciation and amortization and a $0.4 million decrease in travel-related expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 22% increase in average cost of revenues-related headcount from the quarter ended September 30, 2019 to the quarter ended September 30, 2020. The increase in computer software expenses was primarily driven by purchases of additional server licenses, driven by growth in our customer base. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Depreciation and amortization expense decreased primarily due to a decrease in amortization related to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019.
The increase in cost of revenues for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a $7.1 million increase in salaries, benefits, and stock-based compensation, of which $5.2 million was related to professional services-related headcount; a $1.7 million increase in computer software expenses; a $1.3 million increase in amortization of developed technology; and a $0.7 million increase in professional services expense. These increases were partially offset by a $3.6 million decrease in depreciation and amortization; a $1.1 million decrease in travel-related expenses; and a $0.6 million decrease in data center costs. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 24% increase in average cost of revenues-related headcount from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in computer software expenses was primarily driven by purchases of additional server licenses, driven by growth in our customer base. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Depreciation and amortization expense decreased primarily due to a decrease in amortization related to developed technology from the 2013 Acquisition, which became fully amortized in the quarter ended September 30, 2019. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.

Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$42,588	$41,848	$740	2%	$129,199	$114,888	$14,311	12%
Percentage of total revenues	47.2%	55.9%			50.5%	55.0%
The increase in sales and marketing expenses for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, was primarily due to a $6.0 million increase in salaries, sales commissions, stock-based compensation, and incentives. This increase was partially offset by a $2.6 million decrease in advertising and trade show expenses; a $2.5 million decrease in travel-related expenses; and a $0.7 million decrease in partner referral fees. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Sales and marketing average headcount increased 17% from the quarter ended September 30, 2019 to the quarter ended September 30, 2020. The decrease in advertising and trade show expenses was primarily a result of restrictions related to live events due to COVID-19. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers.
The increase in sales and marketing expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a $24.2 million increase in salaries, sales commissions, stock-based compensation, and incentives; a $1.3 million increase in company event-related expenses; a $0.7 million increase in computer software expenses; and a $0.5 million increase in professional services expense. These increases were partially offset by a $5.0 million decrease in travel-related expenses; a $5.0 million decrease in partner referral fees; and a $2.4 million decrease in advertising and trade show expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Our sales and marketing average headcount increased 23% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Travel-related expenses decreased primarily as a result of COVID-19 travel restrictions. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers. The decrease in advertising and trade show expenses was primarily a result of restrictions related to live events due to COVID-19.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development, gross	$17,603	$12,779	$4,824	38%	$46,159	$36,270	$9,889	27%
Capitalized internally developed software costs	(2,774)	(1,221)	(1,553)	127%	(7,736)	(3,576)	(4,160)	116%
Research and development, net	$14,829	$11,558	$3,271	28%	$38,423	$32,694	$5,729	18%
Percentage of total revenues	16.4%	15.4%			15.0%	15.7%
The increase in research and development expenses for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, was primarily due to a $3.7 million increase in salaries, benefits, and stock-based compensation; a $0.8 million increase in computer software expenses; and a $0.6 million increase in professional services expense. These increases were partially offset by a $1.6 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 30% increase in average headcount from the quarter ended September 30, 2019 to the quarter ended September 30, 2020. Computer software expenses increased due to purchases of additional software licenses driven by an increase in average research and development headcount. The increase in professional services expense was primarily driven by external consultant fees as part of our investment in products, features, and functionality buildouts. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions.
The increase in research and development expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a $7.8 million increase in salaries, benefits, and stock-based compensation; a $1.3 million increase in professional services expense; and a $1.1 million increase in computer software expenses. These increases were partially offset by a $4.2 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 20% increase in average headcount from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in professional services expense was primarily driven by external consultant fees as part of our investment in products, features, and functionality buildouts. Computer software expenses increased due to purchases of additional software licenses driven by an increase in average research and development headcount. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$17,794	$14,088	$3,706	26%	$51,314	$40,444	$10,870	27%
Percentage of total revenues	19.7%	18.8%			20.0%	19.4%
The increase in general and administrative expenses for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, was primarily due to a $2.5 million increase in salaries, benefits, and stock-based compensation; $1.8 million of acquisition-related costs; and a $0.7 million increase in professional services expense. These increases were partially offset by a $1.4 million increase in foreign currency gains. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 17% increase in average headcount from the quarter ended September 30, 2019 to the quarter ended September 30, 2020. Acquisition-related costs in the period related to the Rimilia Acquisition, which closed in October 2020. The increase in foreign currency gains was primarily due to the impact of foreign currency rates related to the British Pound and Euro during the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, on net asset balances denominated in foreign currencies.
The increase in general and administrative expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a $7.0 million increase in salaries, benefits, and stock-based compensation; a $2.3 million increase in professional services expense; and $1.8 million of acquisition-related costs. These increases were partially offset by a $0.5 million decrease in travel-related expenses and a $0.5 million decrease in contingent consideration expense related to the decrease in fair value of the contingent consideration. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 15% increase in average headcount from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Acquisition-related costs in the period related to the Rimilia Acquisition, which closed in October 2020.
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$648	$2,161	$(1,513)	(70)%	$4,142	$3,590	$552	15%
The decrease in interest income during the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, was primarily due to a decrease in average interest rates, partially offset by interest earned on higher cash balances in the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019.
The increase in interest income during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to interest earned on higher cash balances, partially offset by decrease in average interest rates in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$5,914	$3,006	$2,908	97%	$17,340	$3,006	$14,334	477%
Interest expense during the quarter and nine months ended September 30, 2020 was due to amortization of the debt discount on the Notes issued in August of 2019 and, to a lesser extent, interest accrued during the period on the outstanding balance on the Notes.
Provision for income taxes
The amounts below reflect the revisions as discussed in Note 2, “Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements”.

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for income taxes	$555	$170	$385	226%	$871	$856	$15	2%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended September 30, 2020, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended September 30, 2020 and 2019, we recorded $0.6 million and $0.2 million of income tax expense, respectively. For the nine months ended September 30, 2020 and 2019, we recorded $0.9 million and $0.9 million of income tax expense, respectively. The increase in income tax expense for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, resulted primarily from changes in the mix of profitable foreign jurisdictions and higher foreign withholding taxes during the current period. Income tax expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, remained relatively flat. For the quarters and nine months ended September 30, 2020 and 2019, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The provision for income taxes for the nine months ended September 30, 2020 was primarily related to our international operations.
Liquidity and Capital Resources
At September 30, 2020, our principal sources of liquidity were an aggregate of $525.5 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, and commercial paper. We had $500.0 million aggregate principal amount of Notes outstanding at September 30, 2020.
We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The Notes were not convertible at September 30, 2020.
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$39,923	$21,500
Net cash provided by investing activities	$236,422	$11,946
Net cash provided by financing activities	$11,373	$448,250
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
For the nine months ended September 30, 2020, cash provided by operations was $39.9 million, resulting from net non-cash expenses of $70.2 million, partially offset by our net loss of $26.8 million and net cash flow used as a result of changes in operating assets and liabilities of $3.5 million. The $3.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•a $5.7 million increase in other assets;
•a $4.6 million decrease in accounts payable;
•a $3.7 million decrease in operating lease liabilities;
•a $3.1 million increase in prepaid expenses and other current assets; and
•a $1.0 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the nine months ended September 30, 2020.
These changes in our operating assets and liabilities were partially offset by the following:
•a $11.6 million decrease in accounts receivable due to increased collections; and
•a $3.1 million increase in deferred revenue as a result of the growth of our customer and user bases.

For the nine months ended September 30, 2019, cash provided by operations was $21.5 million, resulting from net non-cash expenses of $48.5 million, largely offset by our net loss of $23.4 million and net cash flow used as a result of changes in operating assets and liabilities of $3.5 million. The $3.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•a $9.6 million increase in other assets;
•a $7.5 million increase in accounts receivable;
•a $4.0 million decrease in operating lease liabilities; and
•a $1.6 million decrease in accounts payable.
These changes in our operating assets and liabilities were largely offset by the following:
•a $15.0 million increase in deferred revenue as a result of the growth of our customer and user bases;
•a $3.1 million decrease in prepaid expenses and other current assets; and
•a $1.0 million increase in accrued expenses and other current liabilities.
Net Cash Provided By Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, cash paid for a pending acquisition, capitalized software development costs, and capital expenditures for property and equipment.
For the nine months ended September 30, 2020, cash provided by investing activities was $236.4 million as a result of $370.5 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $121.4 million in cash paid for a pending acquisition, $7.8 million in capitalized software development costs, $2.5 million in purchases of property and equipment, and $2.3 million in purchases of intangible assets related to the purchase of a defensive patent.
For the nine months ended September 30, 2019, cash provided by investing activities was $11.9 million as a result of $19.2 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $3.8 million in capitalized software development costs and $3.5 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
For the nine months ended September 30, 2020, cash provided by financing activities was $11.4 million as a result of $14.3 million of proceeds from exercises of stock options and $3.6 million of proceeds from the employee stock purchase plan, partially offset by $6.1 million of acquisitions of common stock for tax withholding obligations.
For the nine months ended September 30, 2019, cash provided by financing activities was $448.3 million primarily as a result of net proceeds of $441.0 million from the issuance of the Notes, net of the purchase of the associated Capped Calls; $8.4 million of proceeds from exercises of stock options; and $2.6 million of proceeds from the employee stock purchase plan, partially offset by $3.4 million of acquisitions of common stock for tax withholding obligations.
Contractual Obligations and Commitments
Contractual obligations at September 30, 2020 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations	$13,103	$3,105	$9,193	$170	$635
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
At September 30, 2020, liabilities for unrecognized tax benefits of $2.1 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Commitments under letters of credit at September 30, 2020 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$297	$—	$—	$36	$261
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At September 30, 2020, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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
We had cash and cash equivalents and marketable securities of $525.5 million at September 30, 2020. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at September 30, 2020.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2020, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we reallocate marketing resources to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in-light of COVID-19, there is no guarantee these new marketing efforts will be successful, and our business may be harmed.
Our future growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the future growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
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
Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. In response to COVID-19, many of our competitors have begun offering free products or services to attract new customers. We have offered free access to our entire training library and have offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we are now offering complimentary coaching sessions with our existing customers. We may have to provide additional free products, services or modules in order to retain our customers, which could adversely impact our operating results over time. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.
The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries that we serve and could harm our business and operating results.
In December 2019, the emergence of COVID-19 was reported and in March 2020, the WHO characterized COVID-19 as a pandemic. This contagious disease outbreak has continued to spread across the world and is impacting macroeconomic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business and we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows.  More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.9 million and $23.3 million for the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $189.3 million at September 30, 2020. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
•development of our cloud-based platform, including investments in research and development, product innovation to expand the features and functionality of our software solutions and improvements to the scalability and security of our platform;
•sales and marketing, including expansion of our direct sales force and our relationships with technology vendors, professional services firms, business process outsourcers and resellers;
•additional international expansion in an effort to increase our customer base and sales; and
•general administration, including legal, accounting and other expenses related to being a public company.
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
We increased our number of full-time employees from 183 at December 31, 2013 to 1,207 at September 30, 2020 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we have shut down certain workplaces and required our employees to work remotely. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who may follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:
•our ability to attract new customers and retain and increase sales to existing customers;
•the number of new employees added;
•the rate of expansion and productivity of our sales force;
•long sales cycles and the timing of large contracts;
•changes in our or our competitors’ pricing policies;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•new products, features or functionalities introduced by us and our competitors;
•significant security breaches, technical difficulties or interruptions to our platform;
•the timing of customer payments and payment defaults by customers;
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the effects of COVID-19;
•changes in foreign currency exchange rates;
•the impact of new accounting pronouncements;
•the impact and timing of taxes or changes in tax law;
•the timing and the amount of grants or vesting of equity awards to employees;
•seasonality of our business; and
•changes in customer buying patterns.
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
We currently derive and expect to continue to derive substantially all of our revenues from our Close Process Management solution. As such, the continued growth in market demand for this solution is critical to our continued success. We cannot be certain that any new software solutions or products we introduce will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions, many of whom are new. In particular, our founder and Chief Executive Officer, Therese Tucker, has provided our strategic direction for over nineteen years and has built and maintained what we believe is an attractive workplace culture. In August 2020, our board of directors elected Marc Huffman, our current President and Chief Operating Officer, to succeed Therese Tucker as our Chief Executive Officer, effective as of January 1, 2021. This change in our executive management team, and any future changes, resulting from the hiring or departure of executives, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of our new Chief Executive Officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our executive management team who remain with us. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. The COVID-19 outbreak has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential.  During the nine months ended September, 30, 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
A number of other factors that may influence the length and variability of our sales cycle include:
•the need to educate potential customers about the uses and benefits of our software solutions;
•the need to educate potential customers on the differences between traditional, on-premise software and SaaS solutions;
•the relatively long duration of the commitment customers make in their agreements with us;
•the discretionary nature and timing of potential customers’ purchasing and budget cycles and decisions;
•the competitive nature of potential customers’ evaluation and purchasing processes;
•announcements or planned introductions of new products by us or our competitors; and
•lengthy purchasing approval processes of potential customers.
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
Our customers have experienced minor disruptions and outages in accessing our solutions in the past, and may in the future experience disruptions, outages, and other performance problems. Although we expend considerable effort to ensure that our platform performance is capable of handling existing and increased traffic levels, the ability of our cloud-based solutions to effectively manage any increased capacity requirements depends on our hosting providers. Our hosting providers may not be able to meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of our customers. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.
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
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, Ireland, Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook, a Netherlands-based provider of financial close automation software solutions to SAP customers. Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed our acquisition of Rimilia, a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 25% and 22% of our revenues from sales outside the United States in the nine months ended September 30, 2020 and 2019, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
•localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•differing technology standards;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•difficulties in managing and staffing international operations and differing employer/employee relationships;
•fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;
•potentially adverse tax consequences, including the complexities of foreign value-added tax (or other tax) systems and restrictions on the repatriation of earnings;
•uncertain political and economic climates, including the significant volatility in the global financial markets;
•the impact of natural disasters and public health pandemics, such as COVID-19, on employees, customers, partners, third-party contractors, travel and the global economy; and

•reduced or varied protection for intellectual property rights in some countries.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in October 2020, we completed our acquisition of Rimilia, and in 2018, we entered into our Japanese Joint Venture. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. In connection with a strategic transaction, we may:
•issue additional equity securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay; or
•become subject to adverse tax consequences, substantial depreciation, and amortization, or deferred compensation charges.
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
We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania, India, and China. Outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have required us to shut down certain workplaces, which could decrease productivity and increase reliance on remote solutions, which present different security challenges. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.
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
Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. The “Schrems II” decision issued by the Court of Justice of the European Union ("ECJ") on July 16, 2020 invalidated use of the EU-U.S. Privacy Shield as a valid mechanism for transfer of personal data of EU data subjects from the EU to the U.S. We have begun putting in place the EU Standard Contractual Clauses with our clients per the guidance of the ECJ in the Schrems II ruling. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.
We also expect laws, regulations and industry standards to be proposed, enacted, and otherwise established concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 imposes stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.  Further, a referendum was passed in June 2016 in which voters in the United Kingdom approved an exit from the EU, commonly referred to as “Brexit.” The United Kingdom’s exit from the EU pursuant to Brexit became effective January 31, 2020 and is followed by a transition period ending December 31, 2020 during which the United Kingdom will continue to be bound by EU rules and regulations (the “Transition Period”). Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom.  The United Kingdom has implemented a Data Protection Act that substantially implements the GDPR, but it remains to be seen how the United Kingdom’s withdrawal from the EU pursuant to Brexit will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced by the UK Information Commissioner’s Office, EU data protection authorities, or other regulatory bodies after the Transition Period.
Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA will significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
We rely on computer hardware purchased or leased and software licensed from third parties, including third-party SaaS applications, in order to deliver our software solutions. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delaying or preventing our ability to provide our software solutions until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our software solutions could result in errors or a failure, which could damage our reputation, impede our ability to provide our platform or process information, and adversely affect our business and results of operations.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, Brexit has caused significant political uncertainty in both the U.K. and the EU. It is possible the level of economic activity in this region will be adversely impacted, our customers use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2020, we had goodwill and intangible assets with a net book value of $200.2 million related to the 2013 Acquisition and the Runbook Acquisition. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
The market price of our common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  Factors that could cause fluctuations in the market price of our common stock include the following:
•actual or anticipated fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•actual or perceived privacy, security, or data protection incidents;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property, or our products or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;

•new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•any major change in our board of directors or management;
•sales of shares of our common stock by us or our stockholders;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, presidential elections, civil unrest, or responses to these events.
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
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:
•we have authorized but unissued shares of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•we have a classified board of directors with staggered three-year terms;
•stockholder action by written consent is prohibited;
•any amendment, alteration, rescission or repeal of our amended and restated bylaws or of certain provisions of our amended and restated certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 75% of the voting power of our stock entitled to vote thereon, voting together as a single class outstanding; and

•stockholders are required to comply with advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
†The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BlackLine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.
By:	/s/ Therese Tucker
Therese Tucker
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2020

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2020