Form 10-K
period 2020-12-31
BLACKLINE, INC.
filed 2021-02-25
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-37924
______________________________________
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
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the NASDAQ Global Select Market on such date was $4.285 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 18, 2021, 57,786,435 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2021, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

BLACKLINE, INC.
2020 ANNUAL REPORT ON FORM 10-K

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
Item 1.    Business
Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for organizations of all types and sizes. Our secure, scalable solutions support critical accounting processes such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance. By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their results and operations.
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
On October 2, 2020, we acquired Rimilia Holdings Ltd. (“Rimilia”), which is referred to as the “Rimilia Acquisition". The primary purpose of the Rimilia Acquisition was to extend the Company’s capabilities into an adjacent area, adding accounts receivable automation to financial close automation.
Our cloud-based products include Account Reconciliations, Cash Application, Compliance, Consolidation Integrity Manager, Intercompany Hub, Journal Entry, Task Management, Transaction Matching, and Variance Analysis. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
Our Growth Strategy
Our principal growth strategies include the following:
Continue to Innovate and Expand our Platform. Our ability to internally develop or make strategic acquisitions of new, market-leading applications and functionalities is integral to our success, and we intend to continue extending the functionality and range of our applications to bring new solutions to accounting and finance.
Enhance Our Leadership Position with Enterprise Market and Mid-Market Companies. We believe we have a leading position in the enhanced financial controls and automation market with both enterprise market and mid-market companies. We intend to leverage our brand, history of innovation, and customer focus to maintain and grow our leadership position with enterprise market businesses. In addition, we believe that mid-market businesses are particularly underserved and that our platform can help these businesses modernize their accounting and finance processes efficiently and effectively.
Increase Existing Customer Spend through Expanded Usage and Adoption of Additional Products. We pursue a land-and-expand sales model and believe there is significant opportunity to increase sales of our solutions within our existing customer base. Our pricing model is designed to allow us to capture additional revenue as our customers’ usage of our platform grows, providing us with an opportunity to increase the lifetime value of our customer relationships.
Expand Our International Operations and Customer Footprint. We believe that we have a significant opportunity to expand the use of our cloud-based products outside the United States. We have an established presence in Australia, Canada, France, Germany, the Netherlands, Poland, Singapore, and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions through organic growth activities and strategic acquisitions.
Extend Our Customer Relationships and Distribution Channels. We have established strong relationships with technology vendors such as SAP and NetSuite, professional services firms such as Deloitte and KPMG, and business process outsourcers such as Cognizant, Genpact, and IBM. We intend to continue to strengthen and expand our existing relationships, seek new relationships, and further expand our distribution channels to help us expand into new markets and increase our presence in existing markets.
BlackLine Solutions
We provide a powerful cloud-based solution designed to automate and streamline accounting and finance operations. The key elements of our solutions include:
Comprehensive Platform
We offer integrated suites of applications that deliver a broad range of capabilities to support critical accounting processes such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
The technology underpinning our software includes a comprehensive base of accounting-specific business logic and rules engines, which enable our customers to implement continuous accounting.
Enterprise Integration
We provide simple, secure and automated tools and integrations to transfer data to and from a range of enterprise-wide processes and systems, including ERPs, financial systems and in-house databases, and other custom applications and data. Our solutions integrate with over 30 ERP systems, including NetSuite, Oracle, SAP, and Workday. In addition, for companies with multiple systems and complex needs, we can connect with any number of general ledger systems simultaneously, resolving many of the issues associated with consolidating data across systems.
Independence
Our solutions are not dependent on any single operating system and work with most major ERP systems our customers may use. Our cross-system functionality allows us to reach a broader group of customers. We are also able to focus on and innovate for the needs of our customers irrespective of updates or changes in their existing systems. We believe this independence provides us with a competitive advantage in the industry over traditional methods.
Ease of Use
Our solutions are designed by accountants, for accountants, to be intuitive and easy to use. We strive to enable any user to rapidly implement our platform to manage their accounting and finance activities, from the simplest to the most sophisticated tasks. Our user-friendly interface provides clear visualization of accounting and finance data, enables user collaboration and streamlines business processes.
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
Security
Our solutions and services incorporate industry best practices and meet internationally recognized standards with respect to information security management. We have implemented and maintain our certified Information Security Management System in accordance with the ISO/IEC 27001 standard requirements. We meet a breadth of requirements for our security control environment, including information security policies, organization of information security, human resource security, access control, cryptography, physical and environmental security, operations security, communications security, information security incident management, and information security aspects of business continuity management. In our continued commitment to customer trust, transparency, and security in service, we provide customers independently validated testing and evaluation of our control environment through issued reports and certifications.

Key Benefits
Our platform is designed to provide the following benefits to our customers:
Flexibility and scalability
Our unified cloud platform is designed for modern business environments and has broad applicability across large and small organizations in almost any industry. The platform supports complex corporate structures, provides integration across core financial systems, manages multiple currencies and languages, and scales to support high transaction volumes.
Embedded controls and workflow
Our solutions are designed for the complex global regulatory environment. Our solutions embed key controls within standardized, repeatable and well-documented workflows, which are designed to result in substantially reduced risk of non-compliance or negative audit findings, greater tolerance for regulatory complexity and increased confidence in financial reports.
Real-time visibility
We provide users with real-time visibility into the status, progress and quality of their accounting processes. With configurable dashboards, user-defined reporting and the ability to drill down to individual reconciliations, journals and tasks, users can track open items, identify bottlenecks within a process or intervene to prevent mistakes.
Automation and efficiency
Our solutions can ingest data from a variety of sources, including ERP systems and other data repositories, and apply powerful, rules-driven automation to reconciliations, journals and transactions. This streamlines accounting processes, minimizes manual data entry and improves individual productivity to help ensure that accounting processes are completed on time. As a result, this automation allows users to focus on value-added activities instead of process management.
Continuous processing
Our solutions help organizations embed quality control, compliance and financial integrity into their day-to-day processes rather than rely on the traditional process of validating financial information at the end of each period. Activities such as account reconciliation and variance analysis can be performed in real-time, thus reducing the risk of errors and creating a more agile accounting environment.
Customers
Our customers include multinational corporations, large domestic enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2020, we had over 291,000 individual users across more than 3,400 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.
Products and Services
Our cloud-based solutions for modern accounting are designed to be the primary system of interaction for accountants every day. Our solutions unify systems and data and work to drive accuracy, collaboration, and accountability through visibility. By unifying and automating activity, we enable accounting departments to execute their work continuously, empowering real-time reporting and business partnership. These products are offered to our customers as scalable solutions for critical accounting processes, including financial close management, cash application, and intercompany accounting.

Financial Close Management
The collection of processes by which organizations reconcile, consolidate, and report their financial information at the end of each period is referred to as the financial close. For organizations of any size, the traditional way of closing the books is held together by manual processes and error-prone spreadsheets, increasing risk and threatening the accuracy of financial reporting. Our Financial Close Management solutions allow customers to standardize and automate key steps across the close process to ensure accuracy, control, and timeliness.
•Account Reconciliations provides a centralized workspace from which users can collaborate to complete account reconciliations. Features include standardized templates, workflows for review and approval, linkage to policies and procedures, and integrated storage of supporting documentation. The product automates otherwise manual activities in the reconciliation process, significantly reducing time and effort and increasing productivity. It also enhances internal controls by facilitating the appropriate segregation of duties, simplifying reconciliation audits and adding transparency and visibility to the reconciliation process.
•Transaction Matching analyzes and reconciles high volumes of individual transactions from different sources of data based upon user-configured logic. Our rules engine automatically identifies exceptions, errors, missing data, and variances within massive data sets. The matching engine processes millions of records per minute, can be used with any type of data and allows customers to reconcile transactions in real-time.
•Task Management enables users to create and manage processes and task lists. The product provides automatic and recurring task scheduling, includes configurable workflow and provides a management console for accounting and finance projects. Though most commonly used with the financial close, users can create task lists and projects for hundreds of different use cases ranging from external audits to environmental impact surveys.
•Journal Entry allows users to manually or automatically generate, review and post manual journal entries. Journals can be automatically allocated across multiple business units and calculated based on complex, client-defined logic. More importantly, the addition of validation and approval checkpoints helps ensure the integrity of information passed to other financial applications. Customers can use the Journal Entry product to pass information to hundreds of different ERPs and subsystems in a configurable, easily consumable format.
•Variance Analysis provides “always-on” monitoring and automatically identifies anomalous fluctuations in balance sheet and income statement account balances. Once an account in flux is identified, users are automatically alerted so they can research and determine the source of the fluctuation.
•Consolidation Integrity Manager manages the automated system-to-system tie-out process that occurs during the consolidation phase of the financial close. Companies with multiple ERPs utilize a consolidation system to produce their consolidated financial results. Because these systems contain and produce information that changes continually and requires constant adjustments, a final tie-out that is typically handled manually in a spreadsheet is necessary prior to publishing results. This product automates the tie-out process, aggregating balances from dozens or hundreds of different systems and allowing users to identify exceptions and create adjustments quickly.
•Compliance is an integrated solution that facilitates compliance-related initiatives, consolidates project management, and provides visibility over control self-assessments and testing.
Accounts Receivable Automation
Cash is vital to every business, and accounts receivable automation is central to improving cash flow. Cash application is the process of matching and applying cash receipts to invoices. Managing accounts receivable well means maximizing working capital and minimizing credit losses. This critical process is often highly manual. Our Cash Application product drives an automated and effective end-to-end process from an invoice to cash in the bank and fully applied in the subledger.
•Cash Application transforms the order-to-cash cycle by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. Cash Application uses intelligent automation to help customers accurately apply payments to customers’ invoices in the ERP. Embedded machine learning then reduces the manual effort involved in the process, which can release working capital for our customers.
Intercompany Accounting
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty for the accounting function. It is a manual, time-consuming, and resource-intensive process. Our Intercompany Hub solution manages the entire intercompany transaction lifecycle within our platform, and we believe it is the only widely available end-to-end intercompany solution. This solution includes the following features:
•Intercompany Workflow replaces informal, ad-hoc intercompany requests and approvals with a simple, structured workflow approval process. The application stores permissions by entity and transaction type, ensuring that both the initiator and the approver of the intercompany transaction are authorized to conduct business.
•Intercompany Processing records an organization’s intercompany transactions once they reach an appropriate completion level and posts them to the appropriate systems from a single source. The product automatically incorporates local taxes, exchange rates, invoicing requirements, and customer-specific transfer pricing so that the resulting journal entries will net, which reduces the possibility of intercompany differences and eliminates the need to perform a manual reconciliation.
•Netting and Settlement automatically generates a real-time, aggregated settlement matrix, which shows the balance of transactions across an entire organization. Users can filter the information by transaction type, currency or business relationship, easing the process of netting transactions and helping them make informed, strategic decisions.
Services
Customer service is essential to our success. We offer the following services for our customers:
•Implementation. With a focus on configuration over customization, our implementation approach favors rapid and efficient deployments led by accounting experts, rather than technical resources. A typical project will focus on mapping our application to a customer’s current or ideal process, coaching them on best practices, and helping organizations become self-sufficient, instead of dependent on additional professional services. For clients that elect to work with a business process outsourcer or other company for implementation services, our implementation team provides ongoing support in order to ensure that the implementation or finance transformation projects are completed successfully. We generally provide this service for a fixed fee.
•Support. We provide live customer support 24/7/365 from our offices in California, Sydney and London. All customers have access to support resources by phone, email or through our portal, free of charge.
•Customer Success. Our customer success managers, many of whom are former users, provide customers with best practices and help create a roadmap for expanded usage of our platform. We believe that this service, which is made available to all customers, is central to our retention and upsell efforts.
•Training. We offer a variety of live and web-based training options, but most customers elect to consume their training through our e-learning environment, BlackLine U. Courses cover platform functionality, as well as the underlying concepts that make reconciliation, the financial close and other accounting and finance activities necessary.
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
We believe the principal competitive factors in our market include the following:
•level of customer satisfaction;
•ease of deployment and use of applications;
•ability to integrate with multiple legacy enterprise infrastructures and third-party applications;
•domain expertise on accounting best practices;
•ability to innovate and respond to customer needs rapidly;
•capability for configurability, integration and scalability of applications;
•cloud-based delivery model;
•advanced security and reliability features;
•brand recognition and historical operating performance; and
•price and total cost of ownership.
We believe we are positioned favorably against our competitors based on these factors. However, certain of our competitors may have greater name recognition, longer operating histories, more established customer and marketing relationships, larger marketing budgets, and significantly greater resources.
Intellectual Property and Proprietary Rights
Our intellectual property and proprietary rights are important to our business. We currently have two patents. We primarily rely on copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.
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
Human Capital
At December 31, 2020, we had 1,325 employees worldwide. Our employees contribute their unique talents, experience and backgrounds to help our customers move to modern accounting. We are committed to driving a culture of inclusion and innovation through programs designed to attract, develop and engage exceptional talent as part of our Think, Create, Serve ethos.
Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to cultivate an environment where employees can do their best work in our award-winning workplace, which the Los Angeles Business Journal included in its “Best Places to Work in Los Angeles” list in 2016, 2017, and 2020.
Diversity, Equity, and Inclusion
Our board of directors is made up of highly skilled individuals from the technology and business sectors. Women represent 30% of our board of directors and 20% of our board of directors is drawn from underrepresented communities, as defined under the California Corporations Code.
At BlackLine we empower employees to think, create and serve in a workplace that is diverse and equitable, where everyone truly feels they belong. We are committed to providing an environment that is safe, inclusive, equitable, accepting, and supportive for all. How we treat one another—how we serve one another—is at our foundation. At BlackLine, employee resource groups ("ERGs") are open to all employees and support our diversity, equity and inclusion goals. Our ERGs include: women, people of color, LGBTQ+, veterans, and a faith-based group, all of which promote inclusion, belonging and innovation.
Diversity, equity and inclusion are deeply rooted in our culture. We strive to attract, develop and engage exceptional talent. In 2020, BlackLine hired a Vice President of Diversity, Equity, and Inclusion responsible for evaluating and strengthening our programs and initiatives worldwide. In 2020, we also launched a global program to raise awareness of and address unconscious bias across the organization, and began implementing psychometric and skill-based testing to reduce bias in the interview process.
Compensation and Benefits
BlackLine strives to maintain a pay for performance compensation program that is competitive and appropriately balanced to attract, motivate, reward, and retain talent. We benchmark and set compensation based on our compensation philosophy, market data, employee’s role, experience, location, and performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay practices are fair and equitable. In addition to competitive compensation, we offer our employees a wide range of benefits such as: comprehensive healthcare and wellness, competitive retirement, time off, and recognition opportunities.
Community Involvement
BlackLine’s charitable program provides all employees with an opportunity to give back and to make a positive impact through Company-matched charitable giving and virtual volunteering. BlackLine proudly supports the Los Angeles Regional Food Bank, the NAACP Legal Defense and Educational Fund, Feeding America, and UNICEF, among other charitable organizations.
Employee Engagement
BlackLine regularly seeks input from employees, including through broad employee satisfaction surveys and pulse surveys on specific issues, intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. In 2020, 89% of our global employees participated in our annual engagement survey. In the survey, BlackLine received its top scores related to the company's future, creating an environment where people of diverse backgrounds can succeed, and our culture.
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, self-directed learning, and support for continuing education through a tuition reimbursement program. Our 2020 objectives included to “Grow and cultivate a high-performance organization” and to “Deliver training to our people managers that improves their capabilities to support the development, growth, and high performance of our employees.” In 2020, BlackLine employees participated in instructor-led and self-directed learning related to BlackLine products, technical training, business, and development training.
Employee Support During COVID-19
BlackLine has taken a proactive and supportive approach to helping its employees remain healthy and productive through the COVID-19 pandemic. We currently require that the vast majority of our employees work from home, using digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with one another and our customers and business partners. To support and protect our employees, we have also instituted travel bans and restrictions, and have taken precautions in accordance with local laws and guidelines to protect the health and safety of the small number of employees who need to be in our offices to perform their roles. We have also adopted new employee benefits and wellbeing initiatives, including physical, emotional, mental, and social programming, a global employee assistance program, and work from home reimbursement. These programs were recently recognized by the CEO World Awards, which honored BlackLine in the category of “Company Work-From-Home Implementation of the Year.”
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Company, as fully described below. The principal factors and uncertainties that make investing in our Company risky include, among others:
•If we are unable to attract new customers and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
•Our business and growth depend substantially on customers renewing their subscription agreements with us, and any decline in our customer renewals could adversely affect our operating results.
•The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of customers in industries that we serve and could harm our business and operating results.
•We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.
•We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
•Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
•We derive substantially all of our revenues from a limited number of software solutions, and our growth is dependent on their success.
•If our relationships with technology vendors and business process outsourcers are not successful, our business and growth may be harmed.
•If our security controls are breached or if unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
•Interruptions or performance problems associated with our software solutions, platform and technology may adversely affect our business and operating results.
•If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle product liability claims.
•The market in which we participate is intensely competitive, and if we do not compete effectively, our business and operating results could be harmed.
•The market price of our common stock may be volatile, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
If we are unable to attract new customers and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.

Our growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we reallocate marketing resources to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in light of COVID-19, there is no guarantee these new marketing efforts will be successful, and our business may be harmed.
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as COVID-19. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to COVID-19, we have shifted our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer or industry events. Moreover, these conditions could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. For example, economic effects of COVID-19 have impacted and may continue to impact our renewal rate. Any prolonged shut down of a significant portion of global economic activity or a downturn in the global economy would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
In December 2019, the emergence of COVID-19 was reported and in March 2020, the World Health Organization ("WHO") characterized COVID-19 as a pandemic. This contagious disease outbreak has continued to spread across the world and is impacting macroeconomic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business and we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows.  More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees from 183 at December 31, 2013 to 1,325 at December 31, 2020 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we have shut down certain workplaces and required our employees to work remotely. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
We derive substantially all of our revenues from a limited number of software solutions, and our growth is dependent on their success.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Our platform is at risk for breaches as a result of third-party action, employee, vendor or contractor error, malfeasance or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. If any unauthorized or inadvertent access to or a security breach of our platform occurs, or is believed to occur, such an event could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. We may also suffer breaches of our internal systems. Security breaches of our platform or our internal systems could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities.
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
We incur significant expenses to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to countermeasure emerging risks and threats. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches introduced through the tools and services we use. For example, in the fourth quarter of 2020, we became aware of reports that an update to widely-used IT infrastructure management software provided by one of our vendors, SolarWinds Corporation, had been compromised by attackers. We have evaluated our internal systems and networks for vulnerable versions of the affected software, and we have detected no indicators of compromise. While we believe we were not negatively affected by this incident, we have invested additional time and resources to evaluate potential impacts, and we continue to monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent similar incidents. However, there can be no assurances that our defensive measures will prevent cyber-attacks and any incidents could damage our brand and reputation and negatively impact our business.
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
Our continued growth depends in part on the ability of our current and potential customers to access our platform at any time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the seasonal nature of financial close activities, increasing complexity of our platform and expanding user population, it may become difficult to accurately predict and timely address performance and capacity needs during peak load times. If our platform is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business will be harmed. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above, or other failures of our infrastructure, customer data may be permanently lost. Our customer agreements typically include performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, many of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, our founder and Chief Executive Officer, Therese Tucker, has provided our strategic direction for over nineteen years and has built and maintained what we believe is an attractive workplace culture. In August 2020, our board of directors elected Marc Huffman, our President and Chief Operating Officer, to succeed Therese Tucker as our Chief Executive Officer, effective as of January 1, 2021. This change in our executive management team, and any future changes, resulting from the hiring or departure of executives, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of our new Chief Executive Officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our executive management team who remain with us. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and this difficulty may be heightened by intensified restrictions on travel and social distancing during the COVID-19 pandemic. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. The COVID-19 outbreak has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential.  During the year ended December 31, 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Failure to effectively organize or expand our sales resources could harm our ability to increase our customer base.
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. At December 31, 2020, our sales and marketing teams included 564 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and have been engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our team with the tools and training to our teams enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have deemphasized building new relationships with those verticals during the pandemic which could harm our customer base.
In addition, we plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in October 2020, we completed the Rimilia Acquisition, and in 2018, we entered into our Japanese Joint Venture. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. In connection with a strategic transaction, we may:
•issue additional equity or convertible debt securities that would dilute our existing stockholders;
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
In deploying and using our solutions, our customers depend on our support services team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, our business, operating results, and financial condition.
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or economic slowdown in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, current and potential customers have delayed and deferred purchasing decisions and there has been a deterioration in the near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, Brexit continues to cause significant political and economic uncertainty in both the UK and the EU. As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting our customers' use of our products and our operating results.
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

Risks Related to Our Financial Performance or Results
We have a history of losses and we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $46.9 million, $32.5 million, and $28.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. We had an accumulated deficit of $201.7 million at December 31, 2020. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We typically add fewer customers in the first quarter of the year than other quarters. We also experience a higher volume of sales at the end of each quarter and year, which is often the result of buying decisions by our customers. Seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreements. We may also increase expenses in a period in anticipation of future revenues. Changes in the number of customers and users in different periods will cause fluctuations in our financial metrics and, to a lesser extent, revenues. Those changes and fluctuations in our expenses will affect our results on a quarterly basis, and will make forecasting our operating results and financial metrics difficult.
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
Additionally, Brexit has and may continue to adversely impacted global markets and foreign currencies. In particular, the value of the British pound declined as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue as the United Kingdom completes its exit from the EU, but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. dollar could have a negative effect on our financial condition and results of operations.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2020, we had goodwill and intangible assets with a net book value of $336.4 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $188.7 million and $98.2 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, California has recently passed legislation limiting the use of NOLs for taxable years 2020, 2021, and 2022. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate and according to the new rules. The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we currently maintain a full valuation allowance on our U.S. deferred tax assets.
Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
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
We rely on Google Cloud Platform (GCP), Microsoft Azure (Azure), and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe.

We are developing plans to migrate some of our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Rimilia customers. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
We do not control the operation of our public cloud providers. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, DDoS attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our public cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, such as COVID-19, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. We may have limited remedies against third-party providers in the event of any service disruptions. If our third-party public cloud providers are compromised or unavailable or our customers are unable to access our solutions for any reason, our business would be materially and adversely affected.
Our customers have experienced minor disruptions and outages in accessing our solutions in the past, and may experience disruptions, outages, and other performance problems. Although we expend considerable effort to ensure that our platform performance is capable of handling existing and increased traffic levels, the ability of our cloud-based solutions to effectively manage any increased capacity requirements depends on our public cloud providers. Our public cloud providers may not be able to meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of our customers. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.
If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity requires lead time. As we continue to restructure our data management plans, and increase our cloud hosting capacity, we have and expect to in the future move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. GCP and Azure have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If GCP or Azure increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other providers. If we are required to transfer to other providers, we would incur significant costs and experience possible service interruption in connection with doing so.
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
We rely on computer hardware purchased or leased and software licensed from third parties, including third-party SaaS applications, in order to deliver our software solutions. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delaying or preventing our ability to provide our software solutions until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our software solutions could result in errors or a failure, which could damage our reputation, impede our ability to provide our platform or process information, and adversely affect our business.
Risks Related to Our Legal and Regulatory Environment
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 25%, 23%, and 21% of our revenues from sales outside the United States in the years ended December 31, 2020, 2019, and 2018, respectively. Any international expansion efforts that we may undertake, including our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. The “Schrems II” decision issued by the Court of Justice of the European Union ("ECJ") on July 16, 2020 invalidated use of the EU-U.S. Privacy Shield as a valid mechanism for transfer of personal data of EU data subjects from the EU to the United States. We have begun putting in place the EU Standard Contractual Clauses with our clients per the guidance of the ECJ in the Schrems II ruling. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and Swiss data protection authorities regarding data transfers from the EU and Switzerland to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.
We also expect laws, regulations and industry standards to be proposed, enacted, and otherwise established concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 imposes stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher. Further, the European Commission and the United Kingdom government announced an EU-UK Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom, but it remains to be seen how the United Kingdom’s withdrawal from the EU will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced by the UK Information Commissioner’s Office, EU data protection authorities, or other regulatory bodies in the longer term.
Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
The success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Regulators in some industries have also adopted, and may in the future adopt regulations or interpretive positions regarding the use of SaaS and cloud computing solutions. For example, some financial services regulators have imposed guidelines for the use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to utilizing such software. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based solutions and services such as ours. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could decline.
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

Risks Related to Our Intellectual Property
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
There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that our solutions and underlying technology infringe or violate their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our solutions, or refund subscription fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our solutions, or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our solutions, adversely impacting our customer satisfaction and ability to attract customers.
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
Risks Related to Our Outstanding Convertible Notes
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
At December 31, 2020, the conditional conversion feature of the Notes was triggered, and, consequently, holders of the Notes will be entitled under the Indenture governing the Notes to convert their such Notes at any time during the calendar quarter ending March 31, 2021 at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
General Risk Factors
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial conditions, and operating results may be adversely affected.
As a result of increased disclosure of information in the filings required in a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, financial condition, and operating results.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, such as the recent spread of COVID-19, terrorism, political unrest, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced major earthquakes and wildfires in the past. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or catastrophic event.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We also occupy additional leased offices located in Australia, Canada, France, Germany, the Netherlands, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2020, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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
Holders of Record
At February 18, 2021, there were 6 shareholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from October 28, 2016 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2020 with (ii) the cumulative total return of the S&P 500 Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on October 28, 2016 and the reinvestment of dividends.  The graph uses the closing market price on October 28, 2016 of $23.70 per share as the initial value of our common stock.  As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
October 28, 2016
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31 2020
BlackLine, Inc
S&P 500
NASDAQ Computer Index(IXCO)

*Returns are based on historical results and are not necessarily indicative of future performance.  See the disclosure in Part I, Item 1A. “Risk Factors.”
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6 Selected Financial Data
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.
Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2020 and fiscal 2019. For the comparison of fiscal 2019 and fiscal 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.
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
At December 31, 2020, we had 291,873 individual users across 3,433 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
Our cloud-based products include Account Reconciliations, Cash Application, Compliance, Consolidation Integrity Manager, Intercompany Hub, Journal Entry, Task Management, Transaction Matching, and Variance Analysis. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
We derived approximately 93% of our revenue from subscriptions to our cloud-based software platform and approximately 7% from professional services for the year ended December 31, 2020. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of customers to purchase additional user licenses and products from us.  We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating customers on the value all our products provide.
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Hub. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.
We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into during the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is minimal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.
For the years ended December 31, 2020, 2019, and 2018, we had revenues totaling $351.7 million, $289.0 million, and $227.8 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $46.9 million, $32.5 million, and $28.7 million, respectively.
COVID-19 Update
In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization, or WHO, characterized COVID-19 as a pandemic. We responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily, immediately restricted non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual ones. We expect these restrictions to stay in effect during the first half of 2021. We also responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
We have continued to see purchasing decisions being deferred due to COVID-19 and a reduction on new business pipeline and large deals. Moreover, we have experienced and expect to continue to experience delays in deals in EMEA and North America mid-market, as well as large digital transformation deals. We further expect delays in deals arising out of our SAP partnership, all which will impact our customers and prospects, and our financial results for fiscal 2021. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. During the year ended December 31, 2020, we have seen certain new and existing customers halt or decrease investment in infrastructure, and we have seen that certain of our current and potential customers take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through less secure network connections. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Acquisition of Rimilia
On October 2, 2020, we completed the acquisition (the “Rimilia Acquisition”) of Rimilia Holdings Ltd. (“Rimilia”) for consideration of $120.0 million payable at the closing of the acquisition with additional cash payments of up to $30.0 million payable upon certain earnout conditions being met. We funded the Rimilia Acquisition on September 30, 2020 with existing cash on-hand, in advance of the closing. The acquisition extends our capabilities into accounts receivable automation through enabling cash application and collection solutions, accelerating our larger, long-term plan for transforming and modernizing Finance and Accounting. This acquisition was not a significant acquisition under Regulation S-X.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Year Ended December 31,
	2020	2019	2018
Dollar-based net revenue retention rate	106%	110%	108%
Number of customers	3,433	3,024	2,631
Number of users	291,873	267,621	222,619
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2020, our dollar-based net revenue retention rate declined primarily due to lower net growth in existing customer accounts. We believe that the financial challenges caused by COVID-19 contributed to lower technology spending by our existing customers. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.  For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products, such as Transaction Matching and Intercompany Hub.
Key Components of our Results of Operations

Revenues
Subscription and support.    The majority of subscriptions are sold through one-year non-cancellable contracts and a growing percentage of subscriptions are sold through three-year contracts. Fees are based on a number of factors, including the solutions subscribed to by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 93% of our revenues for the year ended December 31, 2020.
Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support.  Prior to our migration to SaaS in 2012, we licensed our legacy on-premise software. We no longer develop any new applications or functionality for our legacy on-premise software.
Professional services.    We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions for a fixed fee. We also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. Professional services revenues composed approximately 7% of our revenues for the year ended December 31, 2020.
For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Cost of Revenues
Subscription and support cost of revenues.    Subscription and support cost of revenues primarily consists of amortization of acquired developed technology costs, salaries, benefits and stock-based compensation associated with our hosting operations and support personnel, data center costs related to hosting our cloud-based software, and amortization of capitalized internal-use software costs. We also allocate a portion of overhead to subscription and support cost of revenues.
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

General and administrative.    General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, accounting, auditing and legal professional services fees, recruitment costs, other corporate-related expenses, transaction-related costs, and allocated overhead costs. General and administrative expenses also include amortization of covenant not to compete and trade name intangible assets, and the change in fair value of contingent consideration. We expect that general and administrative expenses will increase as we incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees.
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
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. For the year ended December 31, 2020, for both federal and state income taxes, our deferred assets exceeded our deferred tax liabilities and because of our recent history of operating losses we believe that the realization of the deferred tax assets is currently not more likely than not. Accordingly, we have recorded a valuation allowance against our federal, state, and certain foreign deferred tax assets.
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

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
GAAP gross profit	$282,765	$230,001
GAAP gross margin	80.4%	79.6%
GAAP net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
Non-GAAP gross profit	$290,853	$239,612
Non-GAAP gross margin	82.7%	82.9%
Non-GAAP net income attributable to BlackLine, Inc.	$46,100	$21,993

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of acquired developed technology and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.
Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of acquired intangible assets, stock-based compensation, the amortization of debt discount and issuance costs, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition, the Runbook Acquisition, and the Rimilia Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, and net loss, the most comparable GAAP measures to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Year Ended December 31,
	2020	2019
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$282,765	$230,001
Amortization of acquired developed technology	1,192	4,797
Stock-based compensation expense	6,896	4,814
Total non-GAAP gross profit	$290,853	$239,612
Gross margin	80.4%	79.6%
Non-GAAP gross margin	82.7%	82.9%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)
Provision for (benefit from) income taxes	(669)	90
Amortization of intangible assets	7,679	10,265
Stock-based compensation	49,690	34,052
Amortization of debt discount and issuance costs	22,689	8,410
Change in fair value of contingent consideration	28	46
Transaction-related costs	4,736	—
Legal settlement gains	—	(380)
Shelf offering costs	—	212
Adjustment to redeemable non-controlling interest	8,858	1,833
Total non-GAAP net income attributable to BlackLine, Inc.	$46,100	$21,993
Results of Operations
The following tables set forth selected historical consolidated statements of operations data, which should be read in conjunction with Critical Accounting Policies and Estimates, Liquidity and Capital Resources, and Contractual Obligations and Commitments included in this Item 7, as well as Quantitative and Qualitative

Disclosures About Market Risk and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated statements of operations information was as follows (in thousands):

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenues
Subscription and support	$328,559	$272,447
Professional services	23,178	16,529
Total revenues	351,737	288,976
Cost of revenues
Subscription and support	47,919	44,968
Professional services	21,053	14,007
Total cost of revenues	68,972	58,975
Gross profit	282,765	230,001
Operating expenses
Sales and marketing	174,581	158,837
Research and development	56,464	43,006
General and administrative	71,611	56,057
Total operating expenses	302,656	257,900
Loss from operations	(19,891)	(27,899)
Other income (expense)
Interest income	4,502	6,128
Interest expense	(23,311)	(8,650)
Other expense, net	(18,809)	(2,522)
Loss before income taxes	(38,700)	(30,421)
Provision for income taxes	702	1,725
Net loss	(39,402)	(32,146)
Net loss attributable to non-controlling interest	(1,349)	(1,444)
Adjustment attributable to non-controlling interest	8,858	1,833
Net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)
Revenues

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Subscription and support	$328,559	$272,447	$56,112	21%
Professional services	23,178	16,529	6,649	40%
Total revenues	$351,737	$288,976	$62,761	22%

	Year Ended December 31,
	2020	2019
Dollar-based net revenue retention rate	106%	110%
Number of customers	3,433	3,024
Number of users	291,873	267,621
The increase in revenues for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, and an increase in non-user based strategic product sales.  The total number of customers and users increased by 14% and 9%, respectively, during the year ended December 31, 2020.
Cost of revenues

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Subscription and support	$47,919	$44,968	$2,951	7%
Professional services	21,053	14,007	7,046	50%
Total cost of revenues	$68,972	$58,975	$9,997	17%
Gross margin	80.4%	79.6%
The increase in cost of revenues for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to a $10.0 million increase in salaries, benefits, and stock-based compensation; a $2.7 million increase in computer software expenses; a $1.7 million increase in amortization of internally developed technology; and a $0.6 million increase in professional services expense. These increases were partially offset by a $3.1 million decrease in depreciation and amortization; a $1.5 million decrease in travel-related expenses; and a $0.8 million decrease in data center costs. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 27% increase in average cost of revenues-related headcount from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in computer software expenses was primarily driven by purchases of additional server licenses and cloud hosting charges, driven by growth in our customer base. Amortization of our capitalized software development costs increased due to larger total capitalized costs as we expanded the functionality of our solutions. Depreciation and amortization expense decreased primarily due to a decrease in amortization related to acquired developed technology from the 2013 Acquisition, which became fully amortized in the year ended December 31, 2019. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.

Sales and marketing

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$174,581	$158,837	$15,744	10%
Percentage of total revenues	49.6%	55.0%
The increase in sales and marketing expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to a $30.1 million increase in salaries, sales commissions, stock-based compensation, and incentives; a $1.3 million increase in company event-related expenses; a $1.0 million increase in computer software expenses; and a $0.9 million increase in depreciation and amortization. These increases were partially offset by a $7.2 million decrease in travel-related costs; a $5.1 million decrease in partner referral fees; and a $4.9 million decrease in advertising and trade show expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and revenue growth. Our sales and marketing average headcount increased 20% from the year ended December 31, 2019 to the year ended December 31, 2020. Computer software expenses increased due to the additional software licenses driven by an increase in average sales and marketing headcount. Travel-related expenses decreased primarily as a result of COVID-19 travel restrictions. The decrease in partner referral fees was primarily driven by the amendment of the previous SAP agreement in the fourth quarter of 2018 and the addition of SAP to our channel of resellers. The decrease in advertising and trade show expenses was primarily a result of restrictions related to live events due to COVID-19.

Research and development

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Research and development, gross	$67,283	$48,269	$19,014	39%
Capitalized internally developed software costs	(10,819)	(5,263)	(5,556)	106%
Research and development, net	$56,464	$43,006	$13,458	31%
Percentage of total revenues	16.1%	14.9%
The increase in research and development expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to a $14.9 million increase in salaries, benefits, and stock-based compensation; a $2.7 million increase in computer software expenses; and a $1.8 million increase in professional services expense. These increases were partially offset by a $5.6 million increase in capitalized software costs, which resulted in a decrease in net expenses, and a $0.6 million decrease in travel-related costs. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 33% increase in average headcount from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in computer software expenses was primarily driven by our migration to the public cloud and the purchase of additional software licenses driven by an increase in average research and development headcount. The increase in professional services expense was primarily driven by external consultant fees as part of our investment in products, features, and functionality buildouts. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions. Travel-related expenses decreased primarily as a result of COVID-19 travel restrictions.
General and administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$71,611	$56,057	$15,554	28%
Percentage of total revenues	20.4%	19.4%
The increase in general and administrative expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to an $8.8 million increase in salaries, benefits, and stock-based compensation; $4.7 million of transaction-related costs; and a $2.2 million increase in professional services expense. These increases were partially offset by a $0.8 million decrease in travel-related expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by an 18% increase in average headcount from the year ended December 31, 2019 to the year ended December 31, 2020. Transaction-related costs in the period related to the Rimilia Acquisition, which closed in October 2020. Travel-related expenses decreased primarily as a result of COVID-19 travel restrictions.
Interest income

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest income	$4,502	$6,128	$(1,626)	(27)%
The decrease in interest income during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to a decrease in average interest rates, partially offset by interest earned on higher cash balances in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Interest expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	$23,311	$8,650	$14,661	169%
The increase in interest expense during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to increased amortization of the debt discount on the Notes. The notes were issued in the third quarter of 2019 and, as such, there was less amortization in 2019 as compared to a full year in 2020. The increase was also, to a lesser extent, related to increased interest accrued during the period on the outstanding balance on the Notes in the year ended December 31, 2020, compared to the year ended December 31, 2019.
Provision for income taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$702	$1,725	$(1,023)	(59)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2020, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2020 and 2019, we recorded $0.7 million and $1.7 million in income tax expense, respectively. The decrease in income tax expense for the year ended December 31, 2020, compared to the year ended December 31, 2019, was attributable to 2020 tax benefits associated with our international operations. For the year ended December 31, 2020, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
At December 31, 2020, our principal sources of liquidity were an aggregate of $542.6 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, and commercial paper. In October 2020, we completed the acquisition of Rimilia and paid $121.4 million. We had $500.0 million aggregate principal amount of Notes outstanding at December 31, 2020.
During the quarter ended December 31, 2020, the Stock Price Condition allowing holders of the Notes to convert was met. As a result, holders have the option to convert their Notes at any time during the calendar quarter ending March 31, 2021. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. From January 1, 2021, through the date of this filing, we have not received any conversion requests for our Notes. It is our current intent to settle any such conversions through combination settlement, which involves repayment of the principal portion in cash and any excess conversion value over the principal amount in shares of our common stock.
In connection with the offering of the Notes, we entered into the Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.8 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $106.76 per share, subject to certain adjustments. At December 31, 2020, all of the Capped Calls for the Notes remained outstanding.
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$54,735	$29,724
Net cash provided by (used in) investing activities	$173,594	$(408,450)
Net cash provided by financing activities	$18,862	$452,512
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
For the year ended December 31, 2020, cash provided by operations was $54.7 million, resulting from net non-cash expenses of $97.5 million, partially offset by our net loss of $39.4 million and net cash flow used as a result of changes in operating assets and liabilities of $3.4 million. The $3.4 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•a $12.4 million increase in other assets;
•a $5.7 million increase in accounts receivable;
•a $5.3 million increase in prepaid expenses and other current assets;
•a $5.0 million decrease in operating lease liabilities; and
•a $4.4 million decrease in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•a $26.4 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•a $3.1 million increase in accrued expenses and other current liabilities.
For the year ended December 31, 2019, cash provided by operations was $29.7 million, resulting from net non-cash expenses of $68.2 million, partially offset by our net loss of $32.1 million and net cash flow used as a result of changes in operating assets and liabilities of $6.3 million. The $6.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•a $28.0 million increase in accounts receivable;
•a $16.4 million increase in other assets; and

•a $5.5 million decrease in operating lease liabilities.
These changes in our operating assets and liabilities were largely offset by the following:
•a $33.4 million increase in deferred revenue as a result of the growth of our customer and user bases;
•a $5.8 million increase in accrued expenses and other current liabilities primarily associated with increases in employee-related accruals as a result of increases in headcount and bonuses;
•a $3.2 million increase in accounts payable; and
•a $1.2 million decrease in prepaid expenses and other current assets.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in and maturities of marketable securities, capital expenditures for property and equipment, and capitalized software development costs.
For the year ended December 31, 2020, cash provided by investing activities was $173.6 million as a result of $312.4 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $119.3 million in cash paid for an acquisition, net of cash acquired, $10.6 million in capitalized software development costs, $6.5 million in purchases of property and equipment, and $2.3 million in purchases of intangible assets related to the purchase of a defensive patent.
For the year ended December 31, 2019, cash used in investing activities was $408.5 million as a result of $398.8 million of purchases of marketable securities, net of proceeds from maturities and sales, $5.1 million in capitalized software development costs, and $4.6 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
For the year ended December 31, 2020, cash provided by financing activities was $18.9 million as a result of $20.6 million of proceeds from exercises of stock options and $7.0 million of proceeds from the employee stock purchase plan, partially offset by $8.2 million of acquisitions of common stock for tax withholding obligations.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2020 and 2019, we had backlog of approximately $468.6 million and $366.9 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2020:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal amount and interest payable on the Notes (1)	$502,500	$625	$1,250	$500,625	$—
Operating lease liabilities	12,712	4,644	6,291	758	1,019
Purchase obligations	10,577	2,098	7,674	170	635
Total	$525,789	$7,367	$15,215	$501,553	$1,654

(1) For additional information regarding the Notes, refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We are required to pay up to a maximum of $8.0 million of contingent consideration relating to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition and up to a maximum of $30.0 million of contingent consideration relating to the Rimilia Acquisition if certain Rimilia Annual Recurring Revenue ("ARR") thresholds are met each year over a two year period subsequent to the acquisition date. We have not included these obligations in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability.
At December 31, 2020, liabilities for unrecognized tax benefits of $2.5 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Commitments under letters of credit at December 31, 2020 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$311	$—	$—	$38	$273
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2020, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Critical Accounting Policies and Estimates
Our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Revenue Recognition and Deferred Revenue
Assets recognized from the costs to obtain a contract with a customer – We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
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
Business Combinations
The results of businesses acquired in business combinations are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires our management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in business combinations.
Contingent consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia ARR in each year over a two year period subsequent to the acquisition and determining an appropriate discount rate, which considers the risk associated with the forecasted ARR. Significant changes in the estimated future ARR and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.
Transaction-related costs incurred by the Company are expensed as incurred and are included in general and administrative expenses in the Company's consolidated statements of operations.
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
We had cash and cash equivalents and marketable securities of $542.6 million at December 31, 2020. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at December 31, 2020.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BlackLine, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Rimilia Holdings Ltd. (“Rimilia”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Rimilia from our audit of internal control over financial reporting. Rimilia is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Rimilia - Valuation of Acquired Intangible Assets and Contingent Consideration Liability
As described in Notes 2 and 5 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed its acquisition of Rimilia for consideration of $120.0 million payable at the closing of the acquisition with additional cash payments of up to $30.0 million payable upon certain earnout conditions being met. The purchase price allocation included acquired intangible assets of a developed technology intangible asset of $21.8 million and a customer relationships intangible asset of $12.7 million. The purchase price allocation also included a contingent consideration liability of $17.1 million based on the amount and timing of Rimilia’s future Annual Recurring Revenue (“ARR”). Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates. To estimate the fair value of the developed technology intangible asset, management utilized the multi-period excess earnings model, which includes the discount rate, obsolescence rate, revenue forecasts, and EBITDA forecasts as significant assumptions. To estimate the fair value of the customer relationships intangible asset, management utilized the differential cash flow (with-and-without) model, which includes the discount rate and the customer ramp up rate as significant assumptions. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model, which includes the amount and timing of Rimilia’s ARR projections in each year over a two year period subsequent to the acquisition date as a significant assumption. As disclosed by management, the purchase price allocation is preliminary.
The principal considerations for our determination that performing procedures relating to the acquisition of Rimilia – valuation of acquired intangible assets and contingent consideration liability is a critical audit matter are the significant judgment by management in developing the assumptions used in the fair value estimates; this in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to (i) the discount rate for the developed technology and customer relationships intangible assets; (ii) the obsolescence rate, revenue forecasts, and EBITDA forecasts for the developed technology intangible asset; (iii) the customer ramp up rate for the customer relationships intangible asset; and (iv) the amount and timing of ARR projections for the contingent consideration liability. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management's valuation of the developed technology and customer relationships intangible assets and contingent consideration liability, and controls over the development of the discount rate, revenue forecasts, EBITDA forecasts, obsolescence rate, customer ramp up rate and amount and timing of ARR projections. These procedures also included, among others, (i) reading the purchase agreements; (ii) evaluating management’s assessments of the completeness of the identified intangible assets acquired and contingent consideration liability; and (iii) testing management’s process for estimating the fair value of the developed technology and customer relationships intangible assets and the contingent consideration liability. Testing management’s process included evaluating the appropriateness of the models used to develop the fair value estimates, testing the completeness, accuracy, and relevance of underlying data used in the valuation models, and evaluating the reasonableness of significant assumptions used by management, including the discount rate, revenue forecasts, EBITDA forecasts, obsolescence rate, customer ramp up rate and amount and timing of ARR projections. Evaluating management’s significant assumptions related to the revenue forecasts, EBITDA forecasts, customer ramp up rate and ARR projections involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Company and Rimilia and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate and obsolescence rate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2021
We have served as the Company’s auditor since 2014.

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$367,413	$120,232
Marketable securities	175,206	487,515
Accounts receivable, net of allowances for credit losses of $3,737 and $3,533 at December 31, 2020 and 2019, respectively	111,270	102,829
Prepaid expenses and other current assets	20,226	12,830
Total current assets	674,115	723,406
Capitalized software development costs, net	15,690	10,032
Property and equipment, net	13,239	13,024
Intangible assets, net	46,674	17,520
Goodwill	289,710	185,138
Operating lease right-of-use assets	8,708	12,549
Other assets	65,369	52,883
Total assets	$1,113,505	$1,014,552
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,150	$7,401
Accrued expenses and other current liabilities	35,958	30,098
Deferred revenue	191,137	162,552
Short-term portion of operating lease liabilities	4,147	4,938
Short-term portion of contingent consideration	7,938	2,008
Total current liabilities	242,330	206,997
Operating lease liabilities, noncurrent	7,356	10,606
Convertible senior notes, net	407,032	384,343
Contingent consideration	15,552	4,354
Deferred tax liabilities, net	6,566	4,571
Deferred revenue, noncurrent	75	163
Total liabilities	678,911	611,034
Commitments and contingencies (Note 15)
Redeemable non-controlling interest (Note 4)	12,524	4,905
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,682,118 issued and outstanding at December 31, 2020 and 55,930,994 issued and outstanding at December 31, 2019	577	559
Additional paid-in capital	622,768	561,275
Accumulated other comprehensive income	376	377
Accumulated deficit	(201,651)	(163,598)
Total stockholders' equity	422,070	398,613
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,113,505	$1,014,552
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Subscription and support	$328,559	$272,447	$217,406
Professional services	23,178	16,529	10,382
Total revenues	351,737	288,976	227,788
Cost of revenues
Subscription and support	47,919	44,968	41,428
Professional services	21,053	14,007	9,446
Total cost of revenues	68,972	58,975	50,874
Gross profit	282,765	230,001	176,914
Operating expenses
Sales and marketing	174,581	158,837	128,808
Research and development	56,464	43,006	30,754
General and administrative	71,611	56,057	47,188
Total operating expenses	302,656	257,900	206,750
Loss from operations	(19,891)	(27,899)	(29,836)
Other income (expense)
Interest income	4,502	6,128	2,136
Interest expense	(23,311)	(8,650)	(4)
Other income (expense), net	(18,809)	(2,522)	2,132
Loss before income taxes	(38,700)	(30,421)	(27,704)
Provision for income taxes	702	1,725	1,072
Net loss	(39,402)	(32,146)	(28,776)
Net loss attributable to non-controlling interest (Note 4)	(1,349)	(1,444)	(62)
Adjustment attributable to non-controlling interest (Note 4)	8,858	1,833	—
Net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)	$(28,714)
Basic net loss per share attributable to BlackLine, Inc.	$(0.83)	$(0.59)	$(0.53)
Shares used to calculate basic net loss per share	56,832	55,320	53,912
Diluted net loss per share attributable to BlackLine, Inc.	$(0.83)	$(0.59)	$(0.53)
Shares used to calculate diluted net loss per share	56,832	55,320	53,912
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(39,402)	$(32,146)	$(28,776)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the years ended December 31, 2020, 2019 and 2018	(111)	200	(26)
Foreign currency translation	220	261	266
Other comprehensive income	109	461	240
Comprehensive loss	(39,293)	(31,685)	(28,536)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(1,349)	(1,444)	(62)
Foreign currency translation attributable to redeemable non-controlling interest	110	129	132
Comprehensive income (loss) attributable to redeemable non-controlling interest	(1,239)	(1,315)	70
Comprehensive loss attributable to BlackLine, Inc.	$(38,054)	$(30,370)	$(28,606)
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2017	52,983	$530	$419,628	$(63)	$(104,182)	$315,913
Stock option exercises	1,698	17	13,987	—	—	14,004
Vesting of restricted stock units	2	—	—	—	—	—
Acquisition of common stock for tax withholding obligations	—	—	(3,356)	—	—	(3,356)
Stock-based compensation	—	—	21,312	—	—	21,312
Other comprehensive income	—	—	—	108	—	108
Net loss attributable to BlackLine, Inc.	—	—	—	—	(28,714)	(28,714)
Balance at December 31, 2018	54,683	547	451,571	45	(132,896)	319,267
Stock option exercises	691	5	10,561	—	—	10,566
Vesting of restricted stock units	406	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	151	2	5,293	—	—	5,295
Acquisition of common stock for tax withholding obligations	—	—	(3,940)	—	—	(3,940)
Stock-based compensation	—	—	34,543	—	—	34,543
Other comprehensive income	—	—	—	332	—	332
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,833)	—	(30,702)	(32,535)
Balance at December 31, 2019	55,931	559	561,275	377	(163,598)	398,613
Stock option exercises	1,034	11	20,622	—	—	20,633
Vesting of restricted stock units	557	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	160	2	6,970	—	—	6,972
Acquisition of common stock for tax withholding obligations	—	—	(8,186)	—	—	(8,186)
Stock-based compensation	—	—	50,945	—	—	50,945
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(8,858)	—	(38,053)	(46,911)
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)	$(28,714)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	7,509	389	(62)
Net loss	(39,402)	(32,146)	(28,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,892	21,274	22,336
Change in fair value of contingent consideration	28	46	450
Amortization of debt discount and issuance costs	22,689	8,410	—
Stock-based compensation	49,690	34,052	20,895
Noncash lease expense	4,653	5,013	—
Accretion of purchase discounts on marketable securities, net	(157)	(2,161)	(928)
Net foreign currency (gains) losses	(223)	65	420
Deferred income taxes	(381)	1,314	213
Provision for (benefit from) credit losses	332	157	(84)
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(5,733)	(27,962)	(13,207)
Prepaid expenses and other current assets	(5,311)	1,224	(449)
Other assets	(12,444)	(16,429)	(9,475)
Accounts payable	(4,359)	3,244	(4,008)
Accrued expenses and other current liabilities	3,075	5,789	4,191
Deferred revenue	26,397	33,364	24,699
Operating lease liabilities	(5,011)	(5,530)	—
Other long-term liabilities	—	—	(137)
Net cash provided by operating activities	54,735	29,724	16,140
Cash flows from investing activities
Purchases of marketable securities	(266,369)	(565,675)	(122,530)
Proceeds from maturities of marketable securities	525,691	149,638	111,394
Proceeds from sales of marketable securities	53,033	17,279	7,118
Capitalized software development costs	(10,578)	(5,060)	(5,675)
Purchases of property and equipment	(6,513)	(4,632)	(6,284)
Acquisition, net of cash acquired	(119,337)	—	—
Purchases of intangible assets	(2,333)	—	—
Net cash provided by (used in) investing activities	173,594	(408,450)	(15,977)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	—	4,317
Proceeds from issuance of convertible senior notes, net of issuance costs	—	487,163	—
Purchase of capped calls related to convertible senior notes	—	(46,150)	—
Proceeds from exercises of stock options	20,638	10,571	14,004
Proceeds from employee stock purchase plan	6,972	5,295	—
Acquisition of common stock for tax withholding obligations	(8,186)	(3,940)	(3,356)
Principal payments on capital lease obligations	—	—	(443)
Financed purchases of property and equipment	(562)	(427)	—
Net cash provided by financing activities	18,862	452,512	14,522
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	220	261	266
Net increase in cash, cash equivalents, and restricted cash	247,411	74,047	14,951
Cash, cash equivalents, and restricted cash, beginning of period	120,502	46,455	31,504
Cash, cash equivalents, and restricted cash, end of period	$367,913	$120,502	$46,455

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$367,413	$120,232	$46,181
Restricted cash included within prepaid expenses and other current assets at end of period	227	20	—
Restricted cash included within other assets at end of period	273	250	274
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$367,913	$120,502	$46,455
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOW DISCLOSURE
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid for interest	$604	$—	$—
Cash paid for income taxes	$619	$1,007	$591
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$1,255	$491	$417
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$802	$560	$359
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$619	$863	$168
Estimated fair value of contingent consideration	$17,100	$—	$—
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
On October 2, 2020, the Company acquired Rimilia Holdings Ltd. (“Rimilia”), which is referred to as the “Rimilia Acquisition.”
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
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand alone selling price (“SSP”) for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets, income taxes, contingencies, fair value of contingent consideration, fair value of convertible senior notes, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the year ended December 31, 2020, the Company’s future assessment of the magnitude and duration of

COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
For the years ended December 31, 2020, 2019, and 2018, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2020 or 2019.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in other assets and prepaid expenses and other current assets was $0.5 million and $0.3 million of restricted cash at December 31, 2020 and 2019, respectively. The cash was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit and under the terms of the Company’s corporate credit card programs.
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
For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the year ended December 31, 2020. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
Accounts receivable and credit losses
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for cancellations and credits based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance for doubtful accounts is recorded as general and administrative expenses, while the estimated credit loss allowance for cancellations and credits is recorded as a reduction in revenue on the consolidated statements of operations.
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") No. 842, Leases, on a modified retrospective basis. Financial information related to periods prior to adoption are as originally reported under ASC 840, Leases.
The Company made accounting policy elections, including a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with expected terms of 12 months or less), and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit.
The Company has leases for office space, equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to nine years, and some of which include options to terminate the leases within one year.
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
During the years ended December 31, 2020, 2019, and 2018, the Company amortized $6.4 million, $4.7 million, and $3.9 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2020 and 2019, the accumulated amortization of capitalized internal-use software development costs was $19.7 million and $14.3 million, respectively.
The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized software implementation costs are amortized using the straight-line method over the terms of the associated hosting arrangements.
Amortization of internal-use software implementation costs included in sales and marketing expenses in the consolidated statement of operations was $0.1 million for the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, the Company had no material amortization of internal-use software implementation costs.
Intangible assets
Intangible assets primarily consist of developed technology, customer relationships, and trade names, which were acquired as part of the 2013 Acquisition, the Runbook Acquisition, and the Rimilia Acquisition. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets.  Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 11 years.

Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there were no events or changes in circumstances that potentially indicated that the Company’s long-lived assets were impaired during the years ended December 31, 2020, 2019, and 2018.
Business combinations
The results of businesses acquired in business combinations are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, loss of key personnel, significant changes in the use of the acquired assets or the Company’s strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test.
The first step involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then an impairment charge is recorded for the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of the goodwill.
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2020 and 2019, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
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
To the extent that the Company receives conversion requests prior to the maturity of the Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes.
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

At December 31, 2020 and 2019, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions management believes would be made by a market participant. Management assesses these estimates on an ongoing basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expenses in the consolidated statements of operations. The Company determined the fair value of the contingent consideration relating to the 2013 Acquisition by discounting estimated future taxable income. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which considers the risk associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two year period subsequent to the acquisition date. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia's ARR in each year over a two year period subsequent to the acquisition and determining an appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Significant changes in the estimated future Rimilia ARR would significantly impact the fair value of the contingent consideration liability.
Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2020, 2019, and 2018, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Subscription and support revenue – Customers pay subscription and support fees for access to the Company’s SaaS platform generally for a one-year period. In more limited cases, customers may pay for up to three years in advance. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which allow customers to use hosted software over the contract period without taking possession of the software, are considered distinct performance obligations and are recognized ratably as the Company transfers control evenly over the contract period.
Subscription and support revenue also includes software and related maintenance and support fees on legacy BlackLine solutions, Runbook Company B.V. ("Runbook") software, and Rimilia software. Software licenses for legacy BlackLine solutions, Runbook software, and Rimilia software provide the customer with a right to use the software as it exists when made available to the customer. Customers may have purchased perpetual licenses or term-based licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
Professional services revenue – Professional services consist of implementation and consulting services to assist the Company’s customers as they deploy its solutions. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. The Company applies the practical expedient to recognize professional services revenue when it has the right to invoice based on time and materials incurred. The Company applies the optional exemption and has excluded the variable consideration from the disclosure of remaining performance obligations.
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
Changes in deferred revenue for the years ended December 31, 2020, 2019, and 2018 were primarily due to additional billings in the periods, partially offset by revenue recognized of $161.3 million, $129.3 million, and $104.2 million, respectively, that was previously included in the deferred revenue balance at December 31, 2019, 2018, and 2017, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $468.6 million at December 31, 2020, of which the Company expects to recognize approximately 58% over the next 12 months and the remainder thereafter.
Fees are generally due and payable upon receipt of invoice or within 30 days. None of the Company’s contracts include a significant financing component.
Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees ("deferred customer contract acquisition costs") and its partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. The Company enters into partnership arrangements where partner referral fees are paid either on the initial contract or on both the initial contract and renewal of the contract. The Company assesses whether the renewal fee is commensurate with the initial fee. When the renewal fee is commensurate with the initial fee, the Company amortizes the deferred costs over the initial year of the contract. Otherwise, the initial fee is amortized over five years. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $17.3 million, $18.1 million, and $23.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets. Advertising costs are expensed as incurred and totaled $6.8 million, $10.9 million, and $8.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
General and administrative
General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not to compete and tradename intangible assets, the change in value of the contingent consideration, legal settlement gains, and costs associated with the shelf offerings.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6.2	6.1	6.1
Expected volatility	48.4%	46.7%	46.0%
Risk free interest rate	0.4%	2.2%	2.8%
Expected dividend yield	—	—	—
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
Foreign currency
The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction losses totaled $0.6 million, $0.5 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.
Recent accounting pronouncements
Recently-issued accounting pronouncements not yet adopted
In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-01, Reference Rate Reform, which refines the scope of ASC 848 and clarifies some of its guidance of global reference rate reform activities. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Scope Refinement, which has since been deleted. The Company has not adopted the provisions of the new standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of the update on its consolidated financial statements.
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
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$264,016	$223,375	$180,152
International	87,721	65,601	47,636
	$351,737	$288,976	$227,788
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
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	December 31,
	2020	2019	2018
Balance at beginning of period	$4,905	$4,387	$—
Investment by redeemable non-controlling interest	—	—	4,317
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,349)	(1,444)	(62)
Foreign currency translation	110	129	132
Adjustment to redeemable non-controlling interest	8,858	1,833	—
Balance at end of period	$12,524	$4,905	$4,387

Note 5 — Business Combinations
On October 2, 2020, the Company completed the acquisition of Rimilia for consideration of $120.0 million payable at the closing of the acquisition with additional cash payments of up to $30.0 million payable upon certain earnout conditions being met. The acquisition expands the Company's capabilities into an adjacent area, adding accounts receivable automation, and accelerating the Company's larger, long-term plan for transforming and modernizing Finance and Accounting. Transaction-related costs incurred by the Company totaling approximately $4.7 million were expensed as incurred and were included in general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2020.
The contingent cash consideration was classified as a liability and included in contingent consideration on the Company’s consolidated balance sheet, which will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two year period subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was determined to be $17.1 million. At December 31, 2020, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The total purchase consideration was $121.4 million of cash, reduced by a working capital adjustment of $0.2 million, and $17.1 million in contingent consideration payable based on the amount and timing of Rimilia's future ARR. The purchase price allocation is preliminary. Upon the finalization of the working capital adjustment, the amount of the purchase price allocated to goodwill may change.

The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration of $138.4 million were as follows (in thousands):

Cash and cash equivalents	$1,901
Accounts receivable, net	2,232
Prepaid expenses and other current assets	1,873
Property and equipment, net	180
Operating lease right-of-use assets	329
Intangible assets, net	34,500
Goodwill	104,572
Accounts payable	(533)
Accrued expenses and other current liabilities	(1,885)
Deferred revenue	(2,100)
Operating lease liabilities	(329)
Deferred tax liabilities, net	(2,357)
Total consideration	$138,383
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to increased offerings to customers, enhanced opportunities for growth and innovation, and expected synergies from the assembled workforce. The goodwill resulting from the acquisition is not tax deductible.
To determine the estimated fair value of intangible assets acquired, the Company engaged a third-party valuation specialist to assist management. All estimates, key assumptions, and forecasts were either provided by, or reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company and not those of any third party. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820. The acquired intangible asset categories, fair value, and amortization periods, were as follows:

	Amortization Period	Fair Value (in thousands)
Developed technology	11 years	$21,800
Customer relationships	4 years	12,700
		$34,500
The weighted average lives of intangible assets at the acquisition date was 8.4 years.
The identified intangible assets, developed technology and customer relationships, were valued as follows:
Developed technology – The Company valued the finite-lived developed technology using the multi-period excess earnings model ("MPEEM") under the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company applied judgement which involves the use of significant assumptions with respect to the discount rate, obsolescence rate, revenue forecasts, and EBITDA forecasts.
Customer relationships – The Company valued the finite-lived customer relationships using the differential cash flow (with-and-without) model. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. The Company applied judgement, which involved the significant assumption of the discount rate and the customer ramp up rate.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the Company’s consolidated financial statements would be immaterial.
Note 6—Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,991	$3	$—	$149,994
Corporate bonds	22,621	—	(8)	22,613
Commercial paper	2,599	—	—	2,599
	$175,211	$3	$(8)	$175,206

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$382,269	$67	$(1)	$382,335
Corporate bonds	77,009	63	(18)	77,054
Commercial paper	28,126	—	—	28,126
	$487,404	$130	$(19)	$487,515
Net gains related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the Company's consolidated statements of operations, were $0.2 million, $2.0 million, and $1.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Net gains and losses are determined using the specific identification method. During the years ended December 31, 2020, 2019, and 2018, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $12.6 million and an immaterial amount of unrealized losses at December 31, 2020, and an estimated fair value of $83.9 million and an immaterial amount of unrealized losses at December 31, 2019. At December 31, 2020, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company’s marketable securities have a contractual maturity of less than one year.

Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred customer contract acquisition costs	$58,980	$49,709
Restricted cash	273	250
Capitalized software implementation costs	2,372	1,237
Other assets	3,744	1,687
	$65,369	$52,883
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries and employee benefits	$21,707	$20,775
Accrued income and other taxes payable	5,496	4,198
Other accrued expenses and current liabilities	8,755	5,125
	$35,958	$30,098

Note 7—Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Computers and equipment	$13,480	$10,547
Purchased software	10,561	7,745
Furniture and fixtures	2,806	2,606
Leasehold improvements	10,165	10,134
Construction in progress	17	528
	37,029	31,560
Less: accumulated depreciation and amortization	(23,790)	(18,536)
	$13,239	$13,024
Depreciation and amortization expense related to property and equipment was $6.8 million, $6.3 million, and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 8—Leases
The following table sets forth the Company’s lease expense:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$5,364	$5,957
Short-term lease cost	697	875
Variable cost	738	630
Total lease cost	$6,799	$7,462

For the year ended December 31, 2020, cash paid for operating lease liabilities was approximately $5.8 million, and right-of-use assets obtained in exchange of lease obligations was approximately $0.8 million, of which $0.3 million related to leases acquired in connection with the Rimilia Acquisition. At December 31, 2020 and 2019, the weighted-average remaining lease term was 3.9 years and 4.2 years, respectively, and the weighted-average discount rate was 5% and 6%, respectively.
Maturities of lease liabilities at December 31, 2020 was (in thousands):

2021	$4,644
2022	3,297
2023	2,994
2024	484
2025	274
Thereafter	1,019
Total lease payments	12,712
Less imputed interest	(1,209)
Total	$11,503
At December 31, 2020, there were no leases entered into that had not yet commenced.
Note 9—Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$98,336	$—	$—	$98,336
U.S. treasury securities	199,984	—	—	199,984
Marketable securities
U.S. treasury securities	149,994	—	—	149,994
Corporate bonds	—	22,613	—	22,613
Commercial paper	—	2,599	—	2,599
Total assets	$448,314	$25,212	$—	$473,526
Liabilities
Contingent consideration	$—	$—	$23,490	$23,490
Total liabilities	$—	$—	$23,490	$23,490

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,767	$—	$—	$39,767
Marketable securities
U.S. treasury securities	382,335	—	—	382,335
Corporate bonds	—	77,054	—	77,054
Commercial paper	—	28,126	—	28,126
Total assets	$422,102	$105,180	$—	$527,282
Liabilities
Contingent consideration	$—	$—	$6,362	$6,362
Total liabilities	$—	$—	$6,362	$6,362

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning fair value	$6,362	$6,316	$5,866
Additions in the period	17,100	—	—
Change in fair value	28	46	450
Ending fair value	$23,490	$6,362	$6,316

Note 10—Convertible Senior Notes
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
Prior to the close of business on the business day immediately preceding May 1, 2024, the Notes will be convertible only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020, and only during such calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day (the “Stock Price Condition”);
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
During the quarter ended December 31, 2020, the Stock Price Condition allowing holders of the Notes to convert was met. As a result, holders have the option to convert their Notes at any time during the calendar quarter ending March 31, 2021. The Notes may be convertible thereafter if one or more of the conversion conditions specified in the Indenture and described above is satisfied during future measurement periods.
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
In accounting for the issuance of the Notes, the Company allocated the proceeds of the Notes between liability and equity components, with the equity component representing the difference between the proceeds and the fair value of a similar liability that does not have an associated convertible feature. To estimate the fair value of a similar liability that does not have an associated conversion feature, the Company discounted the contractual cash flows of the Notes at an estimated interest rate for a comparable nonconvertible note. The Company applied judgment to determine the interest rate, which was estimated based on the credit spread implied by the Notes issuance and based on the credit spread implied by the J.P. Morgan Yield Index based on estimates of its credit rating. The significant assumptions used in these models were the expected volatility over the term of the Notes and an estimate of the Company’s credit rating. The difference of $114.2 million between the principal amount of the Notes and the liability component was recorded as a debt discount. In addition, the Company incurred $12.8 million of transaction costs related to the Notes of which $9.9 million and $2.9 million, respectively, was allocated to the liability and equity components of the Notes. Transaction costs allocated to the liability component was recorded as additional debt discount.  The equity component of the Notes will not be remeasured as long as it continues to meet the conditions for equity classification.  The debt discount is amortized to interest expense over the term of the Notes using the effective interest method.
The Notes consisted of the following (in thousands):

	December 31,
	2020	2019
Liability:
Principal	$500,000	$500,000
Unamortized debt discount and issuance costs	(92,968)	(115,657)
Net carrying amount	$407,032	$384,343
Carrying amount of the equity component	$111,230	$111,230
The effective interest rate of the liability component of the Notes, excluding the conversion option, is 6.06%.
The Company carries the Notes at face value less unamortized discount and issuance costs on its consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the Notes, based on a market approach at December 31, 2020 was approximately $941.3 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
During the year ended December 31, 2020, the Company recognized $22.7 million of interest expense related to the amortization of debt discount and issuance costs and $0.6 million of coupon interest expense. During the year ended December 31, 2019, the Company recognized $8.4 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.

At December 31, 2020, the remaining life of the Notes was approximately 43 months.
At December 31, 2020 through the date of this filing, the Company has not received any conversion requests for the Notes.
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
By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes its common stock price exceeds the conversion price of the Notes. As of the date of this filing, the Company has not exercised the Capped Calls in relation to any conversions of the Notes.
The cost of the Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the Capped Calls into the Notes for tax purposes.
Note 11—Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(11,720)	$4,257
Developed technology	64,358	(40,463)	23,895
Customer relationships	44,483	(28,058)	16,425
Defensive patent	2,333	(236)	2,097
	$127,151	$(80,477)	$46,674

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(10,124)	$5,853
Developed technology	42,558	(39,270)	3,288
Customer relationships	31,783	(23,404)	8,379
	$90,318	$(72,798)	$17,520
Amortization expense is included in the following functional statements of operations expense categories.  Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$1,192	$4,797	$6,863
Sales and marketing	4,655	3,872	3,887
General and administrative	1,832	1,596	2,273
	$7,679	$10,265	$13,023

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2020 (in thousands):

2021	$10,479
2022	8,154
2023	7,622
2024	5,555
2025	2,680
Thereafter	12,184
$46,674
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2019	$185,138
Addition from acquisition	104,572
Balance at December 31, 2020	$289,710
There were no changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018.
Note 12—Income Taxes
The amounts in the tables below reflect the revisions as discussed in Note 2, “Significant Accounting Policies”.
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(35,999)	$(33,940)	$(30,967)
International	(2,701)	3,519	3,263
	$(38,700)	$(30,421)	$(27,704)
The components of the total provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$7	$—	$—
State	63	59	24
Foreign	1,013	352	835
Total current tax expense	1,083	411	859
Deferred
Foreign	(381)	1,314	213
Total deferred tax provision	(381)	1,314	213
Total provision for income taxes	$702	$1,725	$1,072
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.1)%	(0.2)%	(0.1)%
Federal tax credits	9.1%	5.8%	6.4%
Change in valuation allowance	(17.8)%	(34.1)%	(61.2)%
Foreign tax differential	(2.5)%	(4.8)%	(5.1)%
Windfall tax benefits, net related to stock-based compensation	35.6%	11.2%	40.2%
Recaptured dual consolidated losses	(38.3)%	—%	—%
Nondeductible officer compensation	(5.4)%	(2.8)%	(1.8)%
Nondeductible transaction costs	(1.9)%	—%	—%
Nondeductible meals and entertainment	(1.0)%	(1.9)%	(1.7)%
Other	(0.5)%	0.1%	(1.6)%
	(1.8)%	(5.7)%	(3.9)%
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$52,771	$49,310
Business credits	16,016	12,479
Stock-based compensation	7,915	7,155
Operating leases	2,297	3,263
Accrued expenses and other current liabilities	3,037	2,974
Other	368	358
Total deferred tax assets	82,404	75,539
Less: valuation allowance	(37,691)	(30,598)
Deferred tax assets, net of valuation allowance	44,713	44,941
Deferred tax liabilities
Convertible notes	(20,851)	(25,510)
Intangible assets	(12,315)	(6,040)
Prepaid expenses	(15,670)	(15,163)
Property and equipment	—	(186)
Right-of-Use asset	(1,674)	(2,559)
Other	(751)	(54)
Total deferred tax liabilities	(51,261)	(49,512)
Net deferred taxes	$(6,548)	$(4,571)
ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets.  The net deferred tax liability position at December 31, 2020 was related to the Company’s foreign tax jurisdictions.

The changes in the valuation allowance were as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Valuation allowance, at beginning of year	$30,598	$45,173	$23,904
Increase in valuation allowance recorded through earnings	7,064	12,808	21,269
Increase (decrease) in valuation allowance recorded through equity	29	(27,383)	—
Valuation allowance, at end of year	$37,691	$30,598	$45,173
The Company did not provide for US income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2020 and 2019, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
During 2020, the Company elected to change certain foreign subsidiaries from disregarded to controlled foreign corporation tax status for U.S. tax purposes. The change in tax status resulted in the recapture of $70.6 million and $37.7 million for federal and state tax purposes, respectively. Accordingly, the Company’s federal and state net operating losses have been reduced for these recaptured amounts.
At December 31, 2020, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $188.7 million and $98.2 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction.  The Company has federal research and development credits and foreign tax credits of $7.8 million and $2.8 million, respectively, which begin to expire in 2033 and 2023, respectively.  The Company has state research and development credits and enterprise zone credits of $6.3 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire in 2023, respectively. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning gross unrecognized tax benefits	$1,737	$1,223	$672
Increases related to prior year tax positions	161	134	130
Increases related to current year tax positions	625	380	421
Ending gross unrecognized tax benefits	$2,523	$1,737	$1,223
At December 31, 2020, the realization of unrecognized tax benefits were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.  The Company has not recorded any interest or penalties in its provision for income taxes for the years ended December 31, 2020, 2019, and 2018 and no such amounts have been accrued at December 31, 2020 and 2019.
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

Note 13—Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to BlackLine, Inc.	$(46,911)	$(32,535)	$(28,714)
Denominator:
Weighted average shares	56,832	55,320	53,912
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	56,832	55,320	53,912
Basic net loss per share attributable to BlackLine, Inc.	$(0.83)	$(0.59)	$(0.53)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.83)	$(0.59)	$(0.53)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options with service-only vesting conditions	2,944	3,486	3,820
Stock options with performance conditions	483	683	683
Restricted stock units	2,072	1,654	1,300
Total shares excluded from net loss per share	5,499	5,823	5,803
Additionally, approximately 6.8 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 9.4 million shares for the Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option may have a diluted impact on net loss per share when the average market price per share for a given period exceeds the conversion price of the Notes of $73.40 per share.
Note 14—Contingent Consideration
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition.  The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.4 million at December 31, 2020 and 2019, respectively. See Note 2 for additional information regarding the valuation of the contingent consideration.
As a condition of the Rimilia Acquisition, the Company is required to pay additional cash consideration if Rimilia realizes certain ARR thresholds. The maximum contingent cash consideration to be distributed is $30.0 million. The fair value of the contingent consideration was $17.1 million at December 31, 2020. See Note 2 for additional information regarding the valuation of the contingent consideration.
Note 15—Commitments and Contingencies
Purchase obligations— At December 31, 2020, the Company had $10.6 million of non-cancelable purchase obligations primarily related to future sales and user conferences and software agreements.

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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2020 and 2019, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
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
At December 31, 2020, 12.2 million shares were available for issuance under the 2016 Plan.
Stock options with service-only vesting conditions
A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	3,486	$26.92	7.0	$85,983
Granted	578	$57.91
Exercised	(1,052)	$20.36
Forfeited/canceled	(68)	$40.66
Outstanding at December 31, 2020	2,944	$35.03	6.8	$289,561
Exercisable at December 31, 2020	1,682	$24.31
The weighted average grant date fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 that contain service only vesting conditions were $26.63, $23.40, and $20.15, respectively. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2020, 2019, and 2018 were $62.6 million, $25.6 million, and $66.7 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2020, 2019, and 2018 was $20.6 million, $10.6 million, and $14.0 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $24.3 million at December 31, 2020, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock options with performance conditions
In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two executive officers that vest upon meeting certain performance conditions and continued service. The performance conditions include meeting yearly cash flow targets and cumulative annual recurring revenue targets through 2019. If each yearly cash flow target is met through 2019, but the full cumulative annual recurring target through 2019 is not met, the executive officers are still able to vest in the award if an additional cash flow target for 2020 and a cumulative annual recurring revenue target through 2020 are achieved. The cash flow performance targets for the final year were set during the quarter ended March 31, 2019, resulting in a grant date being established. The total fair value of the awards at grant date was approximately $24 million. At December 31, 2020, the Company determined that the achievement of the performance targets was not probable and, accordingly, no stock-based compensation expense was recorded for these awards. On July 1, 2020, 200,000 stock options with performance conditions were canceled upon the change in the employment status of one of the officers. On February 17, 2021 (the "Subsequent Determination Date"), the Compensation Committee, under delegation from the Board, certified that the performance targets were not achieved on the Subsequent Determination Date, and as such, the remaining outstanding performance awards, totaling 482,800 stock options were forfeited.
Restricted stock units
The following table summarizes activity for restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2019	1,654	$46.05
Granted	1,208	$64.28
Vested	(656)	$46.28
Forfeited/canceled	(134)	$51.16
Nonvested at December 31, 2020	2,072	$56.29
At December 31, 2020, the intrinsic value of nonvested restricted stock units was $276.3 million. At December 31, 2020, total unrecognized compensation cost related to nonvested restricted stock units was $99.8 million and was expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 1.2 million shares remained available for issuance at December 31, 2020. The Company recognized stock-based compensation expense related to the ESPP of $2.9 million, $2.1 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.1% - 0.2%	1.6% - 2.4%	2.6%
Expected term (in years)	0.5 - 1	0.5 - 1	0.7
Volatility	50.2% - 57.8%	39.3% - 54.3%	42.9%
At December 31, 2020, total unrecognized compensation cost related to the 2018 ESPP was $3.1 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$6,896	$4,814	$3,265
Sales and marketing	21,546	15,389	8,674
Research and development	7,398	4,729	2,570
General and administrative	13,850	9,120	6,386
	$49,690	$34,052	$20,895
Stock-based compensation capitalized as an asset was $1.3 million, $0.5 million, and $0.4 million in the years ended December 31, 2020, 2019, and 2018, respectively.
The Company recorded $0.3 million, $0.1 million, and $0.2 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 17—Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s bi-weekly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s bi-weekly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $4.7 million, $3.6 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 18—Geographic Information
The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	Year Ended December 31,
	2020	2019
United States	$17,600	$20,848
International	4,347	4,725
	$21,947	$25,573

Note 19—Subsequent Events
On February 17, 2021, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2021 and quarterly thereafter for 12 consecutive quarters.
Note 20—Unaudited Quarterly Data
The following table sets forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2020 and 2019. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements.  In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data.

	Quarter Ended
	2020				2019
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$95,710	$90,157	$83,272	$82,598	$80,258	$74,925	$69,664	$64,129
Gross profit	$76,528	$73,175	$66,529	$66,533	$65,137	$59,633	$54,720	$50,511
Net loss	$(12,634)	$(7,857)	$(7,941)	$(10,970)	$(8,712)	$(8,876)	$(5,527)	$(9,031)
Net loss attributable to non-controlling interest	$(268)	$(425)	$(328)	$(328)	$(466)	$(509)	$(219)	$(250)
Adjustment attributable to non-controlling interest	$4,619	$1,319	$719	$2,201	$940	$839	$54	$—
Net loss attributable to BlackLine, Inc.	$(16,985)	$(8,751)	$(8,332)	$(12,843)	$(9,186)	$(9,206)	$(5,362)	$(8,781)
Basic net loss per share attributable to BlackLine, Inc.	$(0.30)	$(0.15)	$(0.15)	$(0.23)	$(0.16)	$(0.17)	$(0.10)	$(0.16)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.30)	$(0.15)	$(0.15)	$(0.23)	$(0.16)	$(0.17)	$(0.10)	$(0.16)
During the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest, which resulted in an overstatement/(understatement) of the adjustment attributable to non-controlling interest, with a corresponding impact to net loss attributable to BlackLine, Inc., as well as basic and diluted net loss per share attributable to BlackLine, Inc., in its consolidated statements of operations.
The overstatement (understatement) of the adjustment attributable to non-controlling interest was as follows:
•$0.4 million for the quarter ended September 30, 2019;
•$0.5 million for the quarter ended December 31, 2019;
•$1.2 million for the quarter ended March 31, 2020;
•$(0.6) million for the quarter ended June 30, 2020.
The Company recorded the $(1.5) million cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying amount of the redeemable non-controlling interest in its consolidated balance sheet.
The overstatement/(understatement) of net loss attributable to BlackLine, Inc. was as follows:
•$0.4 million, or $0.01 per basic and diluted share, for the quarter ended September 30, 2019;
• $0.5 million, or $0.01 per basic and diluted share, for the quarter ended December 31, 2019;
• $1.2 million, or $0.02 per basic and diluted share, for the quarter ended March 31, 2020;

• $(0.6) million, or $(0.01) per basic and diluted share, for the quarter ended June 30, 2020.
The Company corrected for the cumulative impact of its prior-period errors during the third quarter of 2020, which resulted in a reduction of its net loss attributable to BlackLine, Inc. of $(1.5) million, or $(0.03) per basic and diluted share, for the quarter ended September 30, 2020.
The Company corrected the cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying value of the redeemable non-controlling interest in its consolidated balance sheet.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of internal control over financial reporting, the internal control activities of Rimilia Holdings Ltd. ("Rimilia"), which we acquired in October 2020. The financial results of this acquisition are included from the date of acquisition in the December 31, 2020 consolidated financial statements and constituted 1% of total assets and 1% of total revenues, respectively, at and for the year ended December 31, 2020. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 is not deemed “filed” as part of this Annual Report on Form 10-K.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:
1.Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
Financial Statement Schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2**	Description of Registrant’s Securities
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017
4.6	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017
4.7	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019
4.8	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	001-37924	4.1	August 13, 2019
10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018
10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.18*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.19*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.20*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.21*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.22	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.23	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.24	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.25	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.26	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

BLACKLINE, INC.

By:	/s/ Marc Huffman
Name:	Marc Huffman
Title:	Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Marc Huffman and Mark Partin, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Huffman	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Marc Huffman

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Patrick Villanova

/s/ Jason Babcoke	Director	February 25, 2021
Jason Babcoke

/s/ John Brennan	Director	February 25, 2021
John Brennan

/s/ Owen Ryan	Director	February 25, 2021
Owen Ryan

/s/ Graham Smith	Director	February 25, 2021
Graham Smith

/s/ Kevin Thompson	Director	February 25, 2021
Kevin Thompson

/s/ Therese Tucker	Director	February 25, 2021
Therese Tucker

/s/ Thomas Unterman	Director	February 25, 2021
Thomas Unterman

/s/ Sophia Velastegui	Director	February 25, 2021
Sophia Velastegui

/s/ Mika Yamamoto	Director	February 25, 2021
Mika Yamamoto