Form 10-Q
period 2021-03-31
BLACKLINE, INC.
filed 2021-05-07
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 30, 2021 was 58,046,413.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

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

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$848,268	$367,413
Marketable securities	308,991	175,206
Accounts receivable, net of allowances for credit losses of $3,280 and $3,737 at March 31, 2021 and December 31, 2020, respectively	89,423	111,270
Prepaid expenses and other current assets	20,809	20,226
Total current assets	1,267,491	674,115
Capitalized software development costs, net	17,858	15,690
Property and equipment, net	12,512	13,239
Intangible assets, net	43,781	46,674
Goodwill	289,710	289,710
Operating lease right-of-use assets	8,634	8,708
Other assets	68,811	65,369
Total assets	$1,708,797	$1,113,505
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,365	$3,150
Accrued expenses and other current liabilities	33,420	35,958
Deferred revenue	193,429	191,137
Short-term portion of operating lease liabilities	4,136	4,147
Short-term portion of contingent consideration	13,888	7,938
Total current liabilities	248,238	242,330
Operating lease liabilities, noncurrent	7,215	7,356
Convertible senior notes, net	1,066,352	407,032
Contingent consideration	17,304	15,552
Deferred tax liabilities, net	11,785	6,566
Deferred revenue, noncurrent	116	75
Total liabilities	1,351,010	678,911
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	18,159	12,524
Stockholders' equity:
Common stock	580	577
Additional paid-in capital	573,431	622,768
Accumulated other comprehensive income	295	376
Accumulated deficit	(234,678)	(201,651)
Total stockholders' equity	339,628	422,070
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,708,797	$1,113,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2021	2020
Revenues
Subscription and support	$91,655	$77,035
Professional services	7,201	5,563
Total revenues	98,856	82,598
Cost of revenues
Subscription and support	15,425	11,380
Professional services	6,465	4,685
Total cost of revenues	21,890	16,065
Gross profit	76,966	66,533
Operating expenses
Sales and marketing	48,429	44,785
Research and development	18,973	11,747
General and administrative	28,269	17,338
Total operating expenses	95,671	73,870
Loss from operations	(18,705)	(7,337)
Other income (expense)
Interest income	94	2,409
Interest expense	(14,804)	(5,685)
Other expense, net	(14,710)	(3,276)
Loss before income taxes	(33,415)	(10,613)
Provision for (benefit from) income taxes	(191)	357
Net loss	(33,224)	(10,970)
Net loss attributable to non-controlling interest	(197)	(328)
Adjustment attributable to non-controlling interest	5,937	2,201
Net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)
Basic net loss per share attributable to BlackLine, Inc.	$(0.67)	$(0.23)
Shares used to calculate basic net loss per share	57,860	56,174
Diluted net loss per share attributable to BlackLine, Inc.	$(0.67)	$(0.23)
Shares used to calculate diluted net loss per share	57,860	56,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2021	2020
Net loss	$(33,224)	$(10,970)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters ended March 31, 2021 and 2020	24	(311)
Foreign currency translation	(210)	—
Other comprehensive loss	(186)	(311)
Comprehensive loss	(33,410)	(11,281)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(197)	(328)
Foreign currency translation attributable to redeemable non-controlling interest	(105)	—
Comprehensive loss attributable to redeemable non-controlling interest	(302)	(328)
Comprehensive loss attributable to BlackLine, Inc.	$(33,108)	$(10,953)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	98	1	2,148	—	—	2,149
Vesting of restricted stock units	258	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(5,134)	—	—	(5,134)
Stock-based compensation	—	—	15,203	—	—	15,203
Other comprehensive loss	—	—	—	(81)	—	(81)
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	266,017	—	—	266,017
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,937)	—	(33,027)	(38,964)
Balance at March 31, 2021	58,038	$580	$573,431	$295	$(234,678)	$339,628

	Quarter Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	231	3	4,651	—	—	4,654
Vesting of restricted stock units	217	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(3,562)	—	—	(3,562)
Stock-based compensation	—	—	9,636	—	—	9,636
Other comprehensive loss	—	—	—	(311)	—	(311)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,201)	—	(10,642)	(12,843)
Balance at March 31, 2020	56,379	$564	$569,799	$66	$(174,240)	$396,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	5,740	1,873
Net loss	(33,224)	(10,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,542	4,570
Change in fair value of contingent consideration	7,702	145
Amortization of debt discount and issuance costs	7,651	5,532
Stock-based compensation	14,794	9,456
Loss on extinguishment of convertible senior notes	7,012	—
Noncash lease expense	1,025	1,230
Accretion of purchase discounts on marketable securities, net	(33)	(523)
Net foreign currency losses	333	826
Deferred income taxes	7	13
Provision for (benefit from) doubtful accounts receivable	(8)	69
Changes in operating assets and liabilities:
Accounts receivable	20,980	12,147
Prepaid expenses and other current assets	(672)	(1,499)
Other assets	(3,456)	(1,167)
Accounts payable	652	1,253
Accrued expenses and other current liabilities	(2,075)	(10,014)
Deferred revenue	2,333	(1,298)
Operating lease liabilities	(1,058)	(1,253)
Net cash provided by operating activities	28,505	8,517
Cash flows from investing activities
Purchases of marketable securities	(308,937)	(116,400)
Proceeds from maturities of marketable securities	175,209	289,149
Proceeds from sales of marketable securities	—	12,000
Capitalized software development costs	(4,021)	(2,289)
Purchases of property and equipment	(1,096)	(1,152)
Net cash provided by (used in) investing activities	(138,845)	181,308
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,129,106	—
Partial repurchase of convertible senior notes	(432,230)	—
Purchase of capped calls related to convertible senior notes	(102,350)	—
Proceeds from exercises of stock options	2,151	4,656
Acquisition of common stock for tax withholding obligations	(5,134)	(3,562)
Financed purchases of property and equipment	(169)	(169)
Net cash provided by financing activities	591,374	925
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(210)	—
Net increase in cash, cash equivalents, and restricted cash	480,824	190,750
Cash, cash equivalents, and restricted cash, beginning of period	367,913	120,502
Cash, cash equivalents, and restricted cash, end of period	$848,737	$311,252

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$848,268	$310,989
Restricted cash included within prepaid expenses and other current assets at end of period	208	19
Restricted cash included within other assets at end of period	261	244
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$848,737	$311,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2021	2020
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$409	$180
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$365	$388
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$451	$1,386
Debt issuance costs included in accrued expenses and additional paid-in capital at end of period	$312	$—
Purchases of prepaids and other current assets included in accounts payable at end of period	$—	$2,333
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
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter ended March 31, 2021, the Company’s future assessment of the magnitude and duration of

COVID-19, as well as other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies.
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

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements.
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
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended March 31,
	2021	2020
Balance at beginning of period	$12,524	$4,905
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(197)	(328)
Foreign currency translation	(105)	—
Adjustment to redeemable non-controlling interest	5,937	2,201
Balance at end of period	$18,159	$6,778
During the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest, which resulted in an overstatement of the adjustment attributable to non-controlling interest in its unaudited condensed consolidated statement of operations totaling $1.2 million for the quarter ended March 31, 2020. The Company corrected the cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying value of the redeemable non-controlling interest in its unaudited condensed consolidated balance sheet.
Note 4 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$308,968	$23	$—	$308,991

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,991	$3	$—	$149,994
Corporate bonds	22,621	—	(8)	22,613
Commercial paper	2,599	—	—	2,599
	$175,211	$3	$(8)	$175,206
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the unaudited condensed consolidated statements of operations, were immaterial and $0.8 million for the quarters ended March 31, 2021 and 2020, respectively. Net gains and losses are determined using the specific identification method. During the quarters ended March 31, 2021 and 2020, there were no realized gains or losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations.
There were no marketable securities in a continuous loss position for less than 12 months at March 31, 2021. Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $12.6 million and an immaterial amount of unrealized losses at December 31, 2020. At March 31, 2021, there were no marketable securities in a continuous loss position for greater than 12 months.

The Company’s marketable securities have a contractual maturity of less than one year.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued salaries and employee benefits	$19,172	$21,707
Accrued income and other taxes payable	5,000	5,496
Other accrued expenses and current liabilities	9,248	8,755
	$33,420	$35,958

Note 5 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$122,951	$—	$—	$122,951
U.S. treasury securities	57,999	—	—	57,999
Marketable securities
U.S. treasury securities	308,991	—	—	308,991
Total assets	$489,941	$—	$—	$489,941
Liabilities
Contingent consideration	$—	$—	$31,192	$31,192
Total liabilities	$—	$—	$31,192	$31,192

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$98,336	$—	$—	$98,336
U.S. treasury securities	199,984	—	—	199,984
Marketable securities
U.S. treasury securities	149,994	—	—	149,994
Corporate bonds	—	22,613	—	22,613
Commercial paper	—	2,599	—	2,599
Total assets	$448,314	$25,212	$—	$473,526
Liabilities
Contingent consideration	$—	$—	$23,490	$23,490
Total liabilities	$—	$—	$23,490	$23,490
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2021	2020
Beginning fair value	$23,490	$6,362
Change in fair value	7,702	145
Ending fair value	$31,192	$6,507

The fair value of the contingent consideration related to the 2013 Acquisition is determined by discounting estimated future taxable income. The significant inputs used in the fair value measurement of the contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which are not based on observable market data and consider the risks associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. To determine the fair value of the contingent consideration related to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two-year period subsequent to the acquisition, as well as the appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Changes in the significant inputs used in the fair value measurement, specifically a change to Rimilia ARR, have significantly impacted the fair value of the contingent consideration liability in the quarter ended March 31, 2021.
Note 6 – Convertible Senior Notes
2024 Notes
On August 13, 2019, the Company issued 0.125% Convertible Senior Notes (the “2024 Notes”) due in 2024 for aggregate gross proceeds of $500.0 million, which includes the initial purchasers’ option of $65.0 million aggregate principal amount, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The resale of the 2024 Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The 2024 Notes were issued pursuant to an indenture between the Company and U.S. Bank National Association, as trustee.
In connection with the issuance of the 2026 Notes (as defined below) in March 2021, the Company used approximately $432.2 million of the net proceeds from the offering of the 2026 Notes to repurchase $250.0 million aggregate principal amount of the 2024 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly-traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 4.94%. The fair value of such liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issuance costs, was recognized as an extinguishment loss in the amount of $7.0 million in interest expense in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital in the unaudited condensed consolidated balance sheet in the amount of $219.3 million. The equity component of the 2024 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Liability:
Principal	$250,000	$500,000
Unamortized debt discount and issuance costs	(43,558)	(92,968)
Net carrying amount	$206,442	$407,032
Carrying amount of the equity component	$55,615	$111,230
The Company carries the 2024 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2024 Notes, based on a market approach at March 31, 2021 was approximately $397.2 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period.
During the quarter ended March 31, 2021, the Company recognized $5.3 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense. During the quarter ended March 31, 2020, the Company recognized $5.5 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.
At March 31, 2021, the remaining life of the 2024 Notes was approximately 40 months.
The 2024 Notes were convertible at March 31, 2021. As a result, holders have the option to convert their Notes at any time during the quarter ending June 30, 2021.
At March 31, 2021 and through the date of this filing, the Company has not received any conversion requests for the 2024 Notes.
2026 Notes
On March 15, 2021, the Company issued $1.15 billion aggregate gross proceeds, which includes the initial purchasers’ option of $150.0 million aggregate principal amount, of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2026 Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
The 2026 Notes do not bear regular interest, and the principal amount of the notes does not accrete. The 2026 Notes may bear special interest under specified circumstances related to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the Indenture. The 2026 Notes will mature on March 15, 2026, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
The initial conversion rate of the 2026 Notes is 6.0156 shares of common stock per $1,000 principal amount of the 2026 Notes, equivalent to an initial conversion price of approximately $166.23 per share of common stock.
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
Prior to the close of business on the business day immediately preceding December 15, 2025, the 2026 Notes will be convertible only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, and only during such calendar quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day;
(2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day;
(3) if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events set forth in the Indenture.
If the Company undergoes a fundamental change, as described in the Indenture, prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The 2026 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
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
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $5.2 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
To estimate the fair value of a similar liability that does not have an associated conversion feature, the Company discounted the contractual cash flows of the 2026 Notes at an estimated interest rate for a comparable nonconvertible note. The Company applied judgment to determine the interest rate, which was estimated based on the credit spread implied by the 2026 Notes issuance. Significant inputs used in the model to determine the applicable interest rate include implied volatility over the term of the 2026 Notes.
The 2026 Notes consisted of the following (in thousands):

March 31, 2021
Liability:
Principal	$1,150,000
Unamortized debt discount and issuance costs	(290,090)
Net carrying amount	$859,910
Carrying amount of the equity component	$271,229
The effective interest rate of the liability component of the 2026 Notes, excluding the conversion option, is 6.04%.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach at March 31, 2021, was approximately $1.13 billion, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period.
During the quarter ended March 31, 2021, the Company recognized $2.3 million of interest expense related to the amortization of debt discount and issuance costs.
At March 31, 2021, the remaining life of the 2026 Notes was approximately 60 months.
The 2026 Notes were not convertible at March 31, 2021.

2024 Capped Calls
The Capped Calls related to the 2024 Notes were not exercised as part of the repurchase and, as of March 31, 2021, were carried at 100% of their original value on the Company's unaudited condensed consolidated financial statements.
2026 Capped Calls
In connection with the offering of the 2026 Notes, the Company entered into capped call transactions with certain counterparties (the “2026 Capped Calls” and, together with the 2024 Capped Calls, the “Capped Calls”) at a cost of approximately $102.4 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying unaudited condensed consolidated financial statements.
Under the 2026 Capped Calls, the Company purchased capped call options that initially cover in the aggregate the total number of shares of the Company’s common stock that initially underlie the 2026 Notes, with an exercise price equal to the initial conversion price of the 2026 Notes, and a cap price of $233.31 per share of common stock, subject to certain adjustments under the terms of the 2026 Capped Calls.
By entering into the 2026 Capped Calls, the Company expects to reduce the potential dilution to its common stock upon any conversion of the 2026 Notes (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes the market value per share of its common stock exceeds the conversion price of the 2026 Notes, with such reduction subject to the cap price.
The cost of the 2026 Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the 2026 Capped Calls into the 2026 Notes for tax purposes.

Note 7 – Commitments and Contingencies
Contingent consideration—In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.5 million and $6.4 million at March 31, 2021 and December 31, 2020, respectively.
As a condition of the Rimilia Acquisition, the Company is required to pay additional cash consideration if Rimilia realizes certain Rimilia ARR thresholds. The maximum contingent cash consideration to be distributed is $30.0 million. The fair value of the contingent consideration was $24.7 million and $17.1 million at March 31, 2021 and December 31, 2020, respectively.
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
Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2021 and December 31, 2020, the Company had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 8 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended March 31,
	2021	2020
Cost of revenues	$1,750	$1,323
Sales and marketing	5,251	4,393
Research and development	2,611	1,229
General and administrative	5,182	2,511
	$14,794	$9,456
For the quarters ended March 31, 2021 and 2020, stock-based compensation capitalized as an asset was $0.4 million and $0.2 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2020	2,944
Granted	208
Exercised	(99)
Forfeited/canceled	(32)
Outstanding at March 31, 2021	3,021
Restricted stock units
The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2020	2,072
Granted	376
Vested	(296)
Forfeited/canceled	(45)
Nonvested at March 31, 2021	2,107
Stock options with performance conditions
In October 2016, the Company granted options to purchase 682,800 shares of common stock at an exercise price of $14.00 per share to two officers that would have vested upon meeting certain performance conditions and continued service. On July 1, 2020, 200,000 stock options with performance conditions were canceled upon the change in the employment status of one of the officers. During the quarter ended March 31, 2021, the Compensation Committee, under delegation from the Board of Directors, certified that the performance targets were not achieved on the Subsequent Determination Date and, as such, the remaining performance awards totaling 482,800 stock options were forfeited.
Note 9 – Unearned Revenue and Performance Obligations
Revenue totaling $79.4 million and $69.0 million was recognized during the quarter ended March 31, 2021 and 2020, respectively, that was previously included in the deferred revenue balance at December 31, 2020 and 2019, respectively.
Contracted not recognized revenue was $484.7 million at March 31, 2021, of which the Company expects to recognize approximately 59% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended March 31, 2021 and 2020, the Company recorded $0.2 million in income tax benefit and $0.4 million in income tax expense, respectively. The decrease in income tax expense for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. For the quarters ended March 31, 2021, and 2020, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2021	2020
Numerator:
Net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)
Denominator:
Weighted average shares	57,860	56,174
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	57,860	56,174
Basic net loss per share attributable to BlackLine, Inc.	$(0.67)	$(0.23)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.67)	$(0.23)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Quarter Ended March 31,
	2021	2020
Stock options with service-only vesting conditions	3,021	3,237
Stock options with performance conditions	—	683
Restricted stock units	2,107	1,458
Total shares excluded from net loss per share	5,128	5,378
Additionally, approximately 6.2 million and 1.3 million weighted average shares underlying the conversion option in the 2024 and 2026 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 and 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option may have a diluted impact on net loss per share when the average market price per share for a given period exceeds the conversion price of the 2024 and 2026 Notes of $73.40 and $166.23 per share, respectively.
Note 12 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2021	2020
United States	$72,041	$62,595
International	26,815	20,003
	$98,856	$82,598

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
At March 31, 2021, we had 297,060 individual users across 3,482 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s enterprise resource planning (“ERP”) solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues.
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that for our mid-market customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Hub. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.
We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually our sales are concentrated during the last month of the quarter. This sales pattern can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into during the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is minimal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.

For the quarters ended March 31, 2021 and 2020, we had revenues totaling $98.9 million and $82.6 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $39.0 million and $12.8 million, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken various actions in line with guidance provided by government agencies, but also to assist our customers during a difficult time. We responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, the distribution and efficacy of vaccines, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications, and while we are hopeful to return to in person events soon, we expect these limitations to remain in effect at least through the first half of 2021. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through less secure network connections. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We are and will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021
Dollar-based net revenue retention rate	110%	108%	107%	106%	106%
Number of customers	3,056	3,138	3,226	3,433	3,482
Number of users	271,957	277,426	282,579	291,873	297,060
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

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2021 and 2020, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are selling an increasing number of non-user based strategic products, such as Transaction Matching, Intercompany Hub, and Cash Application.
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

	Quarter Ended March 31,
	2021	2020
	(in thousands, except percentages)
GAAP gross profit	$76,966	$66,533
GAAP gross margin	77.9%	80.6%
GAAP net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)

	Quarter Ended March 31,
	2021	2020
	(in thousands, except percentages)
Non-GAAP gross profit	$79,381	$68,031
Non-GAAP gross margin	80.3%	82.4%
Non-GAAP net income attributable to BlackLine, Inc.	$7,099	$6,018
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of developed technology and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.
Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of acquired intangible assets, stock-based compensation, the amortization of debt discount and issuance costs, the change in the fair value of contingent consideration, transaction-related costs, shelf offering costs, legal settlement gains, the adjustment to the value of the redeemable non-controlling interest to the redemption amount, and the loss on extinguishment of convertible senior notes. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition, the Runbook Acquisition, and our acquisition (the “Rimilia Acquisition”) of Rimilia Holdings Ltd. (“Rimilia”), certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended March 31,
	2021	2020
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$76,966	$66,533
Amortization of developed technology	665	175
Stock-based compensation expense	1,750	1,323
Total non-GAAP gross profit	$79,381	$68,031
Gross margin	77.9%	80.6%
Non-GAAP gross margin	80.3%	82.4%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)
Provision for (benefit from) income taxes	81	(16)
Amortization of intangible assets	2,893	1,543
Stock-based compensation	14,787	9,456
Amortization of debt discount and issuance costs	7,651	5,532
Change in fair value of contingent consideration	7,702	145
Adjustment to redeemable non-controlling interest	5,937	2,201
Loss on extinguishment of convertible senior notes	7,012	—
Total non-GAAP net income attributable to BlackLine, Inc.	$7,099	$6,018

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2021	2020
	(in thousands)
Revenues
Subscription and support	$91,655	$77,035
Professional services	7,201	5,563
Total revenues	98,856	82,598
Cost of revenues
Subscription and support	15,425	11,380
Professional services	6,465	4,685
Total cost of revenues	21,890	16,065
Gross profit	76,966	66,533
Operating expenses
Sales and marketing	48,429	44,785
Research and development	18,973	11,747
General and administrative	28,269	17,338
Total operating expenses	95,671	73,870
Loss from operations	(18,705)	(7,337)
Other income (expense)
Interest income	94	2,409
Interest expense	(14,804)	(5,685)
Other expense, net	(14,710)	(3,276)
Loss before income taxes	(33,415)	(10,613)
Provision for (benefit from) income taxes	(191)	357
Net loss	(33,224)	(10,970)
Net loss attributable to non-controlling interest	(197)	(328)
Adjustment attributable to non-controlling interest	5,937	2,201
Net loss attributable to BlackLine, Inc.	$(38,964)	$(12,843)
Comparison of Quarters Ended March 31, 2021 and 2020
Revenues

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription and support	$91,655	$77,035	$14,620	19%
Professional services	7,201	5,563	1,638	29%
Total revenues	$98,856	$82,598	$16,258	20%

	March 31,
	2021	2020
Dollar-based net revenue retention rate	106%	110%
Number of customers	3,482	3,056
Number of users	297,060	271,957
The increase in revenues for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales. The total number of customers and users at March 31, 2021 increased by 14% and 9%, respectively, as compared to March 31, 2020.
Cost of revenues

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription and support	$15,425	$11,380	$4,045	36%
Professional services	6,465	4,685	1,780	38%
Total cost of revenues	$21,890	$16,065	$5,825	36%
Gross margin	77.9%	80.6%
The increase in cost of revenues for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a $2.9 million increase in salaries, benefits, and stock-based compensation, of which $1.8 million was from professional services-related headcount; a $2.2 million increase in computer software expenses; a $0.6 million increase in depreciation and amortization; and a $0.5 million increase in amortization of developed technology. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 31% increase in average cost of revenues-related headcount from the quarter ended March 31, 2020 to the quarter ended March 31, 2021. The increase in computer software expenses was primarily driven by purchases of additional server licenses as a result of growth in our customer base.
Sales and marketing

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$48,429	$44,785	$3,644	8%
Percentage of total revenues	49.0%	54.2%
The increase in sales and marketing expenses for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a $5.9 million increase in salaries, sales commissions, stock-based compensation, and incentives and a $0.7 million increase in depreciation and amortization. These increases were partially offset by a $1.8 million decrease in travel-related expenses and a $1.6 million decrease in company event-related expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Sales and marketing average headcount increased 10% from the quarter ended March 31, 2020 to the quarter ended March 31, 2021. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.
Research and development

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development, gross	$22,557	$13,863	$8,694	63%
Capitalized internally developed software costs	(3,584)	(2,116)	(1,468)	69%
Research and development, net	$18,973	$11,747	$7,226	62%
Percentage of total revenues	19.2%	14.2%
The increase in research and development expenses for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a $7.4 million increase in salaries, benefits, and stock-based compensation and a $1.1 million increase in computer software expenses. These increases were partially offset by a $1.5 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 57% increase in average headcount from the quarter ended March 31, 2020 to the quarter ended March 31, 2021. Computer software expenses increased due to purchases of additional software licenses driven by an increase in average research and development headcount. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions, as well as the increased headcount, which led to more labor expense being capitalized, while the actual rate of capitalization was stable.
General and administrative

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$28,269	$17,338	$10,931	63%
Percentage of total revenues	28.6%	21.0%
The increase in general and administrative expenses for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a $7.6 million increase in the fair value of the contingent consideration primarily related to the Rimilia Acquisition and a $4.8 million increase in salaries, benefits, and stock-based compensation. These increases were partially offset by a $0.8 million decrease in foreign currency losses and a $0.6 million decrease in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 27% increase in average headcount from the quarter ended March 31, 2020 to the quarter ended March 31, 2021. The decrease in foreign currency losses was primarily due to the impact of foreign currency rates related to the British Pound and Euro during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, on net asset balances denominated in foreign currencies.
Interest income

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$94	$2,409	$(2,315)	(96)%
The decrease in interest income during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a decrease in average interest rates in the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020.
Interest expense

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest expense	$14,804	$5,685	$9,119	160%
The increase in interest expense during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020 was primarily due to a $7.0 million loss on the partial extinguishment of the 2024 Notes and $2.3 million of amortization of the debt discount on the 2026 Notes issued during the quarter ended March 31, 2021.
Provision for (benefit from) income taxes

	Quarter Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(191)	$357	$(548)	(154)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended March 31, 2021, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended March 31, 2021 and 2020, we recorded $0.2 million of income tax benefit and $0.4 million of income tax expense, respectively. The decrease in income tax expense for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. The provision for income taxes for the quarter ended March 31, 2021 was primarily related to our international operations.
Liquidity and Capital Resources
At March 31, 2021, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities. We had $1.4 billion aggregate principal amount of Notes outstanding at March 31, 2021.
During the quarter ended March 31, 2021, the Stock Price Condition allowing holders of the 2024 Notes to convert was met. As a result, holders have the option to convert their 2024 Notes at any time during the calendar quarter ending June 30, 2021. We have the ability to settle the 2024 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. From April 1, 2021, through the date of this filing, we have not received any conversion requests for our 2024 Notes. It is our current intent to settle any such conversions through combination settlement, which involves repayment of the principal portion in cash and any excess conversion value over the principal amount in shares of our common stock.
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike prices of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 Capped Calls have an initial cap price of $106.76 per share, subject to certain adjustments. At March 31, 2021, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike prices of $166.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have an initial cap price of $233.31 per share, subject to certain adjustments. At March 31, 2021, all of the 2026 Capped Calls remained outstanding.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and strategic transactions and the continuing market acceptance of our solutions. From time to time, we have required, and may in the future require or opportunistically raise, additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$28,505	$8,517
Net cash provided by (used in) investing activities	$(138,845)	$181,308
Net cash provided by financing activities	$591,374	$925

Net Cash Provided By Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, change in fair value of contingent consideration, loss on extinguishment of convertible notes, non-cash lease expense, amortization of debt discount and issuance costs, and deferred taxes.
For the quarter ended March 31, 2021, cash provided by operations was $28.5 million, resulting from net non-cash expenses of $45.0 million and net cash flow provided as a result of changes in operating assets and liabilities of $16.7 million, partially offset by our net loss of $33.2 million. The $16.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:
•a $21.0 million decrease in accounts receivable due to increased collections;
•a $2.3 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•a $0.7 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•a $3.5 million increase in other assets due to higher capitalized commissions related to increased sales;
•a $2.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2020 employee bonuses during the quarter ended March 31, 2021;
•a $1.1 million decrease in operating lease liabilities; and
•a $0.7 million increase in prepaid expenses and other current assets.
For the quarter ended March 31, 2020, cash provided by operations was $8.5 million, resulting from net non-cash expenses of $21.3 million, partially offset by our net loss of $11.0 million and net cash flow used as a result of changes in operating assets and liabilities of $1.8 million. The $1.8 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:

•a $10.0 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the quarter;
•a $1.5 million increase in prepaid expenses and other current assets;
•a $1.3 million decrease in deferred revenue as a result of the growth of our customer and user bases;
•a $1.3 million decrease in operating lease liabilities; and
•a $1.2 million increase in other assets.

These changes in our operating assets and liabilities were largely offset by the following:
•a $12.1 million decrease in accounts receivable, and
•a $1.3 million increase in accounts payable.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the quarter ended March 31, 2021, cash used in investing activities was $138.8 million as a result of $133.7 million of purchases of marketable securities, net of proceeds from maturities, $4.0 million in capitalized software development costs, and $1.1 million in purchases of property and equipment.

For the quarter ended March 31, 2020, cash provided by investing activities was $181.3 million as a result of $184.7 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by $2.3 million in capitalized software development costs and $1.2 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
For the quarter ended March 31, 2021, cash provided by financing activities was $591.4 million primarily as a result of proceeds of $594.5 million from the issuance of the 2026 Notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls, and $2.2 million of proceeds from exercises of stock options, partially offset by $5.1 million of acquisitions of common stock for tax withholding obligations.
For the quarter ended March 31, 2020, cash provided by financing activities was $0.9 million as a result of $4.7 million of proceeds from exercises of stock options, partially offset by $3.6 million of acquisitions of common stock for tax withholding obligations.
Contractual Obligations and Commitments
Contractual obligations at March 31, 2021 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal amount and interest payable on the Notes (1)	$1,401,094	$313	$625	$1,400,156	$—
Operating lease liabilities	11,351	4,136	6,010	398	807
Purchase obligations	8,900	2,048	6,047	170	635
Total	$1,421,345	$6,497	$12,682	$1,400,724	$1,442
(1) For additional information regarding the Notes, refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We are required to pay up to a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition and up to a maximum of $30.0 million of contingent consideration related to the Rimilia Acquisition if certain Rimilia Annual Recurring Revenue ("ARR") thresholds are met each year over a two-year period subsequent to the acquisition date. We have not included these obligations in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability.
At March 31, 2021, liabilities for unrecognized tax benefits of $2.7 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Commitments under letters of credit at March 31, 2021 were scheduled to expire as follows (in thousands):

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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At March 31, 2021, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks related to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates.
In August 2019, we issued $500.0 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a fixed annual interest rate of 0.125%; therefore, we do not have economic interest rate exposure with respect to the 2024 Notes. In March 2021, we issued $1.15 billion aggregate principal amount of the 2026 Notes. The 2026 Notes have a fixed annual interest rate of 0.0%; therefore, we do not have economic interest rate exposure with respect to the 2026 Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $1.2 billion at March 31, 2021. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at March 31, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2019, the emergence of COVID-19 was reported and in March 2020, the World Health Organization ("WHO") characterized COVID-19 as a pandemic. This contagious disease outbreak has continued to spread across the world and is impacting macroeconomic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business and we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.

We increased our number of full-time employees to 1,380 at March 31, 2021 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we have shut down certain workplaces and required our employees to work remotely. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as NetSuite, Oracle, SAP and Workday, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, many of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, our founder and Executive Chair, Therese Tucker, has provided our strategic direction for over nineteen years and has built and maintained what we believe is an attractive workplace culture. On January 1, 2021, Marc Huffman, most recently, our President and Chief Operating Officer, succeeded Therese Tucker as our Chief Executive Officer. Changes in our executive management team resulting from the hiring or departure of executives, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Further, this change also increases our dependency on other members of our executive management team who remain with us. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. The COVID-19 outbreak has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential.  During the past twelve months, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $39.0 million and $12.8 million for the quarters ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $234.7 million at March 31, 2021. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2021, we had goodwill and intangible assets with a net book value of $333.5 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $188.7 million and $98.2 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, California has recently passed legislation limiting the use of NOLs for taxable years 2020, 2021, and 2022. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate and according to the new rules. The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we maintain a valuation allowance on our U.S. deferred tax assets.
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
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 27% and 24% of our revenues from sales outside the United States in the quarters ended March 31, 2021 and 2020, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Holders of either series of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the applicable indenture governing such Notes. In addition, upon conversion of the Notes of the applicable series, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as described in the appliable indenture governing such Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Further, if either series of the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
In addition, our ability to repurchase the Notes of the applicable series or to pay cash upon conversions of the Notes or at their respective maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase such Notes at a time when the repurchase is required by the applicable indenture governing such Notes or to pay cash upon conversions of such Notes or at their respective maturity as required by the applicable indenture governing such Notes would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture governing the Notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase such series of Notes or pay cash with respect to such series of Notes being converted or at maturity of such series of Notes.
The conditional conversion feature of each series of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of each series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At March 31, 2021, the conditional conversion feature of the 2024 Notes was triggered, and, consequently, holders of the 2024 Notes will be entitled under the indenture governing the 2024 Notes to convert their Notes at any time during the calendar quarter ending June 30, 2021 at their option. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are subject to counterparty risk with respect to the Capped Calls.
In connection with the issuance of the Notes, we entered into the Capped Calls with the counterparties with respect to each series of Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time prior to the respective maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of each series of Notes or the shares of our common stock. In addition, we do not make any representation that these transactions will not be discontinued without notice.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated March 15, 2021, between BlackLine, Inc. and U.S. Bank National Association.	8-K	001-37924	4.1	03/15/21

4.2	Form of 0.00% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-37924	4.2	03/15/21

10.1	Purchase Agreement, dated March 10, 2021, by and among BlackLine, Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37924	10.1	03/15/21

10.2	Form of Capped Call Confirmation.	8-K	001-37924	10.2	03/15/21

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BlackLine, Inc.
By:	/s/ Marc Huffman
Marc Huffman
Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2021

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2021