Form 10-Q
period 2021-06-30
BLACKLINE, INC.
filed 2021-08-05
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 30, 2021 was 58,408,932.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the COVID-19 pandemic and the related responses by governments and private industry on our business and financial condition, as well as that of our customers and partners; changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$643,343	$367,413
Marketable securities	524,851	175,206
Accounts receivable, net of allowances for credit losses of $3,558 and $3,737 at June 30, 2021 and December 31, 2020, respectively	100,909	111,270
Prepaid expenses and other current assets	18,255	20,226
Total current assets	1,287,358	674,115
Capitalized software development costs, net	20,002	15,690
Property and equipment, net	11,517	13,239
Intangible assets, net	40,874	46,674
Goodwill	289,710	289,710
Operating lease right-of-use assets	7,911	8,708
Other assets	74,695	65,369
Total assets	$1,732,067	$1,113,505
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,869	$3,150
Accrued expenses and other current liabilities	33,628	35,958
Deferred revenue	206,564	191,137
Short-term portion of operating lease liabilities	4,020	4,147
Short-term portion of contingent consideration	11,688	7,938
Total current liabilities	259,769	242,330
Operating lease liabilities, noncurrent	6,445	7,356
Convertible senior notes, net	1,081,942	407,032
Contingent consideration	18,722	15,552
Deferred tax liabilities, net	9,764	6,566
Deferred revenue, noncurrent	327	75
Other long-term liabilities	25	—
Total liabilities	1,376,994	678,911
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	18,032	12,524
Stockholders' equity:
Common stock	584	577
Additional paid-in capital	596,183	622,768
Accumulated other comprehensive income	244	376
Accumulated deficit	(259,970)	(201,651)
Total stockholders' equity	337,041	422,070
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,732,067	$1,113,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscription and support	$95,170	$77,867	$186,825	$154,902
Professional services	6,952	5,405	14,153	10,968
Total revenues	102,122	83,272	200,978	165,870
Cost of revenues
Subscription and support	17,167	11,628	32,592	23,008
Professional services	6,405	5,115	12,870	9,800
Total cost of revenues	23,572	16,743	45,462	32,808
Gross profit	78,550	66,529	155,516	133,062
Operating expenses
Sales and marketing	49,182	41,826	97,611	86,611
Research and development	18,795	11,847	37,768	23,594
General and administrative	20,245	16,182	48,514	33,520
Total operating expenses	88,222	69,855	183,893	143,725
Loss from operations	(9,672)	(3,326)	(28,377)	(10,663)
Other income (expense)
Interest income	87	1,085	181	3,494
Interest expense	(15,668)	(5,741)	(30,472)	(11,426)
Other expense, net	(15,581)	(4,656)	(30,291)	(7,932)
Loss before income taxes	(25,253)	(7,982)	(58,668)	(18,595)
Provision for (benefit from) income taxes	323	(41)	132	316
Net loss	(25,576)	(7,941)	(58,800)	(18,911)
Net loss attributable to non-controlling interest	(284)	(328)	(481)	(656)
Adjustment attributable to non-controlling interest	154	719	6,091	2,920
Net loss attributable to BlackLine, Inc.	$(25,446)	$(8,332)	$(64,410)	$(21,175)
Basic net loss per share attributable to BlackLine, Inc.	$(0.44)	$(0.15)	$(1.11)	$(0.38)
Shares used to calculate basic net loss per share	58,214	56,614	58,038	56,394
Diluted net loss per share attributable to BlackLine, Inc.	$(0.44)	$(0.15)	$(1.11)	$(0.38)
Shares used to calculate diluted net loss per share	58,214	56,614	58,038	56,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(25,576)	$(7,941)	$(58,800)	$(18,911)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2021 and 2020	(54)	856	(30)	545
Foreign currency translation	6	42	(204)	42
Other comprehensive income (loss)	(48)	898	(234)	587
Comprehensive loss	(25,624)	(7,043)	(59,034)	(18,324)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(284)	(328)	(481)	(656)
Foreign currency translation attributable to redeemable non-controlling interest	3	21	(102)	21
Comprehensive loss attributable to redeemable non-controlling interest	(281)	(307)	(583)	(635)
Comprehensive loss attributable to BlackLine, Inc.	$(25,343)	$(6,736)	$(58,451)	$(17,689)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2021	58,038	$580	$573,431	$295	$(234,678)	$339,628
Stock option exercises	97	1	2,896	—	—	2,897
Vesting of restricted stock units	203	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(4,802)	—	—	(4,802)
Stock-based compensation	—	—	17,548	—	—	17,548
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	2,068	—	—	2,068
Other comprehensive loss	—	—	—	(51)	—	(51)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(154)	—	(25,292)	(25,446)
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	195	2	5,044	—	—	5,046
Vesting of restricted stock units	461	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(9,936)	—	—	(9,936)
Stock-based compensation	—	—	32,751	—	—	32,751
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	268,085	—	—	268,085
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Other comprehensive loss	—	—	—	(132)	—	(132)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(6,091)	—	(58,319)	(64,410)
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041
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

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(64,410)	$(21,175)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	5,610	2,264
Net loss	(58,800)	(18,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,432	9,437
Change in fair value of contingent consideration	6,920	(76)
Amortization of debt discount and issuance costs	23,241	11,116
Stock-based compensation	31,859	22,072
Loss on extinguishment of convertible senior notes	7,012	—
Noncash lease expense	2,185	2,371
Accretion of purchase discounts on marketable securities, net	(70)	(634)
Net foreign currency (gains) losses	443	(38)
Deferred income taxes	54	162
Provision for (benefit from) doubtful accounts receivable	(26)	140
Changes in operating assets and liabilities:
Accounts receivable	9,669	4,405
Prepaid expenses and other current assets	1,928	(2,516)
Other assets	(9,337)	(3,406)
Accounts payable	766	(678)
Accrued expenses and other current liabilities	(1,640)	(7,700)
Deferred revenue	15,679	4,781
Operating lease liabilities	(2,422)	(2,391)
Net cash provided by operating activities	40,893	18,134
Cash flows from investing activities
Purchases of marketable securities	(733,814)	(116,400)
Proceeds from maturities of marketable securities	384,209	424,259
Proceeds from sales of marketable securities	—	25,959
Capitalized software development costs	(7,563)	(4,994)
Purchases of property and equipment	(1,722)	(2,224)
Purchases of intangible assets	—	(2,333)
Net cash provided by (used in) investing activities	(358,890)	324,267
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,128,794	—
Partial repurchase of convertible senior notes	(432,230)	—
Purchase of capped calls related to convertible senior notes	(102,350)	—
Proceeds from exercises of stock options	5,050	10,416
Proceeds from employee stock purchase plan	5,197	3,608
Acquisition of common stock for tax withholding obligations	(9,936)	(4,856)
Financed purchases of property and equipment	(421)	(225)
Net cash provided by financing activities	594,104	8,943
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(204)	42
Net increase in cash, cash equivalents, and restricted cash	275,903	351,386
Cash, cash equivalents, and restricted cash, beginning of period	367,913	120,502
Cash, cash equivalents, and restricted cash, end of period	$643,816	$471,888

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$643,343	$471,620
Restricted cash included within prepaid expenses and other current assets at end of period	208	18
Restricted cash included within other assets at end of period	265	250
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$643,816	$471,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2021	2020
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$917	$534
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$636	$530
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$384	$1,046
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
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter and six months ended June 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies.
Recently-issued accounting pronouncements not yet adopted
In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies some of its guidance of global reference rate reform activities. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). The Company has not adopted the provisions of the new standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements.
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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$18,159	$6,778	$12,524	$4,905
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(284)	(328)	(481)	(656)
Foreign currency translation	3	21	(102)	21
Adjustment to redeemable non-controlling interest	154	719	6,091	2,920
Balance at end of period	$18,032	$7,190	$18,032	$7,190
During the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest, which resulted in an overstatement/(understatement) of the adjustment attributable to non-controlling interest in its unaudited condensed consolidated statement of operations totaling $(0.6) million and $0.6 million for the quarter and six months ended June 30, 2020, respectively. The Company corrected the cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying value of the redeemable non-controlling interest in its unaudited condensed consolidated balance sheet.
Note 4 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,990	$—	$—	$149,990
Corporate bonds	15,237	—	(10)	15,227
Commercial paper	359,655	—	(21)	359,634
	$524,882	$—	$(31)	$524,851

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,991	$3	$—	$149,994
Corporate bonds	22,621	—	(8)	22,613
Commercial paper	2,599	—	—	2,599
	$175,211	$3	$(8)	$175,206
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the unaudited condensed consolidated statements of operations, were less than $0.1 million and $0.1 million for the quarter and six months ended June 30, 2021, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the unaudited condensed consolidated statements of operations, were $(0.2) million and $0.6 million for the quarter and six months ended June 30, 2020, respectively. Net gains and losses are determined using the specific identification method. During the quarter and six months ended June 30, 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations. During the quarter and six months ended June 30, 2020, there were $0.1 million of realized losses related to the sale of one marketable security recognized in the Company’s unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $284.9 million and $12.6 million, and an immaterial amount of unrealized losses, at June 30, 2021 and December 31, 2020. At June 30, 2021, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$520,853	$520,822
Maturing between 1 and 2 years	4,029	4,029
	$524,882	$524,851
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred customer contract acquisition costs	$67,189	$58,980
Restricted cash	265	273
Capitalized software implementation costs	3,278	2,372
Other assets	3,963	3,744
	$74,695	$65,369
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued salaries and employee benefits	$21,435	$21,707
Accrued income and other taxes payable	4,379	5,496
Other accrued expenses and current liabilities	7,814	8,755
	$33,628	$35,958

Note 5 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$495,073	$—	$—	$495,073
Commercial paper	—	24,994	—	24,994
U.S. treasury securities	49,998	—	—	49,998
Marketable securities
U.S. treasury securities	149,990	—	—	149,990
Corporate bonds	—	15,227	—	15,227
Commercial paper	—	359,634	—	359,634
Total assets	$695,061	$399,855	$—	$1,094,916
Liabilities
Contingent consideration	$—	$—	$30,410	$30,410
Total liabilities	$—	$—	$30,410	$30,410

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$98,336	$—	$—	$98,336
U.S. treasury securities	199,984	—	—	199,984
Marketable securities
U.S. treasury securities	149,994	—	—	149,994
Corporate bonds	—	22,613	—	22,613
Commercial paper	—	2,599	—	2,599
Total assets	$448,314	$25,212	$—	$473,526
Liabilities
Contingent consideration	$—	$—	$23,490	$23,490
Total liabilities	$—	$—	$23,490	$23,490
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning fair value	$31,192	$6,507	$23,490	$6,362
Change in fair value	(782)	(221)	6,920	(76)
Ending fair value	$30,410	$6,286	$30,410	$6,286
The fair value of the contingent consideration related to the 2013 Acquisition is determined by discounting estimated future taxable income. The significant inputs used in the fair value measurement of the contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which are not based on observable market data and consider the risks associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
To determine the fair value of the contingent consideration related to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two-year period subsequent to the acquisition, as well as the appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Changes in the significant inputs used in the fair value measurement, specifically a change to Rimilia ARR, have significantly impacted the fair value of the contingent consideration liability in the quarter and six months ended June 30, 2021.
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
In connection with the issuance of the 2026 Notes (as defined below) in March 2021, the Company used approximately $432.2 million of the net proceeds from the offering of the 2026 Notes to repurchase $250.0 million aggregate principal amount of the 2024 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly-traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 4.94%. The fair value of the liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issuance costs, was recognized as an extinguishment loss in the amount of $7.0 million in interest expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital in the unaudited condensed consolidated balance sheet in the amount of $219.3 million. The equity component of the 2024 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Liability:
Principal	$250,000	$500,000
Unamortized debt discount and issuance costs	(40,627)	(92,968)
Net carrying amount	$209,373	$407,032
Carrying amount of the equity component	$55,615	$111,230
The Company carries the 2024 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2024 Notes, based on a market approach at June 30, 2021 was approximately $404.9 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period.
During the quarter ended June 30, 2021, the Company recognized $2.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense. During the quarter ended June 30, 2020, the Company recognized $5.6 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.
During the six months ended June 30, 2021, the Company recognized $8.2 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense. During the six months ended June 30, 2020, the Company recognized $11.1 million of interest expense related to the amortization of debt discount and issuance costs and $0.3 million of coupon interest expense.

At June 30, 2021, the remaining life of the 2024 Notes was approximately 37 months.
The 2024 Notes were convertible at June 30, 2021. As a result, holders have the option to convert their Notes at any time during the quarter ending September 30, 2021.
At June 30, 2021 and through the date of this filing, the Company has not received any conversion requests for the 2024 Notes.
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
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $3.1 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
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
The 2026 Notes consisted of the following (in thousands):

June 30, 2021
Liability:
Principal	$1,150,000
Unamortized debt discount and issuance costs	(277,431)
Net carrying amount	$872,569
Carrying amount of the equity component	$271,229
The effective interest rate of the liability component of the 2026 Notes, excluding the conversion option, is 6.04%.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach at June 30, 2021, was approximately $1.1 billion, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period.
During the quarter and six months ended June 30, 2021, the Company recognized $12.7 million and $15.0 million of interest expense related to the amortization of debt discount and issuance costs, respectively.
At June 30, 2021, the remaining life of the 2026 Notes was approximately 57 months.
The 2026 Notes were not convertible at June 30, 2021.
2024 Capped Calls

The Capped Calls related to the 2024 Notes (the "2024 Capped Calls") were not exercised as part of the repurchase and, as of June 30, 2021, were carried at 100% of their original value on the Company's unaudited condensed consolidated financial statements.
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
Note 7 – Commitments and Contingencies
Contingent consideration—In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.6 million and $6.4 million at June 30, 2021 and December 31, 2020, respectively.
As a condition of the Rimilia Acquisition, the Company is required to pay additional cash consideration if Rimilia realizes certain Rimilia ARR thresholds. The maximum contingent cash consideration to be distributed is $30.0 million. The fair value of the contingent consideration was $23.8 million and $17.1 million at June 30, 2021 and December 31, 2020, respectively.
Litigation—From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.
Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2021 and December 31, 2020, the Company had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 8 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2,227	$1,706	$3,977	$3,029
Sales and marketing	5,861	5,577	11,112	9,970
Research and development	2,865	1,735	5,476	2,964
General and administrative	6,112	3,598	11,294	6,109
	$17,065	$12,616	$31,859	$22,072
For the quarters ended June 30, 2021 and 2020, stock-based compensation capitalized as an asset was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation capitalized as an asset was $0.9 million and $0.5 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2020	2,944
Granted	232
Exercised	(202)
Forfeited/canceled	(34)
Outstanding at June 30, 2021	2,940
Restricted stock units
The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2020	2,072
Granted	454
Vested	(542)
Forfeited/canceled	(110)
Nonvested at June 30, 2021	1,874
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
Note 9 – Unearned Revenue and Performance Obligations
Revenue totaling $137.2 million and $119.4 million was recognized during the six months ended June 30, 2021 and 2020, respectively, that was previously included in the deferred revenue balance at December 31, 2020 and 2019, respectively.
Contracted not recognized revenue was $525.7 million at June 30, 2021, of which the Company expects to recognize approximately 59% over the next 12 months and the remainder thereafter.

Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended June 30, 2021 and 2020, the Company recorded $0.3 million in income tax expense and $41,000 in income tax benefit, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded $0.1 million and $0.3 million in income tax expense, respectively. The increase in income tax expense for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, resulted primarily from the tax impact of the United Kingdom's tax rate change enacted during the current period. The decrease in income tax expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. For the quarters and six months ended June 30, 2021 and 2020, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to BlackLine, Inc.	$(25,446)	$(8,332)	$(64,410)	$(21,175)
Denominator:
Weighted average shares	58,214	56,614	58,038	56,394
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	58,214	56,614	58,038	56,394
Basic net loss per share attributable to BlackLine, Inc.	$(0.44)	$(0.15)	$(1.11)	$(0.38)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.44)	$(0.15)	$(1.11)	$(0.38)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Six Months Ended June 30,
	2021	2020
Stock options with service-only vesting conditions	2,940	3,516
Stock options with performance conditions	—	683
Restricted stock units	1,874	2,176
Total shares excluded from net loss per share	4,814	6,375
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option may have a diluted impact on net loss per share when the average market price per share for a given period exceeds the conversion price of the 2024 Notes and the 2026 Notes of $73.40 and $166.23 per share, respectively.

Note 12 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$73,472	$62,131	145,513	$124,726
International	28,650	21,141	55,465	41,144
	$102,122	$83,272	$200,978	$165,870

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
At June 30, 2021, we had 304,224 individual users across 3,598 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
For the quarters ended June 30, 2021 and 2020, we had revenues totaling $102.1 million and $83.3 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $25.4 million and $8.3 million, respectively.

For the six months ended June 30, 2021 and 2020, we had revenues totaling $201.0 million and $165.9 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $64.4 million and $21.2 million, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken various actions in line with guidance provided by government agencies, but also to assist our customers during a difficult time. We responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. For a time, we offered free access to our entire training library and offered existing customers six months of complimentary access to the Task Management and Reporting modules to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, the distribution and efficacy of vaccines, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications, and we continue to adjust our practices and policies to respond to changing restrictions and recommendations in the jurisdictions where we conduct business. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through less secure network connections. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We are and will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021
Dollar-based net revenue retention rate	108%	107%	106%	106%	106%
Number of customers	3,138	3,226	3,433	3,482	3,598
Number of users	277,426	282,579	291,873	297,060	304,224
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

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2021 and 2020, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are selling an increasing number of non-user based strategic products, such as Transaction Matching, Intercompany Hub, and Cash Application.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
GAAP gross profit	$78,550	$66,529	$155,516	$133,062
GAAP gross margin	76.9%	79.9%	77.4%	80.2%
GAAP net loss attributable to BlackLine, Inc.	$(25,446)	$(8,332)	$(64,410)	$(21,175)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP gross profit	$81,447	$68,411	$160,828	$136,442
Non-GAAP gross margin	79.8%	82.2%	80.0%	82.3%
Non-GAAP net income attributable to BlackLine, Inc.	$9,600	$11,916	$16,699	$17,934
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
Non-GAAP Net Income. Non-GAAP net income is defined as GAAP net loss adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of acquired intangible assets, stock-based compensation, the amortization of debt discount and issuance costs, the change in the fair value of contingent consideration, transaction-related costs, shelf offering costs, legal settlement gains, the adjustment to the value of the redeemable non-controlling interest to the redemption amount, and the loss on extinguishment of convertible senior notes. We believe that presenting non-GAAP net income is useful to investors as it eliminates the impact of items that have been affected by the 2013 Acquisition, the Runbook Acquisition (defined below), the Rimilia Acquisition, certain non-cash expenses, and other costs related to non-recurring non-operating events in order to allow a direct comparison of net loss between current and future periods.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Non-GAAP Gross Profit:
Gross profit	$78,550	$66,529	$155,516	$133,062
Amortization of developed technology	670	176	1,335	351
Stock-based compensation expense	2,227	1,706	3,977	3,029
Total non-GAAP gross profit	$81,447	$68,411	$160,828	$136,442
Gross margin	76.9%	79.9%	77.4%	80.2%
Non-GAAP gross margin	79.8%	82.2%	80.0%	82.3%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(25,446)	$(8,332)	$(64,410)	$(21,175)
Provision for (benefit from) income taxes	146	(72)	227	(88)
Amortization of intangible assets	2,907	1,622	5,800	3,165
Stock-based compensation	17,031	12,616	31,818	22,072
Amortization of debt discount and issuance costs	15,590	5,584	23,241	11,116
Change in fair value of contingent consideration	(782)	(221)	6,920	(76)
Adjustment to redeemable non-controlling interest	154	719	6,091	2,920
Loss on extinguishment of convertible senior notes	—	—	7,012	—
Total non-GAAP net income attributable to BlackLine, Inc.	$9,600	$11,916	$16,699	$17,934

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenues
Subscription and support	$95,170	$77,867	$186,825	$154,902
Professional services	6,952	5,405	14,153	10,968
Total revenues	102,122	83,272	200,978	165,870
Cost of revenues
Subscription and support	17,167	11,628	32,592	23,008
Professional services	6,405	5,115	12,870	9,800
Total cost of revenues	23,572	16,743	45,462	32,808
Gross profit	78,550	66,529	155,516	133,062
Operating expenses
Sales and marketing	49,182	41,826	97,611	86,611
Research and development	18,795	11,847	37,768	23,594
General and administrative	20,245	16,182	48,514	33,520
Total operating expenses	88,222	69,855	183,893	143,725
Loss from operations	(9,672)	(3,326)	(28,377)	(10,663)
Other income (expense)
Interest income	87	1,085	181	3,494
Interest expense	(15,668)	(5,741)	(30,472)	(11,426)
Other expense, net	(15,581)	(4,656)	(30,291)	(7,932)
Loss before income taxes	(25,253)	(7,982)	(58,668)	(18,595)
Provision for (benefit from) income taxes	323	(41)	132	316
Net loss	(25,576)	(7,941)	(58,800)	(18,911)
Net loss attributable to non-controlling interest	(284)	(328)	(481)	(656)
Adjustment attributable to non-controlling interest	154	719	6,091	2,920
Net loss attributable to BlackLine, Inc.	$(25,446)	$(8,332)	$(64,410)	$(21,175)
Comparison of Quarters and Six Months Ended June 30, 2021 and 2020
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$95,170	$77,867	$17,303	22%	$186,825	$154,902	$31,923	21%
Professional services	6,952	5,405	1,547	29%	14,153	10,968	3,185	29%
Total revenues	$102,122	$83,272	$18,850	23%	$200,978	$165,870	$35,108	21%

	June 30,
	2021	2020
Dollar-based net revenue retention rate	106%	108%
Number of customers	3,598	3,138
Number of users	304,224	277,426
The increase in revenues for the quarter and six months ended June 30, 2021, compared to the quarter and six months ended June 30, 2020, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales. The total number of customers and users at June 30, 2021 increased by 15% and 10%, respectively, as compared to June 30, 2020.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$17,167	$11,628	$5,539	48%	$32,592	$23,008	$9,584	42%
Professional services	6,405	5,115	1,290	25%	12,870	9,800	3,070	31%
Total cost of revenues	$23,572	$16,743	$6,829	41%	$45,462	$32,808	$12,654	39%
Gross margin	76.9%	79.9%			77.4%	80.2%
The increase in cost of revenues for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, was primarily due to a $2.8 million increase in computer software expenses; a $2.4 million increase in salaries, benefits, and stock-based compensation, of which $1.0 million was from professional services-related headcount; a $0.7 million increase in amortization of developed technology; and a $0.6 million increase in depreciation and amortization. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 32% increase in average cost of revenues-related headcount from the quarter ended June 30, 2020 to the quarter ended June 30, 2021. The increase in computer software expenses was primarily due to increased spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services related to the Rimilia acquisition.
The increase in cost of revenues for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a $5.3 million increase in salaries, benefits, and stock-based compensation, of which $2.8 million was from professional services-related headcount; a $5.1 million increase in computer software expenses; a $1.3 million increase in depreciation and amortization; a $1.2 million increase in amortization of developed technology; and a $0.7 million increase in professional services expense. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 32% increase in average cost of revenues-related headcount from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in computer software expenses was primarily due to increased spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services related to the Rimilia acquisition.
Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$49,182	$41,826	$7,356	18%	$97,611	$86,611	$11,000	13%
Percentage of total revenues	48.2%	50.2%			48.6%	52.2%
The increase in sales and marketing expenses for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, was primarily due to a $4.6 million increase in salaries, sales commissions, stock-based compensation; a $1.4 million increase in advertising and trade show expenses; and a $0.7 million increase in depreciation and amortization. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Sales and marketing average headcount increased 9% from the quarter ended June 30, 2020 to the quarter ended June 30, 2021. The increase in advertising and trade show expenses was primarily driven by an increase in virtual events, online marketing, and direct mail. The increase in depreciation and amortization was primarily driven by intangible asset amortization of customer relationships from the Rimilia Acquisition.
The increase in sales and marketing expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a $10.6 million increase in salaries, sales commissions, stock-based compensation, and incentives; a $1.5 million increase in advertising and trade show expenses; a $1.5 million increase in depreciation and amortization; and a $0.5 million increase in computer software. These increases were partially offset by a $1.7 million decrease in travel-related expenses. The increase in salaries, sales commissions, and incentives was primarily driven by an increase in headcount and increased sales commissions driven by revenue growth. Sales and marketing average headcount increased 10% from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in advertising and trade show expenses was primarily driven by an increase in virtual events, online marketing, and direct mail. The increase in depreciation and amortization was primarily driven by intangible asset amortization of customer relationships from the Rimilia Acquisition. Travel-related expenses decreased primarily as a result of travel restrictions due to COVID-19.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development, gross	$22,608	$14,693	$7,915	54%	$45,165	$28,556	$16,609	58%
Capitalized internally developed software costs	(3,813)	(2,846)	(967)	34%	(7,397)	(4,962)	(2,435)	49%
Research and development, net	$18,795	$11,847	$6,948	59%	$37,768	$23,594	$14,174	60%
Percentage of total revenues	18.4%	14.2%			18.8%	14.2%
The increase in research and development expenses for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, was primarily due to a $6.7 million increase in salaries, benefits, and stock-based compensation and a $0.8 million increase in computer software. These increases were partially offset by a $1.0 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 41% increase in average headcount from the quarter ended June 30, 2020 to the quarter ended June 30, 2021. The increase in computer software expenses was primarily due to increased spend on cloud hosting services related to the development of the Google Cloud Platform, as well as purchases of additional software licenses driven by an increase in average research and development headcount. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions, as well as increased headcount, resulting in additional labor costs being capitalized.
The increase in research and development expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a $14.0 million increase in salaries, benefits, and stock-based compensation; a $2.0 million increase in computer software; and a $0.6 million increase in professional services expense. These increases were partially offset by a $2.4 million increase in capitalized software costs, which resulted in a decrease in net expenses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 49% increase in average headcount from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in computer software expenses was primarily due to increased spend on cloud hosting services related to the development of the Google Cloud Platform, as well as purchases of additional software licenses driven by an increase in average research and development headcount. Capitalized software costs increased due to significant new enhancement initiatives related to the functionality of our solutions, as well as increased headcount, resulting in additional labor costs being capitalized.
General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$20,245	$16,182	$4,063	25%	$48,514	$33,520	$14,994	45%
Percentage of total revenues	19.8%	19.4%			24.1%	20.2%
The increase in general and administrative expenses for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, was primarily due to a $4.7 million increase in salaries, benefits, and stock-based compensation. This increase was partially offset by a $0.6 million decrease in the fair value of the contingent consideration primarily related to the Rimilia Acquisition. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 26% increase in average headcount from the quarter ended June 30, 2020 to the quarter ended June 30, 2021.
The increase in general and administrative expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a $9.5 million increase in salaries, benefits, and stock-based compensation and a $7.0 million increase in the fair value of the contingent consideration primarily related to the Rimilia Acquisition. These increases were partially offset by a $1.0 million decrease in professional services expense and a $0.6 million decrease in foreign currency losses. The increase in salaries, benefits, and stock-based compensation was primarily driven by a 27% increase in average headcount from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease in foreign currency losses was primarily due to the impact of foreign currency rates related to the British Pound and Euro during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, on net asset balances denominated in foreign currencies.
Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$87	$1,085	$(998)	(92)%	$181	$3,494	$(3,313)	(95)%
The decrease in interest income during the quarter and six months ended June 30, 2021, compared to the quarter and six months ended June 30, 2020, was primarily due to a decrease in average interest rates in the quarter and six months ended June 30, 2021, compared to the quarter and six months ended June 30, 2020. The decrease was partially offset by an increase in average cash, cash equivalents, and marketable securities balances.
Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$15,668	$5,741	$9,927	173%	$30,472	$11,426	$19,046	167%
The increase in interest expense during the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020 was due to an increase in amortization of the debt discount on the 2024 Notes and 2026 Notes.
The increase in interest expense during the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was due to a $7.0 million loss on the partial extinguishment of the 2024 Notes, as well as an increase in amortization of the debt discount on the 2024 Notes and 2026 Notes.
Provision for (benefit from) income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$323	$(41)	$364	(888)%	$132	$316	$(184)	(58)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended June 30, 2021, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended June 30, 2021 and 2020, we recorded $0.3 million of income tax expense and $41,000 of income tax benefit, respectively. For the six months ended June 30, 2021 and 2020, we recorded $0.1 million and $0.3 million of income tax expense, respectively. The increase in income tax expense for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, resulted primarily from the impact of the United Kingdom's tax rate change enacted during the current period. The decrease in income tax expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. The provision for income taxes for the quarter and six months ended June 30, 2021 was primarily related to our international operations.
Liquidity and Capital Resources
At June 30, 2021, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities. We had $1.4 billion aggregate principal amount of Notes outstanding at June 30, 2021.
During the quarter ended June 30, 2021, the Stock Price Condition allowing holders of the 2024 Notes to convert was met. As a result, holders have the option to convert their 2024 Notes at any time during the calendar quarter ending September 30, 2021. We have the ability to settle the 2024 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. From July 1, 2021, through the date of this filing, we have not received any conversion requests for our 2024 Notes. It is our current intent to settle any such conversions through combination settlement, which involves repayment of the principal portion in cash and any excess conversion value over the principal amount in shares of our common stock.
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 Capped Calls have an initial cap price of $106.76 per share, subject to certain adjustments. As of June 30, 2021, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have an initial cap price of $233.31 per share, subject to certain adjustments. As of June 30, 2021, all of the 2026 Capped Calls remained outstanding.
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$40,893	$18,134
Net cash provided by (used in) investing activities	$(358,890)	$324,267
Net cash provided by financing activities	$594,104	$8,943
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
For the six months ended June 30, 2021, cash provided by operations was $40.9 million, resulting from net non-cash expenses of $85.1 million and net cash flows provided as a result of changes in operating assets and liabilities of $14.6 million, partially offset by our net loss of $58.8 million. The $14.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:
•a $15.7 million increase in deferred revenue as a result of the growth of our customer and user bases;
•a $9.7 million decrease in accounts receivable due to increased collections;
•a $1.9 million decrease in prepaid expenses and other current assets; and
•a $0.8 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•a $9.3 million increase in other assets due to higher capitalized commissions related to increased sales;
•a $2.4 million decrease in operating lease liabilities; and
•a $1.6 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2020 employee bonuses during the six months ended June 30, 2021.
For the six months ended June 30, 2020, cash provided by operations was $18.1 million, resulting from net non-cash expenses of $44.6 million, partially offset by our net loss of $18.9 million and net cash flows used as a result of changes in operating assets and liabilities of $7.5 million. The $7.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•a $7.7 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the six months ended June 30, 2020;
•a $3.4 million increase in other assets;
•a $2.5 million increase in prepaid expenses and other current assets;
•a $2.4 million decrease in operating lease liabilities; and
•a $0.7 million decrease in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•a $4.8 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•a $4.4 million decrease in accounts receivable due to increased collections.
Net Cash Provided By (Used In) Investing Activities

Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the six months ended June 30, 2021, cash used in investing activities was $358.9 million as a result of $349.6 million of purchases of marketable securities, net of proceeds from maturities, $7.6 million in capitalized software development costs, and $1.7 million in purchases of property and equipment.
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
Net Cash Provided By Financing Activities
For the six months ended June 30, 2021, cash provided by financing activities was $594.1 million primarily as a result of proceeds of $594.2 million from the issuance of the 2026 Notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls; $5.2 million of proceeds from the employee stock purchase plan; and $5.1 million of proceeds from exercises of stock options, partially offset by $9.9 million of acquisitions of common stock for tax withholding obligations.
For the six months ended June 30, 2020, cash provided by financing activities was $8.9 million as a result of $10.4 million of proceeds from exercises of stock options and $3.6 million of proceeds from the employee stock purchase plan, partially offset by $4.9 million of acquisitions of common stock for tax withholding obligations.
Contractual Obligations and Commitments
Contractual obligations at June 30, 2021 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal amount and interest payable on the Notes (1)	$1,401,094	$313	$625	$1,400,156	$—
Operating lease liabilities	10,465	4,020	5,282	367	796
Purchase obligations	63,037	11,900	25,761	24,741	635
Total	$1,474,596	$16,233	$31,668	$1,425,264	$1,431
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
At June 30, 2021, liabilities for unrecognized tax benefits of $2.8 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Commitments under letters of credit at June 30, 2021 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$302	$—	$—	$37	$265
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At June 30, 2021, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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
We had cash and cash equivalents and marketable securities of $1.2 billion at June 30, 2021. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar, Philippine Peso, South African Rand, Malaysian Ringgit, Romanian Leu, Hong Kong Dollar, Japanese Yen, and Polish Zloty, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at June 30, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as COVID-19. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to changing restrictions and recommendations in the jurisdictions where we conduct business. These changing and uncertain conditions could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. In response to COVID-19, many of our competitors offered free products or services to attract new customers. For a time, we offered free access to our entire training library and offered existing customers six months of complimentary access to the Task Management and Reporting modules to enable a more effective remote close. In addition, we are now offering complimentary coaching sessions with our existing customers. We may have to provide additional free products, services or modules in order to retain our customers, which could adversely impact our operating results over time. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.
The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries that we serve and could harm our business and operating results.
In response to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business and we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results.  In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,434 at June 30, 2021 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to changing restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, many of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, our founder and Executive Chair, Therese Tucker, has provided our strategic direction for over nineteen years and has built and maintained what we believe is an attractive workplace culture. On January 1, 2021, Marc Huffman, most recently, our President and Chief Operating Officer, succeeded Ms. Tucker as our Chief Executive Officer. Changes in our executive management team resulting from the hiring or departure of executives, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Further, this change also increases our dependency on other members of our executive management team who remain with us. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by intensified restrictions on travel and social distancing during the COVID-19 pandemic. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of December 31, 2020, our sales and marketing teams included 564 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our team with the tools and training to our teams enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with those verticals during the pandemic which could harm our customer base.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in October 2020, we completed the Rimilia Acquisition, and in 2018, we entered into our Japanese Joint Venture (defined below). We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or economic slowdown in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, the aftermath of Brexit continues to cause significant political and economic uncertainty in both the UK and the EU. As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting our customers' use of our products and our operating results.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $64.4 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $260.0 million at June 30, 2021. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
Additionally, Brexit has and may continue to adversely impact global markets and foreign currencies. In particular, the value of the British Pound has been volatile as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue now that the United Kingdom has completed its exit from the EU, but it is uncertain over what time period this will occur. A significantly weaker British Pound compared to the U.S. Dollar could have a negative effect on our financial condition and results of operations.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2021, we had goodwill and intangible assets with a net book value of $330.6 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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

We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte, EY, and KPMG, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. As a result of COVID-19, we also expect delays coming from our SAP and SolEx partnerships, which could harm our business.
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
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Hong Kong, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, in which we acquired a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 28% and 25% of our revenues from sales outside the United States in the six months ended June 30, 2021 and 2020, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
•the impact of natural disasters, climate change, and public health pandemics, such as COVID-19, on employees, customers, partners, third-party contractors, travel and the global economy; and
•reduced or varied protection for intellectual property rights in some countries.
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
Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. The “Schrems II” decision issued by the Court of Justice of the European Union ("ECJ") on July 16, 2020 invalidated use of the EU-U.S. Privacy Shield as a valid mechanism for transfer of personal data of EU data subjects from the EU to the United States. We are now relying on the EU Standard Contractual Clauses with our clients in accordance with the guidance of the ECJ in the Schrems II ruling. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EU and Switzerland may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of enforcement actions taken by EU and national data protection authorities regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.
We also expect laws, regulations and industry standards to be proposed, enacted, and otherwise established concerning privacy, security, and data protection in the United States, the EU, and other jurisdictions. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018 imposes stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher. Further, the European Commission and the United Kingdom government announced an EU-UK Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom. On June 28, 2021, the EU Commission adopted an "adequacy decision," which allows for free flow of personal data between the EU and the UK. This adequacy decision includes a "sunset clause," which strictly limits its duration to four years. During this four-year period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. Any restrictions on the free flow of personal data between the EU and the UK could adversely impact our customers' use of our products and our operating results.
Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA takes effect on January 1, 2023, and becomes enforceable on July 1, 2023. It significantly modifies the CCPA, creating new customer rights and imposing additional obligations on businesses that collect data from California consumers. potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
In addition, various countries could enact laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement or access our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from accessing our solutions or, in some cases, preventing the export or import of our solutions to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to current or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.
Changes in laws and regulations related to the internet and cloud computing or changes to internet infrastructure may diminish the demand for our solutions, and could have a negative impact on our business.
The success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Regulators in some industries have also adopted and may in the future adopt regulations or interpretive positions regarding the use of SaaS and cloud computing solutions. For example, some financial services regulators have imposed guidelines for the use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to utilizing such software. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based solutions and services such as ours. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could decline.
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
U.S. tax laws that, among other things, include limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. In addition, current and future changes to non-U.S. tax laws, including the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure.
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
Risks Related to Our Outstanding Convertible Notes
We may not have sufficient cash to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
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
Our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our existing and future indebtedness could have important consequences to our stockholder and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the Notes;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.
The conditional conversion feature of each series of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of each series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At June 30, 2021, the conditional conversion feature of the 2024 Notes was triggered, and, consequently, holders of the 2024 Notes will be entitled under the indenture governing the 2024 Notes to convert their Notes at any time during the calendar quarter ending September 30, 2021 at their option. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Natural disasters, climate change, and other events beyond our control could harm our business.
Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, such as the recent spread of COVID-19, terrorism, political unrest, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced major earthquakes, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention in the past. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or catastrophic event.

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
Date: August 5, 2021

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: August 5, 2021