Form 10-Q
period 2021-09-30
BLACKLINE, INC.
filed 2021-11-05
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 29, 2021 was 58,655,290.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$378,977	$367,413
Marketable securities (amortized cost of $799,073 and $175,211 at September 30, 2021 and December 31, 2020, respectively)	798,952	175,206
Accounts receivable, net of allowances for credit losses of $2,978 and $3,737 at September 30, 2021 and December 31, 2020, respectively	105,042	111,270
Prepaid expenses and other current assets	18,462	20,226
Total current assets	1,301,433	674,115
Capitalized software development costs, net	22,077	15,690
Property and equipment, net	13,167	13,239
Intangible assets, net	38,244	46,674
Goodwill	289,710	289,710
Operating lease right-of-use assets	6,798	8,708
Other assets	78,963	65,369
Total assets	$1,750,392	$1,113,505
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,175	$3,150
Accrued expenses and other current liabilities	38,869	35,958
Deferred revenue	209,608	191,137
Short-term portion of operating lease liabilities	3,589	4,147
Short-term portion of contingent consideration	2,008	7,938
Total current liabilities	256,249	242,330
Operating lease liabilities, noncurrent	5,463	7,356
Convertible senior notes, net	1,097,973	407,032
Contingent consideration	18,056	15,552
Deferred tax liabilities, net	9,511	6,566
Deferred revenue, noncurrent	276	75
Other long-term liabilities	75	—
Total liabilities	1,387,603	678,911
Commitments and contingencies (Note 7)
Redeemable non-controlling interest (Note 3)	22,049	12,524
Stockholders' equity:
Common stock	586	577
Additional paid-in capital	609,433	622,768
Accumulated other comprehensive income	157	376
Accumulated deficit	(269,436)	(201,651)
Total stockholders' equity	340,740	422,070
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,750,392	$1,113,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Subscription and support	$102,924	$83,875	$289,749	$238,777
Professional services	6,478	6,282	20,631	17,250
Total revenues	109,402	90,157	310,380	256,027
Cost of revenues
Subscription and support	17,948	11,700	50,540	34,708
Professional services	6,489	5,282	19,359	15,082
Total cost of revenues	24,437	16,982	69,899	49,790
Gross profit	84,965	73,175	240,481	206,237
Operating expenses
Sales and marketing	48,799	42,588	146,410	129,199
Research and development	18,843	14,829	56,611	38,423
General and administrative	11,372	17,794	59,886	51,314
Total operating expenses	79,014	75,211	262,907	218,936
Income (loss) from operations	5,951	(2,036)	(22,426)	(12,699)
Other income (expense)
Interest income	231	648	412	4,142
Interest expense	(16,110)	(5,914)	(46,582)	(17,340)
Other expense, net	(15,879)	(5,266)	(46,170)	(13,198)
Loss before income taxes	(9,928)	(7,302)	(68,596)	(25,897)
Provision for (benefit from) income taxes	(210)	555	(78)	871
Net loss	(9,718)	(7,857)	(68,518)	(26,768)
Net loss attributable to non-controlling interest	(252)	(425)	(733)	(1,081)
Adjustment attributable to non-controlling interest	4,275	1,319	10,366	4,239
Net loss attributable to BlackLine, Inc.	$(13,741)	$(8,751)	$(78,151)	$(29,926)
Basic net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.15)	$(1.34)	$(0.53)
Shares used to calculate basic net loss per share	58,508	57,063	58,196	56,619
Diluted net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.15)	$(1.34)	$(0.53)
Shares used to calculate diluted net loss per share	58,508	57,063	58,196	56,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,718)	$(7,857)	$(68,518)	$(26,768)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2021 and 2020	(81)	(419)	(111)	126
Foreign currency translation	5	88	(199)	130
Other comprehensive income (loss)	(76)	(331)	(310)	256
Comprehensive loss	(9,794)	(8,188)	(68,828)	(26,512)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(252)	(425)	(733)	(1,081)
Foreign currency translation attributable to redeemable non-controlling interest	11	44	(91)	65
Comprehensive loss attributable to redeemable non-controlling interest	(241)	(381)	(824)	(1,016)
Comprehensive loss attributable to BlackLine, Inc.	$(9,553)	$(7,807)	$(68,004)	$(25,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041
Stock option exercises	96	1	2,627	—	—	2,628
Vesting of restricted stock units	144	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(2,713)	—	—	(2,713)
Stock-based compensation	—	—	17,372	—	—	17,372
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	239	—	—	239
Other comprehensive loss	—	—	—	(87)	—	(87)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,275)	—	(9,466)	(13,741)
Balance at September 30, 2021	58,642	$586	$609,433	$157	$(269,436)	$340,740

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	291	3	7,671	—	—	7,674
Vesting of restricted stock units	605	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(12,649)	—	—	(12,649)
Stock-based compensation	—	—	50,123	—	—	50,123
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	268,324	—	—	268,324
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Other comprehensive loss	—	—	—	(219)	—	(219)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(10,366)	—	(67,785)	(78,151)
Balance at September 30, 2021	58,642	$586	$609,433	$157	$(269,436)	$340,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.) (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2020	56,855	$569	$590,119	$943	$(181,853)	$409,778
Stock option exercises	296	3	3,867	—	—	3,870
Vesting of restricted stock units	104	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,272)	—	—	(1,272)
Stock-based compensation	—	—	13,683	—	—	13,683
Other comprehensive income	—	—	—	(375)	—	(375)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,319)	—	(7,432)	(8,751)
Balance at September 30, 2020	57,255	$573	$605,078	$568	$(189,285)	$416,934

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	789	9	14,274	—	—	14,283
Vesting of restricted stock units	450	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	85	1	3,607	—	—	3,608
Acquisition of common stock for tax withholding obligations	—	—	(6,128)	—	—	(6,128)
Stock-based compensation	—	—	36,289	—	—	36,289
Other comprehensive income	—	—	—	191	—	191
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,239)	—	(25,687)	(29,926)
Balance at September 30, 2020	57,255	$573	$605,078	$568	$(189,285)	$416,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(78,151)	$(29,926)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	9,633	3,158
Net loss	(68,518)	(26,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,175	14,615
Change in fair value of contingent consideration	(3,426)	(148)
Amortization of debt discount and issuance costs	39,272	16,874
Stock-based compensation	48,789	35,398
Loss on extinguishment of convertible senior notes	7,012	—
Noncash lease expense	3,387	3,557
Accretion of purchase discounts on marketable securities, net	(158)	(333)
Net foreign currency (gains) losses	478	(275)
Deferred income taxes	40	179
Provision for (benefit from) credit losses	(55)	373
Changes in operating assets and liabilities:
Accounts receivable	5,436	11,557
Prepaid expenses and other current assets	1,646	(3,143)
Other assets	(13,609)	(5,684)
Accounts payable	(985)	(4,569)
Accrued expenses and other current liabilities	3,665	(1,032)
Deferred revenue	18,672	3,056
Operating lease liabilities	(3,854)	(3,734)
Net cash provided by operating activities	57,967	39,923
Cash flows from investing activities
Purchases of marketable securities	(1,107,908)	(116,400)
Proceeds from maturities of marketable securities	484,209	460,982
Proceeds from sales of marketable securities	—	25,959
Capitalized software development costs	(11,240)	(7,838)
Purchases of property and equipment	(5,197)	(2,515)
Cash paid for pending acquisition	—	(121,433)
Purchases of intangible assets	—	(2,333)
Net cash provided by (used in) investing activities	(640,136)	236,422
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,128,794	—
Partial repurchase of convertible senior notes	(432,230)	—
Purchase of capped calls related to convertible senior notes	(102,350)	—
Proceeds from exercises of stock options	7,679	14,287
Proceeds from employee stock purchase plan	5,197	3,608
Acquisition of common stock for tax withholding obligations	(12,649)	(6,128)
Financed purchases of property and equipment	(549)	(394)
Net cash provided by financing activities	593,892	11,373
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(201)	130
Net increase in cash, cash equivalents, and restricted cash	11,522	287,848
Cash, cash equivalents, and restricted cash, beginning of period	367,913	120,502
Cash, cash equivalents, and restricted cash, end of period	$379,435	$408,350
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$378,977	$408,070
Restricted cash included within prepaid expenses and other current assets at end of period	203	19
Restricted cash included within other assets at end of period	255	261
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$379,435	$408,350
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$1,409	$891
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$890	$461
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$211	$808
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Company Overview
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered primarily as Software as a Service (“SaaS”). The Company’s solutions enable its customers to address various aspects of their financial close process including account reconciliations, variance analysis of account balances, journal entries, and certain types of data matching procedures.
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
On October 2, 2020, the Company acquired Rimilia Holdings Ltd. (“Rimilia”), which is referred to as the “Rimilia Acquisition.”
The Company is headquartered in Woodland Hills, California and has offices in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements at and for the quarter and nine months ended September 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company has not adopted the provisions of the new standard and will assess its impact on the Company’s consolidated financial statements upon adoption.
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
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$18,032	$7,190	$12,524	$4,905
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(252)	(425)	(733)	(1,081)
Foreign currency translation	(6)	44	(108)	65
Adjustment to redeemable non-controlling interest	4,275	1,319	10,366	4,239
Balance at end of period	$22,049	$8,128	$22,049	$8,128
During the third quarter of 2020, the Company identified that, commencing in 2019, it had incorrectly calculated its quarterly adjustment to the carrying value of its redeemable non-controlling interest, which resulted in an overstatement/(understatement) of the adjustment attributable to non-controlling interest in its unaudited condensed consolidated statement of operations. The Company corrected the $1.5 million cumulative prior-period error in the quarter ended September 30, 2020 to correctly state the carrying value of the redeemable non-controlling interest in its unaudited condensed consolidated balance sheet.
Note 4 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheet consisted of the following:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$49,998	$—	$(1)	$49,997
Corporate bonds	71,495	17	(6)	71,506
Commercial paper	677,580	—	(131)	677,449
	$799,073	$17	$(138)	$798,952

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,991	$3	$—	$149,994
Corporate bonds	22,621	—	(8)	22,613
Commercial paper	2,599	—	—	2,599
	$175,211	$3	$(8)	$175,206
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the unaudited condensed consolidated statements of operations, were $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2021, respectively. Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the unaudited condensed consolidated statements of operations, were $(0.3) million and $0.3 million for the quarter and nine months ended September 30, 2020, respectively.
Net gains and losses are determined using the specific identification method. During the quarter and nine months ended September 30, 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2020, there were $0.1 million of realized losses related to the sale of one marketable security recognized in the Company’s unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $421.7 million and $12.6 million, and $0.1 million of unrealized losses at September 30, 2021 and an immaterial amount at December 31, 2020. At September 30, 2021, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of September 30, 2021 or December 31, 2020.
The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$779,497	$779,373
Maturing between 1 and 2 years	19,576	19,579
	$799,073	$798,952
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred customer contract acquisition costs	$71,023	$58,980
Restricted cash	255	273
Capitalized software implementation costs	3,745	2,372
Other assets	3,940	3,744
	$78,963	$65,369
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued salaries and employee benefits	$25,682	$21,707
Accrued income and other taxes payable	4,758	5,496
Other accrued expenses and current liabilities	8,429	8,755
	$38,869	$35,958

Note 5 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$235,418	$—	$—	$235,418
U.S. treasury securities	49,998	—	—	49,998
Commercial paper	—	5,500	—	5,500
Marketable securities
U.S. treasury securities	49,997	—	—	49,997
Corporate bonds	—	71,506	—	71,506
Commercial paper	—	677,449	—	677,449
Total assets	$335,413	$754,455	$—	$1,089,868
Liabilities
Contingent consideration	$—	$—	$20,064	$20,064
Total liabilities	$—	$—	$20,064	$20,064

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$98,336	$—	$—	$98,336
U.S. treasury securities	199,984	—	—	199,984
Marketable securities
U.S. treasury securities	149,994	—	—	149,994
Corporate bonds	—	22,613	—	22,613
Commercial paper	—	2,599	—	2,599
Total assets	$448,314	$25,212	$—	$473,526
Liabilities
Contingent consideration	$—	$—	$23,490	$23,490
Total liabilities	$—	$—	$23,490	$23,490
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning fair value	$30,410	$6,286	$23,490	$6,362
Change in fair value	(10,346)	(72)	(3,426)	(148)
Ending fair value	$20,064	$6,214	$20,064	$6,214
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
To determine the fair value of the contingent consideration related to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two-year period subsequent to the acquisition, as well as the appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Changes in the significant inputs used in the fair value measurement, specifically a change to Rimilia ARR, have significantly impacted the fair value of the contingent consideration liability in the quarter and nine months ended September 30, 2021.
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
In connection with the issuance of the 2026 Notes (as defined below) in March 2021, the Company used approximately $432.2 million of the net proceeds from the offering of the 2026 Notes to repurchase $250.0 million aggregate principal amount of the 2024 Notes. The Company determined the fair value of the liability portion being extinguished immediately prior to extinguishment. Based on market data available for publicly-traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 4.94%. The fair value of the liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The difference between the fair value of the liability and its carrying value, inclusive of any unamortized debt issuance costs, was recognized as an extinguishment loss in the amount of $7.0 million in interest expense in the unaudited condensed consolidated statement of operations in the quarter ended March 31, 2021. The remaining consideration was allocated to the reacquisition of the equity component and recognized as a reduction of additional paid-in capital in the unaudited condensed consolidated balance sheet in the amount of $219.3 million. The equity component of the 2024 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Liability:
Principal	$250,000	$500,000
Unamortized debt discount and issuance costs	(37,584)	(92,968)
Net carrying amount	$212,416	$407,032
Carrying amount of the equity component	$55,615	$111,230
The Company carries the 2024 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2024 Notes, based on a market approach at September 30, 2021 was approximately $418.7 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period.
During the quarter ended September 30, 2021, the Company recognized $3.0 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense. During the quarter ended September 30, 2020, the Company recognized $5.8 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.
During the nine months ended September 30, 2021, the Company recognized $11.3 million of interest expense related to the amortization of debt discount and issuance costs and $0.3 million of coupon interest expense. During the nine months ended September 30, 2020, the Company recognized $16.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.5 million of coupon interest expense.
At September 30, 2021, the remaining life of the 2024 Notes was approximately 34 months.
The 2024 Notes were convertible at September 30, 2021. As a result, holders have the option to convert their Notes at any time during the quarter ending December 31, 2021.
It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. At September 30, 2021 and through the date of this filing, the Company has not received any conversion requests for the 2024 Notes.
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
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $2.9 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
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
The 2026 Notes consisted of the following (in thousands):

September 30, 2021
Liability:
Principal	$1,150,000
Unamortized debt discount and issuance costs	(264,443)
Net carrying amount	$885,557
Carrying amount of the equity component[1]	$271,229
1 The carrying amount of the equity component of $271.2 million differs from the equity component of the 2026 convertible senior notes, net of issuance costs and tax of $268.3 million per the Condensed Consolidated Statements of Stockholders' Equity due to a deferred tax liability of $2.9 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
The effective interest rate of the liability component of the 2026 Notes, excluding the conversion option, is 6.04%.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its unaudited condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach at September 30, 2021, was approximately $1.1 billion, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period.

During the quarter and nine months ended September 30, 2021, the Company recognized $13.0 million and $28.0 million of interest expense related to the amortization of debt discount and issuance costs, respectively.
At September 30, 2021, the remaining life of the 2026 Notes was approximately 54 months.
The 2026 Notes were not convertible at September 30, 2021.
2024 Capped Calls
The Capped Calls related to the 2024 Notes (the "2024 Capped Calls") were not exercised as part of the repurchase and, as of September 30, 2021, were carried at 100% of their original value on the Company's unaudited condensed consolidated financial statements.
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
Note 7 – Commitments and Contingencies
Contingent consideration—In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration was $6.6 million and $6.4 million at September 30, 2021 and December 31, 2020, respectively.
As a condition of the Rimilia Acquisition, the Company agreed to pay potential additional cash consideration if Rimilia realized certain Rimilia ARR thresholds. The maximum contingent cash consideration payable was $30.0 million. During the quarter ended September 30, 2021, Rimilia did not meet specified ARR thresholds, which relieved the Company of its obligation to pay some of the additional consideration. Combined with a revaluation of contingent consideration related to remaining ARR thresholds, the Company recorded a reversal of expense and thereby reduced the consideration payable by $10.4 million during the quarter ended September 30, 2021. The fair value of the contingent consideration was $13.4 million and $17.1 million at September 30, 2021 and December 31, 2020, respectively.
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

Indemnification— In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2021 and December 31, 2020, the Company had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 8 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,213	$1,871	$6,190	$4,900
Sales and marketing	5,760	5,675	16,872	15,645
Research and development	2,788	1,954	8,264	4,918
General and administrative	6,169	3,826	17,463	9,935
	$16,930	$13,326	$48,789	$35,398
For the quarters ended September 30, 2021 and 2020, stock-based compensation capitalized as an asset was $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation capitalized as an asset was $1.4 million and $0.9 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2020	2,944
Granted	246
Exercised	(299)
Forfeited/canceled	(36)
Outstanding at September 30, 2021	2,855
Restricted stock units
The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2020	2,072
Granted	506
Vested	(710)
Forfeited/canceled	(164)
Nonvested at September 30, 2021	1,704
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
Note 9 – Unearned Revenue and Performance Obligations
Revenue totaling $173.8 million and $147.5 million was recognized during the nine months ended September 30, 2021 and 2020, respectively, that was previously included in the deferred revenue balance at December 31, 2020 and 2019, respectively.
Contracted not recognized revenue was $531.0 million at September 30, 2021, of which the Company expects to recognize approximately 59% over the next 12 months and the remainder thereafter.
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended September 30, 2021 and 2020, the Company recorded $0.2 million in income tax benefit and $0.6 million in income tax expense, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.1 million in income tax benefit and $0.9 million in income tax expense, respectively. The decrease in income tax expense for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. The decrease in income tax expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. For the quarters and nine months ended September 30, 2021 and 2020, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to BlackLine, Inc.	$(13,741)	$(8,751)	$(78,151)	$(29,926)
Denominator:
Weighted average shares	58,508	57,063	58,196	56,619
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	58,508	57,063	58,196	56,619
Basic net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.15)	$(1.34)	$(0.53)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.23)	$(0.15)	$(1.34)	$(0.53)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2021	2020
Stock options with service-only vesting conditions	2,855	3,216
Stock options with performance conditions	—	483
Restricted stock units	1,704	2,089
Total shares excluded from net loss per share	4,559	5,788

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
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$78,335	$68,058	$223,848	$192,784
International	31,067	22,099	86,532	63,243
	$109,402	$90,157	$310,380	$256,027
Note 13 – Subsequent Events
On November 2, 2021, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of November 20, 2021 and quarterly thereafter for 12 consecutive quarters.

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
At September 30, 2021, we had 315,144 individual users across 3,704 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
For the quarters ended September 30, 2021 and 2020, we had revenues totaling $109.4 million and $90.2 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $13.7 million and $8.8 million, respectively. For the nine months ended September 30, 2021 and 2020, we had revenues totaling $310.4 million and $256.0 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $78.2 million and $29.9 million, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, not only have we taken various actions in line with guidance provided by government agencies, but we have also assisted our customers with ongoing challenges. Specifically, we responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals. For a time, we offered free access to our entire training library and offered existing customers six months of complimentary access to the Task Management and Reporting modules to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
The broader implications of the COVID-19 pandemic on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the pandemic's duration and geographic spread, the distribution and efficacy of vaccines, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications, and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. The risk of a cybersecurity incident occurring has increased as more companies and individuals are working remotely and through less secure network connections. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We are and will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021
Dollar-based net revenue retention rate	107%	106%	106%	106%	108%
Number of customers	3,226	3,433	3,482	3,598	3,704
Number of users	282,579	291,873	297,060	304,224	315,144
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

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2021 and 2020, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
GAAP gross profit	$84,965	$73,175	$240,481	$206,237
GAAP gross margin	77.7%	81.2%	77.5%	80.6%
GAAP net loss attributable to BlackLine, Inc.	$(13,741)	$(8,751)	$(78,151)	$(29,926)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
Non-GAAP gross profit	$87,853	$75,222	$248,681	$211,664
Non-GAAP gross margin	80.3%	83.4%	80.1%	82.7%
Non-GAAP net income attributable to BlackLine, Inc.	$15,090	$15,027	$31,789	$32,961
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Non-GAAP Gross Profit:
Gross profit	$84,965	$73,175	$240,481	$206,237
Amortization of developed technology	675	176	2,010	527
Stock-based compensation expense	2,213	1,871	6,190	4,900
Total non-GAAP gross profit	$87,853	$75,222	$248,681	$211,664
Gross margin	77.7%	81.2%	77.5%	80.6%
Non-GAAP gross margin	80.3%	83.4%	80.1%	82.7%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(13,741)	$(8,751)	$(78,151)	$(29,926)
Provision for (benefit from) income taxes related to acquisitions	(636)	35	(409)	(53)
Amortization of intangible assets	2,630	1,622	8,430	4,787
Stock-based compensation	16,877	13,326	48,695	35,398
Amortization of debt discount and issuance costs	16,031	5,758	39,272	16,874
Change in fair value of contingent consideration	(10,346)	(72)	(3,426)	(148)
Adjustment to redeemable non-controlling interest	4,275	1,319	10,366	4,239
Acquisition-related costs	—	1,790	—	1,790
Loss on extinguishment of convertible senior notes	—	—	7,012	—
Total non-GAAP net income attributable to BlackLine, Inc.	$15,090	$15,027	$31,789	$32,961

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenues
Subscription and support	$102,924	$83,875	$289,749	$238,777
Professional services	6,478	6,282	20,631	17,250
Total revenues	109,402	90,157	310,380	256,027
Cost of revenues
Subscription and support	17,948	11,700	50,540	34,708
Professional services	6,489	5,282	19,359	15,082
Total cost of revenues	24,437	16,982	69,899	49,790
Gross profit	84,965	73,175	240,481	206,237
Operating expenses
Sales and marketing	48,799	42,588	146,410	129,199
Research and development	18,843	14,829	56,611	38,423
General and administrative	11,372	17,794	59,886	51,314
Total operating expenses	79,014	75,211	262,907	218,936
Income (loss) from operations	5,951	(2,036)	(22,426)	(12,699)
Other income (expense)
Interest income	231	648	412	4,142
Interest expense	(16,110)	(5,914)	(46,582)	(17,340)
Other expense, net	(15,879)	(5,266)	(46,170)	(13,198)
Loss before income taxes	(9,928)	(7,302)	(68,596)	(25,897)
Provision for (benefit from) income taxes	(210)	555	(78)	871
Net loss	(9,718)	(7,857)	(68,518)	(26,768)
Net loss attributable to non-controlling interest	(252)	(425)	(733)	(1,081)
Adjustment attributable to non-controlling interest	4,275	1,319	10,366	4,239
Net loss attributable to BlackLine, Inc.	$(13,741)	$(8,751)	$(78,151)	$(29,926)
Comparison of Quarters and Nine Months Ended September 30, 2021 and 2020
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$102,924	$83,875	$19,049	23%	$289,749	$238,777	$50,972	21%
Professional services	6,478	6,282	196	3%	20,631	17,250	3,381	20%
Total revenues	$109,402	$90,157	$19,245	21%	$310,380	$256,027	$54,353	21%

	September 30,
	2021	2020
Dollar-based net revenue retention rate	108%	107%
Number of customers	3,704	3,226
Number of users	315,144	282,579
The increase in revenues for the quarter and nine months ended September 30, 2021, compared to the quarter and nine months ended September 30, 2020, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales. The total number of customers and users at September 30, 2021 increased by 15% and 12%, respectively, as compared to September 30, 2020.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription and support	$17,948	$11,700	$6,248	53%	$50,540	$34,708	$15,832	46%
Professional services	6,489	5,282	1,207	23%	19,359	15,082	4,277	28%
Total cost of revenues	$24,437	16,982	7,455	44%	$69,899	$49,790	$20,109	40%
Gross margin	77.7%	81.2%			77.5%	80.6%
The increase in total cost of revenues for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, was primarily due to the following:
•$3.2 million increase in computer software expenses due primarily to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the Rimilia acquisition;
•$2.7 million increase in salaries, benefits, and stock-based compensation driven primarily by 36% higher average cost of revenues-related headcount from the quarter ended September 30, 2020 to the quarter ended September 30, 2021;
•$0.7 million increase in depreciation and amortization mainly due to the addition of developed technology from the Rimilia acquisition; and
•$0.5 million increase in professional services expense mainly due to an increase in consulting services.
The increase in cost of revenues for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the following:
• $8.3 million increase in computer software expenses due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the Rimilia acquisition;
•$8.0 million increase in salaries, benefits, and stock-based compensation driven primarily by 33% higher average cost of revenues-related headcount from the nine months ended September 30, 2020 to the nine months ended September 30, 2021;
•$1.9 million increase in depreciation and amortization mainly due to the addition of developed technology from the Rimilia acquisition;
•$1.6 million increase in amortization of developed technology due to net additions of software placed into service and;
•$1.2 million increase in professional services expense due to an increase in consulting services, partially offset by
•$0.5 million decrease in data center expenses.
Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$48,799	$42,588	$6,211	15%	$146,410	$129,199	$17,211	13%
Percentage of total revenues	44.6%	47.2%			47.2%	50.5%

The increase in sales and marketing expenses for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, was primarily due to the following:
•$4.8 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions. Sales and marketing average headcount increased 12% from the quarter ended September 30, 2020 to the quarter ended September 30, 2021; and
•$0.5 million increase in depreciation and amortization driven primarily by intangible asset amortization of customer relationships from the Rimilia Acquisition.
The increase in sales and marketing expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the following:
•$15.4 million increase in salaries, sales commissions, and stock-based compensation driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions. Sales and marketing average headcount increased 11% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021;
•$2.0 million increase in depreciation and amortization driven primarily by intangible asset amortization of customer relationships from the Rimilia Acquisition;
•$1.8 million increase in advertising and trade shows driven by further virtual events, online marketing and direct mail; and
•$0.7 million increase in computer software, partially offset by
•$1.4 million decrease in travel and entertainment from COVID-19 travel restrictions.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development, gross	$22,765	$17,603	$5,162	29%	$67,930	$46,159	$21,771	47%
Capitalized internally developed software costs	(3,922)	(2,774)	(1,148)	41%	(11,319)	(7,736)	(3,583)	46%
Research and development, net	$18,843	$14,829	$4,014	27%	$56,611	$38,423	$18,188	47%
Percentage of total revenues	17.2%	16.4%			18.2%	15.0%
The increase in research and development expenses for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, was primarily due to the following:
•$5.0 million increase in salaries, benefits, and stock-based compensation driven primarily by 31% higher average headcount from the quarter ended September 30, 2020 to the quarter ended September 30, 2021; partially offset by
•$1.1 million increase in capitalized software costs due to significant new and enhanced functionality of our solutions, as well as increased capitalized labor costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
The increase in research and development expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the following:
•$19.0 million increase in salaries, benefits, and stock-based compensation driven primarily by 42% higher average headcount from the nine months ended September 30, 2020 to the nine months ended September 30, 2021;

•$1.9 million increase in computer software due primarily to greater spend on cloud hosting services related to the adoption of the Google Cloud Platform, as well as purchases of additional software licenses driven by higher average research and development headcount; and
•$0.7 million increase in professional services expense, partially offset by
•$3.6 million increase in capitalized software costs due to significant new and enhanced functionality of our solutions, as well as increased capitalized labor costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$11,372	$17,794	$(6,422)	(36)%	$59,886	$51,314	$8,572	17%
Percentage of total revenues	10.4%	19.7%			19.3%	20.0%
The decrease in general and administrative expenses for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, was primarily due to the following:
•$10.3 million decrease being the combined reversal of expense of specified contingent consideration, as well as a reduction in the valuation of remaining contingent consideration related to the Rimilia Acquisition;
•transaction-related costs of $1.8 million in the third quarter of the prior fiscal year which did not recur in the current quarter, partially offset by
•$4.2 million increase in salaries, benefits, and stock-based compensation driven primarily by 23% higher average headcount from the quarter ended September 30, 2020 to the quarter ended September 30, 2021; and
•$1.6 million increase in foreign currency losses due to the strengthening of the US dollar against multiple currencies.
The increase in general and administrative expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the following:
•$13.6 million increase in salaries, benefits, and stock-based compensation driven primarily by 25% higher average headcount from the nine months ended September 30, 2020 to the nine months ended September 30, 2021; and
•$0.9 million increase in foreign currency losses due to the strengthening of the US dollar against multiple currencies, partially offset by
•$3.3 million net decrease in the fair value of the contingent consideration primarily related to the Rimilia Acquisition;
•transaction-related costs of $1.8 million in the third quarter of the prior fiscal year which did not recur in the current quarter; and
•$1.7 million decrease in professional services due to a decrease in accounting and consulting fees.
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$231	$648	$(417)	(64)%	$412	$4,142	$(3,730)	(90)%

The decrease in interest income during the quarter and nine months ended September 30, 2021, compared to the quarter and nine months ended September 30, 2020, was primarily due to a decrease in average interest rates in the quarter and nine months ended September 30, 2021, compared to the quarter and nine months ended September 30, 2020. The decrease was partially offset by an increase in average cash, cash equivalents, and marketable securities balances.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$16,110	$5,914	$10,196	172%	$46,582	$17,340	$29,242	169%
The increase in interest expense during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020 was due to $13.0 million in amortization of the debt discount on the 2026 notes, partially offset by a $2.8 million decrease in amortization of the debt discount on the 2024 Notes due to the partial repurchase.
The increase in interest expense during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was due to $28.0 million in amortization of the debt discount on the 2026 Notes, partially offset by a $5.8 million decrease in amortization of the debt discount on the 2024 Notes due to the partial repurchase and a $7.0 million loss on the partial extinguishment of the 2024 Notes.
Provision for (benefit from) income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(210)	$555	$(765)	(138)%	$(78)	$871	$(949)	(109)%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended September 30, 2021, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended September 30, 2021 and 2020, we recorded $0.2 million in income tax benefit and $0.6 million of income tax expense, respectively. For the nine months ended September 30, 2021 and 2020, we recorded $0.1 million in income tax benefit and $0.9 million of income tax expense, respectively. The decrease in income tax expense for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. The decrease in income tax expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulted primarily from changes in the mix of profitable foreign jurisdictions and discrete foreign windfall tax benefits recognized in the current period. The provision for income taxes for the quarter and nine months ended September 30, 2021 was primarily related to our international operations.
Liquidity and Capital Resources
At September 30, 2021, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities. We had $1.4 billion aggregate principal amount of Notes outstanding at September 30, 2021.
During the quarter ended September 30, 2021, the Stock Price Condition allowing holders of the 2024 Notes to convert was met. As a result, holders have the option to convert their 2024 Notes at any time during the calendar quarter ending December 31, 2021. We have the ability to settle the 2024 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. From October 1, 2021, through the date of this filing, we have not received any conversion requests for our 2024 Notes. It is our current intent to settle any such conversions through combination settlement, which involves repayment of the principal portion in cash and any excess conversion value over the principal amount in shares of our common stock.

In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 Capped Calls have an initial cap price of $106.76 per share, subject to certain adjustments. As of September 30, 2021, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have an initial cap price of $233.31 per share, subject to certain adjustments. As of September 30, 2021, all of the 2026 Capped Calls remained outstanding.
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$57,967	$39,923
Net cash provided by (used in) investing activities	$(640,136)	$236,422
Net cash provided by financing activities	$593,892	$11,373
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
For the nine months ended September 30, 2021, cash provided by operations was $58.0 million, resulting from net non-cash expenses of $115.5 million and net cash flows provided as a result of changes in operating assets and liabilities of $11.0 million, partially offset by our net loss of $68.5 million. The $11.0 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:
•$18.7 million increase in deferred revenue as a result of the growth of our customer and user bases;

•$5.4 million decrease in accounts receivable due to increased collections;
•$3.7 million increase in accrued expenses and other current liabilities; and
•$1.6 million decrease in prepaid expenses and other current assets.
These changes in our operating assets and liabilities were partially offset by the following:
•$13.6 million increase in other assets due to higher capitalized commissions related to increased sales;
•$3.9 million decrease in operating lease liabilities; and
•$1.0 million decrease in accounts payable.
For the nine months ended September 30, 2020, cash provided by operations was $39.9 million, resulting from net non-cash expenses of $70.2 million, partially offset by our net loss of $26.8 million and net cash flow used as a result of changes in operating assets and liabilities of $3.5 million. The $3.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•$5.7 million increase in other assets;
•$4.6 million decrease in accounts payable;
•$3.7 million decrease in operating lease liabilities;
•$3.1 million increase in prepaid expenses and other current assets; and
•$1.0 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2019 employee bonuses during the nine months ended September 30, 2020.
These changes in our operating assets and liabilities were partially offset by the following:
•$11.6 million decrease in accounts receivable due to increased collections; and
•$3.1 million increase in deferred revenue as a result of the growth of our customer and user bases.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the nine months ended September 30, 2021, cash used in investing activities was $640.1 million as a result of the following:
•$623.7 million of purchases of marketable securities, net of proceeds from maturities;
•$11.2 million in capitalized software development costs, and
•$5.2 million in purchases of property and equipment.
For the nine months ended September 30, 2020, cash provided by investing activities was $236.4 million as a result of the following:
•$370.5 million of proceeds from maturities and sales of marketable securities, net of purchases, partially offset by
•$121.4 million in cash paid for a pending acquisition;
•$7.8 million in capitalized software development costs;
•$2.5 million in purchases of property and equipment, and
•$2.3 million in purchases of intangible assets related to the purchase of a defensive patent.
Net Cash Provided By Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $593.9 million primarily as a result of the following:

•$594.2 million proceeds from the issuance of the 2026 Notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls;
•$7.7 million of proceeds from exercises of stock options; and
•$5.2 million of proceeds from the employee stock purchase plan, partially offset by
•$12.6 million of acquisitions of common stock for tax withholding obligations; and
•$0.5 million of financed purchases of property and equipment.
For the nine months ended September 30, 2020, cash provided by financing activities was $11.4 million as a result of the following:
•$14.3 million of proceeds from exercises of stock options; and
•$3.6 million of proceeds from the employee stock purchase plan, partially offset by
•$6.1 million of acquisitions of common stock for tax withholding obligations.
Contractual Obligations and Commitments
Contractual obligations at September 30, 2021 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal amount and interest payable on the Notes [1]	$1,400,938	$313	$250,625	$1,150,000	$—
Operating lease liabilities	9,052	3,589	4,385	322	756
Purchase obligations	60,015	10,688	27,487	21,840	—
Total	$1,470,005	$14,590	$282,497	$1,172,162	$756
1 For additional information regarding the Notes, refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We are required to pay up to a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition if we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition and up to a maximum of $15.0 million of contingent consideration related to the Rimilia Acquisition if certain Rimilia Annual Recurring Revenue ("ARR") thresholds are met during the second year subsequent to the acquisition date. We have not included these obligations in the table above because there is a high degree of uncertainty regarding the amount and timing of future cash flows to extinguish this liability.
At September 30, 2021, liabilities for unrecognized tax benefits of $3.2 million were not included in the table above because, due to their nature, there was a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Commitments under letters of credit at September 30, 2021 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$294	$—	$—	$36	$258
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

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At September 30, 2021, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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
We had cash and cash equivalents and marketable securities of $1.2 billion at September 30, 2021. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Hong Kong Dollar, Indonesian Rupiah, Japanese Yen, Malaysian Ringgit, Norwegian Krone, Philippine Peso, Polish Zloty, Romanian Leu, Singapore Dollar, South African Rand, Swedish Krona, and Swiss Franc due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flow. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at September 30, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages may affect us, our customers, or our vendors. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. While COVID-19 related restrictions eased in many locations for a period of time pursuant to Centers for Disease Control ("CDC") guidelines and other governmental and local regulations, some of these restrictions have been reinstated due to the increase in COVID-19 cases caused by the Delta variant, and such restrictions could change and evolve further as a result of any subsequent COVID-19 variants. These evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
In response to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business. We continue to monitor the situation and adjust our policies to reflect current CDC and other governmental and local protocols and guidance related to COVID-19, including changes to such protocols and guidance due to the Delta variant. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results. In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,474 at September 30, 2021 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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

Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, or is believed to occur, such an event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, services providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs for remediation or otherwise responding to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
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
We incur significant expenses to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to countermeasure emerging risks and threats. If a high profile security breach occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach, or series of breaches, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches introduced through the tools and services we use. For example, in the fourth quarter of 2020, we became aware of reports that an update to widely-used IT infrastructure management software provided by one of our vendors, SolarWinds Corporation, had been compromised by attackers. We have evaluated our internal systems and networks for vulnerable versions of the affected software, and we have detected no indicators of compromise. While we believe we were not negatively affected by this incident, we have invested time and resources to evaluate and protect our environment from potential supply chain risks, and we continue to monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent third-party related incidents. However, there can be no assurances that our defensive measures will prevent cyber-attacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance coverage covering privacy, security, and data protection damages and claim expenses may not be sufficient to compensate for all liabilities.
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
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by intensified restrictions on travel and social distancing, as well as labor shortages during the COVID-19 pandemic. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. COVID-19 has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential. During the past twelve months, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to cut their overall information technology spending, and such cuts may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of September 30, 2021, our sales and marketing teams included 625 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with those industries during the pandemic which could harm our customer base.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $78.2 million and $29.9 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $269.4 million at September 30, 2021. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2021, we had goodwill and intangible assets with a net book value of $328.0 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.

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
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, in which we acquired a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 28% and 25% of our revenues from sales outside the United States in the nine months ended September 30, 2021 and 2020, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Privacy, security, and data protection are significant concerns in the United States, Europe and other jurisdictions where we offer our platform. The regulatory framework governing the collection, processing, storage and use of business information, particularly information that affects financial statements, and personal data, is highly fragmented and rapidly evolving, and any failure or perceived failure to comply with applicable privacy, security, or data protection laws or regulations may adversely affect our business.
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
Further, many foreign countries and governmental bodies, including the European Union (the “EU”), where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. For example, the EU General Data Protection Regulation (the "GDPR") imposes stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.

With regard to transfers of personal data from EU data subjects, following the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, we are now relying on the EU Standard Contractual Clauses (the "SCCs") as a mechanism for transfer of personal data of EU data subjects from the EU to the United States. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision and in connection with regulatory guidance and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the European Economic Area (the "EEA") to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. Further, the European Commission and the United Kingdom government announced an EU-UK Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom. On June 28, 2021, the EU Commission adopted an "adequacy decision," which allows for free flow of personal data between the EU and the UK. This adequacy decision includes a "sunset clause," which strictly limits its duration to four years. During this four-year period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. Any restriction on the free flow of personal data between the EU and the UK could adversely impact our customers' use of our products and our operating results. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf and to modify our related policies or procedures. Our means for transferring personal data from the EEA may not be adopted by all of our customers and may be subject to legal challenge by data subjects and protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of fines and other enforcement actions taken by EU and national data protection authorities regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impact to our business related to cross-border transfer limitations and evolving privacy, security, and data protection requirements. On August 20, 2021, the Personal Information Protection Law of the People's Republic of China ("PIPL") was adopted and went into effect on November 1, 2021. PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. PIPL allows for fines of up to 50 million renminbi or 5% of revenue in the prior year. If additional laws are passed, such laws may have potentially conflicting requirements that would make compliance challenging. PIPL and any such other laws relating to privacy, data protection and cybersecurity in China may require us to modify our operations, and may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal data, may require additional investment of resources in our compliance programs, may impact strategies, and could result in increased compliance costs and/or changes in our ongoing or planned business practices and policies.
Additionally, several states in the U.S. have begun enacting new data privacy laws. For example, California enacted the California Consumer Privacy Act (“CCPA”), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters on November 3, 2020. The CPRA takes effect on January 1, 2023, and becomes enforceable on July 1, 2023. It significantly modifies and expands upon the CCPA, creating new customer rights and imposing additional obligations on businesses that collect data from California consumers. The enactment of the CCPA has prompted similar legislative developments in other states such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Other state legislatures are considering similar laws. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
In the event the conditional conversion feature of each series of Notes is triggered, holders of the Notes of the applicable series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At September 30, 2021, the conditional conversion feature of the 2024 Notes was triggered, and, consequently, holders of the 2024 Notes will be entitled under the indenture governing the 2024 Notes to convert their Notes at any time during the calendar quarter ending December 31, 2021 at their option. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, such as COVID-19, terrorism, political unrest, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced major earthquakes, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention in the past. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event.

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
Date: November 5, 2021

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2021