Form 10-K
period 2021-12-31
BLACKLINE, INC.
filed 2022-02-25
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the NASDAQ Global Select Market on such date was $5.973 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 18, 2022, 59,237,306 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2022, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

BLACKLINE, INC.
2021 ANNUAL REPORT ON FORM 10-K

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
Item 1.    Business
Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for organizations of all types and sizes. Our secure, scalable solutions support critical financial close, accounts receivable and intercompany accounting processes. By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their results and operations.
Critical accounting and finance processes underlie the integrity of an organization’s financial reports. The lack of effective accounting and finance tools can result in inefficient and cumbersome processes and, in some cases, accounting errors, restatements and write-offs, as well as material weaknesses and significant deficiencies. Traditional enterprise resource planning ("ERP") systems do not generally provide effective solutions for processes handled outside of an organization’s general ledger, such as balance sheet substantiation, cash application, and intercompany transaction accounting. Many organizations also use multiple ERPs and other financial systems without a platform to efficiently integrate them. As a result, to manage these tasks, organizations rely on spreadsheets and other error-prone and labor-intensive processes. These traditional manual accounting processes require significant time, increase the risk of error, and are unsuited for the increasing regulatory complexity and transaction volumes encountered by many modern businesses. We believe that we are creating a new category of powerful cloud-based software that is capable of automating and streamlining accounting and finance operations, in a manner that complements and supports traditional ERP systems. We believe our customers benefit from cost savings through improvements in process efficiency, accuracy, and staff productivity, in addition to maximizing working capital and driving a faster financial close.
Our mission is to transform how accounting and finance departments operate. Our approach modernizes accounting and finance operations by unifying accounting systems, data and processes; automating manual, repetitive activities; and enabling more real-time delivery of critical accounting information, a process we refer to as “continuous accounting.” Our solutions help customers integrate, orchestrate, and automate accounting processes while achieving greater accuracy, control, and transparency. We believe the need for our software has been driven by growing business and information technology complexities, transaction volumes and expanding regulatory requirements. Our software integrates with, and obtains data from, more than 30 different ERP systems, including NetSuite, Oracle, SAP, and Workday, as well as many other financial systems and applications such as bank accounts, sub-ledgers and in-house databases.
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
On October 2, 2020, we acquired Rimilia Holdings Ltd. (“Rimilia”), which we refer to as the “Rimilia Acquisition". The primary purpose of the Rimilia Acquisition was to extend the Company’s capabilities into an adjacent area, adding accounts receivable automation to financial close automation.
On January 26, 2022, we acquired FourQ Systems, Inc. (“FourQ”), which we refer to as the “FourQ Acquisition.” The primary purpose of the FourQ Acquisition was to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes.
Our cloud-based products include Account Reconciliations, Transaction Matching, Task Management, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions, Team & Task Management, AR Intelligence, Intercompany Workflow, Intercompany Processing, and Netting and Settlement. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
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
Enhance Our Leadership Position with Enterprise Market and Mid-Market Companies. We believe we have a leading position in the enhanced financial controls and automation market with both enterprise and mid-market companies. We intend to leverage our brand, history of innovation, and customer focus to maintain and grow our leadership position with enterprise market businesses. In addition, we believe that mid-market businesses are particularly underserved and that our platform can help these businesses modernize their accounting and finance processes efficiently and effectively.
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
Expand Our International Operations and Customer Footprint. We believe that we have a significant opportunity to expand the use of our cloud-based products outside the United States. We have an established presence in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the

United Kingdom, and we intend to invest in further expanding our footprint in these and other regions through organic growth activities and strategic acquisitions.
Extend Our Customer Relationships and Distribution Channels. We have established strong relationships with technology vendors such as SAP and NetSuite, professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact, and IBM. We intend to continue to strengthen and expand our existing relationships, seek new relationships, and further expand our distribution channels to help us expand into new markets and increase our presence in existing markets.
BlackLine Solutions
We provide a powerful cloud-based solution designed to unify, automate, and streamline accounting and finance operations. The key elements of our solutions include:
Comprehensive Platform
We offer integrated suites of applications that deliver a broad range of capabilities to support critical accounting operations such as the financial close, accounts receivable, and intercompany accounting processes.
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
Ease of Use
Our solutions are designed by accountants, for accountants, to be intuitive and easy to use. We strive to enable any user to rapidly implement our software to manage their accounting and finance activities, from the simplest to the most sophisticated tasks. Our user-friendly interface provides clear visualization of accounting and finance data, enables user collaboration, and streamlines business processes.
Innovation
Our ability to develop innovative products has been a key driver of our success and organic growth. Through a history and culture of thought leadership, we have created a new category of powerful software that automates and streamlines antiquated, manual accounting processes to better meet our clients’ diverse and rapidly changing needs, and we continue to focus on providing advanced solutions to time and labor-intensive accounting practices.
Security
Our solutions and services incorporate industry best practices and meet internationally recognized standards with respect to information security and privacy management. We have implemented and maintain our certified Information Security Management System and Privacy Information Management System in accordance with the ISO/IEC 27001, 27018, and 27701 standard requirements. We meet a breadth of requirements for our security control environment, including information security policies, organization of information security, human resource security, access control, cryptography, physical and environmental security, operations security, communications security, information security incident management, and information security aspects of business continuity management. In our continued commitment to customer trust, transparency, and security in service, we provide customers independently validated testing and evaluation of our control environment through issued reports and certifications.
Key Benefits
Our platform is designed to provide the following benefits to our customers:
Flexibility and scalability
Our cloud solutions are designed for modern business environments and have broad applicability across enterprise and mid-market organizations in almost any industry. Our solutions support complex corporate structures, provide integration across core financial systems, manage multiple currencies and languages, and scale to support high transaction volumes.
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
Customers
Our customers include multinational corporations, large domestic enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2021, we had over 328,000 individual users across more than 3,800 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.

Products and Services
Our cloud-based solutions for modern accounting are designed to be the primary system of interaction for accountants every day. Our solutions unify systems and data and work to drive accuracy, collaboration, and accountability through visibility. By unifying and automating activity, we enable accounting departments to execute their work continuously, empowering real-time reporting and business partnership. These products are offered to our customers as scalable solutions for critical accounting processes, including financial close management, accounts receivable, and intercompany accounting.
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
Accounts Receivable Automation
Cash is vital to every business, and accounts receivable automation is central to improving cash flow. Managing accounts receivable well means maximizing working capital by collecting cash and minimizing credit losses. This critical process is often highly manual. Our unified suite of Accounts Receivable Automation solutions helps customers collect cash, provide credit, and better understand cash flow.

•Cash Application transforms the order-to-cash cycle by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. Cash Application drives an automated and effective end-to-end process from an invoice to cash in the bank and fully applied in the subledger. It uses intelligent automation to help customers accurately apply payments to customers’ invoices in an ERP. Embedded machine learning then reduces the manual effort involved in the process and releases working capital for our customers.

•Credit & Risk Management brings customer and payment behavior data together to enable optimal risk strategies and real-time risk profiling. Managing the balance between sales and risk of non-payment is critical to profitability. Credit & Risk Management brings together data from numerous sources, such as credit reference agencies, credit insurers, and payment performance to understand historical indebtedness and behavior trends of the companies with whom our customers work. This solution works in tandem with our Collections Management solution to help organizations better understand their customer base and make informed decisions around collection strategies, recovery sequences, and the prioritization of team tasks.

•Collections Management helps customers design collection strategies to fit each of their customer’s sales ledger profile. Releasing cash from customers is the fastest way to increase working capital. Collections Management streamlines the collections process and unlocks more cash from companies with automated escalating recovery sequences that enable collections teams to better prioritize their work by understanding which customers require attention. Customers gain real-time clarity into what actions and collection strategies are working at each stage of the collection process and can use this information to collect payments more efficiently leading to reduced days sales outstanding and improved customer relationships.

•Disputes & Deductions helps our customers track payment disputes to drive prompt response and resolution. Unresolved disputes lead to uncollected revenue and can threaten profitability. Disputes & Deductions logs, monitors, and analyzes invoice disputes and provides our customers automated workflows to accelerate dispute resolution and protect their customer relationships.

•Team & Task Management automates accounts receivable teams’ tasks while ensuring timely execution by using data to drive priority of actions. The historically manual work behind accounts receivable processes can lead to siloed work and a lack of end-to-end visibility. Team & Task Management provides full visibility into the accounts receivable process, monitors critical actions against the volume of work, and allocates resources based on team capacity to prioritize risk management and cash collection.

•AR Intelligence automatically processes, analyzes, and surfaces critical information such as sales and payment performance data, customer payment trends, and days sales outstanding. This solution unifies the data across BlackLine’s Accounts Receivable Automation suite to provide data typically difficult to obtain in real time. Customers using this solution gain insights into customer behavior, as well as the ability to measure the impact of extended payment terms to cash collections and cash flow, and understand the predictability of customer payments when building cash flow forecasts.
Intercompany Accounting
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty for the accounting function. It is a manual, time-consuming, and resource-intensive process. Our Intercompany Hub solution manages the entire intercompany transaction lifecycle within our platform, and we believe it is the only widely available end-to-end intercompany solution. This solution includes the following features:
•Intercompany Workflow replaces informal, ad hoc intercompany requests and approvals with a simple, structured workflow approval process. The application stores permissions by entity and transaction type, ensuring that both the initiator and the approver of the intercompany transaction are authorized to conduct business.
•Intercompany Processing records an organization’s intercompany transactions once they reach an appropriate completion level and posts them to the appropriate systems from a single source. The product automatically incorporates local taxes, exchange rates, invoicing requirements, and customer-

specific transfer pricing so that the resulting journal entries will net, which reduces the possibility of intercompany differences and eliminates the need to perform a manual reconciliation.
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
•Customer Success. Our customer success managers, many of whom are former users, provide customers with best practices and help create a roadmap for expanded usage of our solutions. We believe that this service, which is made available to all customers, is central to our retention and upsell efforts.
•Training. We offer a variety of live and web-based training options, but most customers elect to consume their training through our e-learning environment, BlackLine U. Courses cover solutions functionality, as well as the underlying concepts that make reconciliation, the financial close and other accounting and finance activities necessary.
Sales and Marketing
We sell our solutions through our direct sales force. Our direct sales force leverages our relationships with technology vendors such as SAP and NetSuite, professional services firms such as Deloitte and Ernst & Young and business process outsourcers such as Cognizant, Genpact and IBM, to influence and drive customer growth. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues.
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
Human Capital
BlackLine's approximately 1,557 employees worldwide contribute their unique talents, experience and backgrounds to help our customers move to modern accounting. We are committed to driving a culture of inclusion and innovation through our programs designed to attract, develop, retain, and engage exceptional talent as part of our Think, Create, Serve ethos.

Through a focus on diversity, equity and inclusion, health and safety, comprehensive compensation and benefits, employee engagement, and training and development, we strive to cultivate a culture where employees can bring their authentic selves and do their best work in our award-winning workplace, named to Inc. Magazine’s
2021 “Best Workplaces” list and the recipient of a 2021 Tech Cares Award from TrustRadius.

Diversity, Equity and Inclusion

Our programs are designed to attract, develop, retain, and engage exceptional talent, and we continue to support this with a company-wide objective to strengthen our culture of diversity, equity, and inclusion. Programs that advance our strategy include reducing unconscious bias in the workplace, our increasing focus on recruitment in underrepresented communities, and supporting a diverse workforce. We continue to support our Employee Resource Groups, which is made up of employee-led groups designed to support and foster connections among underrepresented groups, including women, people of color, LGBTQ+, and military veterans.

Health and Safety

BlackLine is committed to supporting the well-being of its employees around the world and has continued to take a proactive and supportive approach to helping our employees remain healthy and productive through the COVID-19 pandemic, including supporting our employees’ ability to work from home and implementing COVID-19 safety protocols to protect employee health and safety. We have continued to offer employee well-being initiatives, including physical and mental health programs, a global employee assistance program, and work-from-home reimbursements.

Compensation and Benefits

BlackLine strives to maintain a pay for performance compensation program that is competitive and appropriately balanced to attract, motivate, reward, and retain our talent. We benchmark and set compensation based on our compensation philosophy, and market data, as well as each employee’s role, experience, location, and performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay practices are fair and equitable. In addition to competitive compensation, we offer our employees a wide range of benefits such as comprehensive healthcare and wellness, competitive retirement benefits, time off, and recognition opportunities.

Employee Engagement

BlackLine regularly seeks input from employees through various methods, including through broad employee engagement and pulse surveys, which assess our degree of success in promoting an environment where employees are engaged, satisfied, productive, and possess a strong understanding of our business goals. For example, in 2021, we conducted our annual engagement survey with 82% of global employees participating. BlackLine’s engagement score exceeded industry benchmarks and our top scores were related to the company's future, manager satisfaction, and diversity initiatives. We recognize the correlation between employee engagement and productivity and retention, and our leaders at all levels continue to implement changes recommended by our employees to reinforce and promote employee engagement.

Training and Development

We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, self-directed learning, and support for continuing education through professional development and reimbursement programs. BlackLine employees are also offered training related to BlackLine products, and technical, leadership, and communications training.
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
Our growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we continue to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in light of COVID-19, there is no guarantee these new marketing efforts will be successful, and our business may be harmed.
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
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have affected us, our customers, and our vendors. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. While COVID-19 related restrictions eased in many locations for a period of time pursuant to Centers for Disease Control ("CDC") guidelines and other governmental and local regulations, some of these restrictions were reinstated due to the increase in COVID-19 cases caused by COVID-19 variants, and such restrictions could change and evolve further as a result of updated guidance from the CDC, and any subsequent COVID-19 variants. These evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.

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
In response to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business. We continue to monitor the situation and adjust our policies to reflect current CDC and other governmental and local protocols and guidance related to COVID-19, including changes to such protocols and guidance due to COVID-19 variants. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results. In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,557 at December 31, 2021 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, or is believed to occur, such an event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
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
We incur significant expenses to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to counter emerging risks and threats. If a high profile security breach or incident occurs with respect to another Software as a Service (“SaaS”) provider or other technology companies, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches and incidents introduced through the tools and services we use. For example, in the fourth quarter of 2020, we became aware of reports that an update to widely-used IT infrastructure management software provided by one of our vendors, SolarWinds Corporation, had been compromised by attackers. We have evaluated our internal systems and networks for vulnerable versions of the affected software, and we have detected no indicators of compromise. While we believe we were not negatively affected by this incident, we have invested time and resources to evaluate and protect our environment from potential supply chain risks, and we continue to monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent third-party related incidents. However, there can be no assurances that our defensive measures will prevent cyber-attacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.

Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance coverage covering privacy, security, and data protection damages and claim expenses may not be sufficient to compensate for all liabilities.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, many of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by intensified restrictions on travel and social distancing, as well as labor shortages during the COVID-19 pandemic. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. COVID-19 has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential. During the past twelve months, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19, or a slow economic recovery, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of December 31, 2021, our sales and marketing teams included 662 employees. As we’ve grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with those industries during the pandemic which could harm our customer base.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, in January 2022, we completed the FourQ Acquisition, in October 2020, we completed the Rimilia Acquisition, and in 2018, we entered into our Japanese Joint Venture (defined below). We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
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
Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future economic slowdowns. See Risks Related to Our Dependence on Third Parties.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $115.2 million, $46.9 million, and $32.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. We had an accumulated deficit of $301.7 million at December 31, 2021. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2021, we had goodwill and intangible assets with a net book value of $325.9 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”) of $277.2 million and $147.6 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, in 2020, California passed legislation limiting the use of NOLs for taxable years 2020, 2021, and 2022. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, and our NOLs and other deferred tax assets have been revalued at the newly enacted rate and according to the new rules. The revaluation did not have a material impact on our consolidated balance sheet and consolidated statement of operations because we maintain a valuation allowance on our U.S. deferred tax assets.

Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and NetSuite to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. Since October 1, 2018, we are no longer obligated to pay SAP a fee based on a percentage of revenues from our customers that use an SAP ERP solution. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.
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
We rely on Google Cloud Platform (GCP), Microsoft Azure (Azure), Amazon Web Services (AWS) and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are developing plans to migrate some of our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Rimilia customers, and we rely on AWS to serve FourQ customers. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity requires lead time. As we continue to restructure our data management plans, and increase our cloud hosting capacity, we have and expect to in the future move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. Our public cloud providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other providers. If we are required to transfer to other providers, we would incur significant costs and experience possible service interruption in connection with doing so.
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
We currently maintain offices and/or have sales personnel in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, in which we acquired a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. We derived approximately 28%, 25%, and 23% of our revenues from sales outside the United States in the years ended December 31, 2021, 2020, and 2019, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personal information and other data related to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data. Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches or incidents experienced by us or by organizations with which we have formed strategic relationships. Even though we may have contractual protections with such organizations, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our expansion into new markets or cause us to lose existing customers.
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
With regard to transfers of personal data from EU data subjects, following the “Schrems II” decision issued by the Court of Justice of the European Union ("CJEU") on July 16, 2020, we rely on the EU Standard Contractual Clauses (the "SCCs") as a mechanism for transfer of personal data of EU data subjects from the EU to the United States. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU's decision and other developments, and were and are required to be put in place over time. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision and in connection with regulatory guidance and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the European Economic Area (the "EEA") to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. Further, on June 28, 2021, the EU Commission adopted an "adequacy decision," which allows for free flow of personal data between the EU and the United Kingdom. This adequacy decision includes a "sunset clause," which strictly limits its duration to four years. During this four-year period, the Commission could intervene at any time if the United Kingdom deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the United Kingdom over time, and if and when the Commission might make use of this right to intervene. Any restriction on the free flow of personal data between the EU and the United Kingdom could adversely impact our customers' use of our products and our operating results. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf and to modify our related policies or procedures. Our means for transferring personal data from the EEA may not be adopted by all of our customers and may be subject to legal challenge by data subjects and protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of fines and other enforcement actions taken by EU and national data protection authorities regarding cross-border data transfers, including from and to the United States. Any such fines or enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Cybersecurity Review Measures for impact to our business related to cross-border transfer limitations and evolving privacy, security, and data protection requirements. On August 20, 2021, the Personal Information Protection Law of the People's Republic of China ("PIPL") was adopted and went into effect on November 1, 2021. PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. PIPL allows for fines of up to 50 million renminbi or 5% of revenue in the prior year. Any additional laws that may be passed, and any guidance under such laws or existing laws may impose requirements that potentially conflict or would otherwise be challenging to comply with. PIPL and any such other laws relating to privacy, data protection and cybersecurity in China may require us to modify our operations, and may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal data, may require additional investment of resources in our compliance programs, may impact strategies, and could result in increased compliance costs and/or changes in our ongoing or planned business practices and policies.
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
In addition, the stock markets, and in particular the Nasdaq market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies and stock prices generally dropped significantly in the fourth quarter of 2021 and first quarter of 2022. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition and cash flows.
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
Holders of either series of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the applicable indenture governing such Notes. In addition, upon conversion of the Notes of the applicable series, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as described in the applicable indenture governing such Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Further, if either series of the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
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
Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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
Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.
The conditional conversion feature of each series of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At December 31, 2021, the conditional conversion feature of the 2024 Notes was triggered, and, consequently, holders of the 2024 Notes will be entitled under the indenture governing the 2024 Notes to convert their Notes at any time during the calendar quarter ending March 31, 2022 at their option. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

General Risk Factors
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees or engage outside consultants, which will increase our operating expenses.
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
Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, such as COVID-19, terrorism, political unrest, geopolitical instability, war, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We also lease offices in Pleasanton, California, as well as in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2021, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
Holders of Record
At February 18, 2022, there were 5 shareholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021 with (ii) the cumulative total return of the S&P 500 Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2021 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2016 of $27.63 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31 2021
BlackLine, Inc
S&P 500
NASDAQ Computer Index(IXCO)

*Returns are based on historical results and are not necessarily indicative of future performance.  See the disclosure in Part I, Item 1A. “Risk Factors.”
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6 [Reserved]
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
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2021 and fiscal 2020. For the comparison of fiscal 2020 and fiscal 2019, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2021.

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
At December 31, 2021, we had 328,389 individual users across 3,825 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
Our cloud-based products include Account Reconciliations, Transaction Matching, Task Management, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions, Team & Task Management, AR Intelligence, Intercompany Workflow, Intercompany Processing, and Netting and Settlement. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
We derived approximately 94% of our revenue from subscriptions to our cloud-based software platform and approximately 6% from professional services for the year ended December 31, 2021. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist of implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions. We also provide consulting services to help customers optimize the use of our products. We charge customers for our consulting services on a time-and-materials basis and we recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are performed.
We typically invoice customers annually in advance for subscriptions. We also invoice fixed fee implementation in advance and professional services on a time-and-materials basis for professional services. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our consolidated balance sheet.
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s ERP solutions. In the fourth quarter of 2018, SAP became part of the reseller channel that we use in the ordinary course of business such that SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. In the first quarter of 2022, we entered into an agreement with Google Cloud in which the two companies will collaborate on joint selling and go-to-market activities and bring enhanced automation solutions for finance and accounting to new and existing customers.
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
For the years ended December 31, 2021, 2020, and 2019, we had revenues totaling $425.7 million, $351.7 million, and $289.0 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $115.2 million, $46.9 million, and $32.5 million, respectively.
COVID-19 Update
In December 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. We responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily, immediately restricted non-essential travel and enabled work-from-home protocols. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person customer-facing events to virtual formats. We expect these restrictions to stay in effect during the first half of 2022. We also responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals in these challenging times. We have offered free access to our entire training library. We also offered the Task Management and Reporting modules complimentary for six months to existing customers to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
We have continued to see purchasing decisions being deferred due to COVID-19 and a reduction on new business pipeline and large deals. We further expect delays in deals arising out of our SAP partnership, all which will impact our customers and prospects, and our financial results for fiscal 2022. We have also seen a decrease in travel-related expenses and advertising and trade show expenses.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the virus and any current and subsequent variants of the virus, the impact on our customers and our sales cycles, the impact on our partners and employees, and the impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain limitations to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. During the year ended December 31, 2021, certain new and existing customers halted or decreased investment in infrastructure, and we observed certain of our current and potential customers take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. The risk of a cybersecurity incident occurring has increased since the start of the pandemic as more companies and individuals are working remotely and through less secure network connections. As a result, we have increased our investments in network security to help mitigate against such an incident. We cannot provide assurances that our preventative efforts will be successful. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

Acquisition of Rimilia
On October 2, 2020, we completed the acquisition (the “Rimilia Acquisition”) of Rimilia Holdings Ltd. (“Rimilia”) for consideration of $120.0 million payable at the closing of the acquisition with additional cash payments of up to $30.0 million payable upon certain earnout conditions being met. We funded the Rimilia Acquisition on September 30, 2020 with existing cash on-hand, in advance of the closing. See Note 5, "Business Combinations," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding consideration paid for this acquisition.
The acquisition extends our capabilities into accounts receivable automation through enabling cash application and collection solutions, and accelerating our larger, long-term plan for transforming and modernizing finance and accounting. This acquisition was not a significant acquisition under Regulation S-X.
Acquisition of FourQ
On January 26, 2022, we completed the acquisition (the "FourQ Acquisition") of FourQ Systems, Inc. ("FourQ") for consideration of $165.0 million payable at the closing of the acquisition with additional payments of up to $75.0 million over the next three years subject to certain financial performance milestones. The fair value estimate of contingent consideration is in the early stages of analysis. The purchase price is also subject to certain post-closing purchase price adjustments, including working capital adjustments. We funded the FourQ Acquisition with existing cash on-hand.
With the FourQ Acquisition, we seek to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes and further accelerating our larger, long-term plan for transforming and modernizing finance and accounting. This acquisition was not a significant acquisition under Regulation S-X.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.  Each of the metrics below exclude the impact of on-premise software.

	Year Ended December 31,
	2021	2020	2019
Dollar-based net revenue retention rate	109%	106%	110%
Number of customers	3,825	3,433	3,024
Number of users	328,389	291,873	267,621
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2021, our dollar-based net revenue retention rate increased primarily due to higher net growth in existing customer accounts. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. We are also beginning to sell an increasing number of non-user based strategic products, such as Transaction Matching, Cash Application, and Intercompany Hub.
Key Components of our Results of Operations
Revenues
Subscription and support.   The majority of subscriptions are sold through one-year non-cancellable contracts and a growing percentage of subscriptions are sold through three-year contracts. Fees are based on a number of factors, including the solutions subscribed to by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 94% of our revenues for the year ended December 31, 2021.
Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support, but we no longer develop any new applications or functionality for our legacy on-premise software, and anticipate that this component of our revenues will continue to decline relative to total revenue.
Professional services.   We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions. We also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are performed. Professional services revenues composed approximately 6% of our revenues for the year ended December 31, 2021.
For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
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
General and administrative.   General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, accounting, auditing and legal professional services fees, recruitment costs, other corporate-related expenses, transaction-related costs, and allocated overhead costs. General and administrative expenses also include amortization of a covenant not to compete and trade name intangible assets, and the change in fair value of contingent consideration. We expect that general and administrative expenses will increase as we incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees.
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
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. For the year ended December 31, 2021, for both federal and state income taxes, we have recorded a valuation allowance against our deferred tax assets because of our cumulative operating losses since inception, as we believe that the realization of the deferred tax assets is currently not more likely than not. We have also recorded a valuation allowance against certain foreign deferred tax assets.

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

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
GAAP gross profit	$327,835	$282,765
GAAP gross margin	77.0%	80.4%
GAAP net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Non-GAAP gross profit	$338,930	$290,853
Non-GAAP gross margin	79.6%	82.7%
Non-GAAP net income attributable to BlackLine, Inc.	$36,535	$46,100
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
Non-GAAP Net Income (loss) attributable to BlackLine. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net loss attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains, loss on extinguishment of convertible senior notes, and the adjustment to the value of the redeemable non-controlling interest to the redemption amount. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by the Company’s acquisitions and other related costs in order to allow a direct comparison of net loss between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, and net loss, the most comparable GAAP measures to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Year Ended December 31,
	2021	2020
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$327,835	$282,765
Amortization of acquired developed technology	2,685	1,192
Stock-based compensation	8,410	6,896
Total non-GAAP gross profit	$338,930	$290,853
Gross margin	77.0%	80.4%
Non-GAAP gross margin	79.6%	82.7%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)
Benefit from income taxes related to acquisitions	(961)	(669)
Amortization of intangible assets	10,479	7,679
Stock-based compensation	65,723	49,690
Amortization of debt discount and issuance costs	55,538	22,689
Change in fair value of contingent consideration	(2,758)	28
Transaction-related costs	1,586	4,736
Loss on extinguishment of convertible senior notes	7,012	—
Adjustment to redeemable non-controlling interest	15,077	8,858
Total non-GAAP net income attributable to BlackLine, Inc.	$36,535	$46,100

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
Consolidated statements of operations information was as follows (in thousands):

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenues
Subscription and support	$398,633	$328,559
Professional services	27,073	23,178
Total revenues	425,706	351,737
Cost of revenues
Subscription and support	71,979	47,919
Professional services	25,892	21,053
Total cost of revenues	97,871	68,972
Gross profit	327,835	282,765
Operating expenses
Sales and marketing	202,620	174,581
Research and development	77,322	56,464
General and administrative	86,507	71,611
Total operating expenses	366,449	302,656
Loss from operations	(38,614)	(19,891)
Other income (expense)
Interest income	700	4,502
Interest expense	(62,945)	(23,311)
Other expense, net	(62,245)	(18,809)
Loss before income taxes	(100,859)	(38,700)
Provision for income taxes	135	702
Net loss	(100,994)	(39,402)
Net loss attributable to non-controlling interest	(910)	(1,349)
Adjustment attributable to non-controlling interest	15,077	8,858
Net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)
Revenues

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription and support	$398,633	$328,559	$70,074	21%
Professional services	27,073	23,178	3,895	17%
Total revenues	$425,706	$351,737	$73,969	21%

	Year Ended December 31,
	2021	2020
Dollar-based net revenue retention rate	109%	106%
Number of customers	3,825	3,433
Number of users	328,389	291,873
The increase in revenues for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, and an increase in non-user based strategic product sales.  The total number of customers and users increased by 11% and 13%, respectively, during the year ended December 31, 2021.
Cost of revenues

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Subscription and support	$71,979	$47,919	$24,060	50%
Professional services	25,892	21,053	4,839	23%
Total cost of revenues	$97,871	$68,972	$28,899	42%
Gross margin	77.0%	80.4%
The increase in cost of revenues for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the following:
•$11.8 million increase in infrastructure expenses due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, and an increase in cloud hosting services in connection with the Rimilia acquisition, as well as international expansion.
•$10.2 million increase in salaries, benefits, and stock-based compensation driven primarily by 30% higher average cost of revenues-related headcount from the year ended December 31, 2020 to the year ended December 31, 2021;
•$2.6 million increase in amortization of developed technology due to net additions of software placed into service;
•$2.5 million increase in depreciation and amortization mainly due to the addition of developed technology from the Rimilia acquisition; and
•$1.7 million increase in professional services expense due to an increase in consulting services,
Sales and marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$202,620	$174,581	$28,039	16%
Percentage of total revenues	47.6%	49.6%
The increase in sales and marketing expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the following:
•$23.3 million increase in salaries, sales commissions, and stock-based compensation driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions. Sales and marketing average headcount increased 12% from the year ended December 31, 2020 to the year ended December 31, 2021; and
•$3.5 million increase in advertising and trade shows driven by further virtual events, online marketing and direct mail;

Research and development

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development, gross	$92,323	$67,283	$25,040	37%
Capitalized internally developed software costs	(15,001)	(10,819)	(4,182)	39%
Research and development, net	$77,322	$56,464	$20,858	37%
Percentage of total revenues	18.2%	16.1%
The increase in research and development expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the following:
•$22.1 million increase in salaries, benefits, and stock-based compensation driven primarily by 31% higher average headcount from the year ended December 31, 2020 to the year ended December 31, 2021;
•$1.6 million increase in computer software due primarily to greater spend on cloud hosting services related to the development of technology of the Google Cloud Platform, as well as purchases of additional software licenses driven by higher average research and development headcount; and
•$1.0 million increase in professional services expense, partially offset by
•$4.2 million increase in capitalized software costs due to significant new and enhanced functionality of our solutions, as well as increased capitalized labor costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$86,507	$71,611	$14,896	21%
Percentage of total revenues	20.3%	20.4%
The increase in general and administrative expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the following:
•$17.8 million increase in salaries, benefits, and stock-based compensation driven primarily by 23% higher average headcount from the year ended December 31, 2020 to the year ended December 31, 2021;
•$1.8 million increase in foreign currency losses due to the strengthening of the US dollar against multiple currencies, partially offset by;
•$1.1 million increase in computer software due primarily to greater spend on a variety of software licenses and productivity tools as well as increased employee base, partially offset by;
•$2.8 million net decrease in the fair value of the contingent consideration liability primarily related to the Rimilia Acquisition; and
•transaction-related costs of $1.6 million in the year ended December 31, 2021, compared to $4.7 million in the year ended December 31, 2020.
Interest income

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$700	$4,502	$(3,802)	(84)%
The decrease in interest income during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to a decrease in average interest rates, partially offset by an increase in average cash, cash equivalents, and marketable securities balances in the year ended December 31, 2021, compared to the year ended December 31, 2020.
Interest expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest expense	$62,945	$23,311	$39,634	170%
The increase in interest expense during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to $41.2 million in amortization of the debt discount on the 2026 Notes and a $7.0 million loss on the partial extinguishment of the 2024 Notes, partially offset by a $8.6 million decrease in amortization of the debt discount on the 2024 Notes due to the partial repurchase.
Provision for income taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$135	$702	$(567)	(81)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2021, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2021 and 2020, we recorded $0.1 million and $0.7 million in income tax expense, respectively. The decrease in income tax expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, was attributable to 2021 tax benefits associated with our international operations. For the year ended December 31, 2021, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
At December 31, 2021, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities. We had $1.4 billion aggregate principal amount of Notes outstanding at December 31, 2021.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
During the quarter ended December 31, 2021, the Stock Price Condition allowing holders of the 2024 Notes to convert was met. As a result, holders have the option to convert their 2024 Notes at any time during the calendar quarter ending March 31, 2022. We have the ability to settle the 2024 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. From January 1, 2022, through the date of this filing, we have not received any conversion requests for our 2024 Notes. It is our current intent to settle any such conversions through combination settlement, which involves repayment of the principal portion in cash and any excess conversion value over the principal amount in shares of our common stock.
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price.

The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of December 31, 2021, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price.
The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of December 31, 2021, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of December 31, 2021, we have obligations totaling $19.4 million related to existing property and equipment leases. For one of our existing leases, we estimate that, in readiness for our occupancy, we have remaining leasehold improvements to complete of $5.6 million at December 31, 2021.
In addition, at December 31, 2021, the Company has two lease obligations totaling $1.1 million that commenced in the first quarter of 2022 with lease terms of approximately ten months and twenty-six months.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. As at December 31, 2021, we have $58.2 million of contractual obligations related to three commitments, with $9.8 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are required to pay up to a maximum of $8.0 million of contingent consideration related to our 2013
Acquisition should we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition and up to a maximum of $15.0 million of contingent consideration related to the Rimilia Acquisition if certain Rimilia Annual Recurring Revenue ("ARR") thresholds are met during the second year subsequent to the acquisition date.

We are also required to pay up to a maximum of $75.0 million of contingent consideration over the next three years related to our FourQ Acquisition should we meet certain financial performance milestones.
Unrecognized Tax Liabilities
At December 31, 2021, while we have liabilities for unrecognized tax benefits of $4.3 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at December 31, 2021 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$287	$—	$—	$35	$252
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2021, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Future Capital Requirements
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$80,093	$54,735
Net cash provided by (used in) investing activities	$(506,941)	$173,594
Net cash provided by financing activities	$599,240	$18,862
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
For the year ended December 31, 2021, cash provided by operations was $80.1 million, resulting from net non-cash expenses of $156.5 million, partially offset by our net loss of $101.0 million and net cash flow provided by changes in operating assets and liabilities of $24.6 million. The $24.6 million of net cash flows provided by changes in our operating assets and liabilities reflected the following:

•$51.6 million increase in deferred revenue as a result of the growth of our customer and user bases as reflected by greater billings for our subscription and support services;
•$14.9 million increase in accrued bonuses, commissions and payroll taxes due to increased headcount and higher sales; and
•$4.0 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•$22.5 million increase in increased prepaid commissions partially offset by related amortization;
•$14.3 million increase in accounts receivable, unbilled balances and advance billings;
•$5.2 million decrease in operating lease liabilities; and
•$4.0 million increase in prepaid expenses and other current assets;
For the year ended December 31, 2020, cash provided by operations was $54.7 million, resulting from net non-cash expenses of $97.5 million, partially offset by our net loss of $39.4 million and net cash flow used as a result of changes in operating assets and liabilities of $3.4 million. The $3.4 million of net cash flows used as a result of changes in our operating assets and liabilities reflected the following:
•$12.4 million increase in other assets primarily related to increased prepaid commissions net of related amortization and increased implementation costs for cloud computing arrangements;
•$5.7 million increase in accounts receivable;
•$5.3 million increase in prepaid expenses and other current assets;
•$5.0 million decrease in operating lease liabilities; and
•$4.4 million decrease in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•$26.4 million increase in deferred revenue as a result of the growth of our customer and user bases as reflected by greater billings for our subscription and support services; and
•$3.1 million increase in accrued expenses and other current liabilities.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of purchases of, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the year ended December 31, 2021, cash used in investing activities was $506.9 million as a result of the following:
•$483.7 million of purchases of marketable securities, net of proceeds from maturities;
•$14.5 million in capitalized software development costs; and
•$8.7 million in purchases of property and equipment.
For the year ended December 31, 2020, cash provided by investing activities was $173.6 million as a result of the following:
•$312.4 million of proceeds from maturities and sales of marketable securities, net of purchases;
These changes in our investing activities were partially offset by the following:
•$119.3 million in cash paid for an acquisition, net of cash acquired;
•$10.6 million in capitalized software development costs;
•$6.5 million in purchases of property and equipment; and
•$2.3 million in purchases of intangible assets related to the purchase of a defensive patent.

Net Cash Provided By Financing Activities
For the year ended December 31, 2021, cash provided by financing activities was $599.2 million as a result of the following:
•$594.2 million proceeds from the issuance of the 2026 Notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls;
•$11.4 million of proceeds from exercises of stock options;
•$9.0 million of proceeds from the employee stock purchase plan; and
•$2.2 million of investment from redeemable non-controlling interest.
These changes in our financing activities were partially offset by the following:
•$17.0 million of acquisitions of common stock for tax withholding obligations.
For the year ended December 31, 2020, cash provided by financing activities was $18.9 million as a result of the following:
•$20.6 million of proceeds from exercises of stock options; and
•$7.0 million of proceeds from the employee stock purchase plan.
These changes in our financing activities were partially offset by the following:
•$8.2 million of acquisitions of common stock for tax withholding obligations.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2021 and 2020, we had backlog of approximately $596.3 million and $468.6 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Critical Accounting Estimates
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

Deferred Customer Acquisition Costs
We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life which involves some level of judgement in terms of the inherent assumptions used. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Capitalized Software Costs
We account for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We capitalize certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. We capitalize certain costs in the development of our SaaS subscription solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include estimated personnel and related expenses for employees as well as costs of third-party contractors who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our SaaS software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.
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
Contingent consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia ARR in the second year subsequent to the acquisition. Significant changes in the estimated ARR and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.
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
We had cash and cash equivalents and marketable securities of $1.2 billion at December 31, 2021. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Hong Kong Dollar, Indonesian Rupiah, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Norwegian Krone, Philippine Peso, Polish Zloty, Romanian Leu, Singapore Dollar, South African Rand, Swedish Krona, and Swiss Franc due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at December 31, 2021.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, including higher employee compensation costs, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Rimilia Contingent Consideration Liability

As described in Notes 2 and 15 to the consolidated financial statements, as a condition of the Rimilia Acquisition, the Company agreed to pay potential additional cash consideration if Rimilia realized certain Rimilia Annual Recurring Revenue (“ARR”) thresholds in each year over a two-year period subsequent to the acquisition date. As of December 31, 2021, the maximum contingent cash consideration payable for Rimilia is $15.0 million, and the Company has recognized a liability of $14.4 million equal to the estimated fair value of the contingent consideration payable. To determine the fair value of the contingent consideration liability relating to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration liability are the amount and timing of Rimilia ARR in the second year subsequent to the acquisition.

The principal considerations for our determination that performing procedures relating to the valuation of the Rimilia contingent consideration liability is a critical audit matter are the significant judgment by management in determining the fair value estimate; this in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of Rimilia ARR in the second year subsequent to the acquisition for the contingent consideration liability. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the contingent consideration liability, including controls over the development of the assumptions of the amount and timing of Rimilia ARR. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the contingent consideration liability, (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate, and (iii) developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management's assumption related to the amount and timing of Rimilia ARR. Evaluating management’s significant assumptions related to the Rimilia ARR involved evaluating whether the assumptions used were reasonable considering current and past performance of the acquired business.

Convertible Notes Transactions

As described in Notes 2 and 11 to the consolidated financial statements, in March 2021, in connection with the Company’s issuance of the 2026 Notes for aggregate gross proceeds of $1.15 billion, the Company used approximately $432.2 million of the net proceeds to repurchase $250.0 million aggregate principal amount of the 2024 notes. In accounting for the issuance of the 2026 Notes, management allocated the proceeds of the 2026 Notes between the liability and equity components. To estimate the fair value of the liability component, management measured the fair value of a similar liability that does not have an associated conversion feature by discounting the contractual cash flows of the 2026 Notes at an estimated interest rate for a comparable non-convertible note. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. Management also determined the fair value of the liability component of the 2024 Notes being extinguished. To estimate the fair value of a similar liability that does not have an associated conversion feature, management discounted the contractual cash flows of the 2024 Notes at an estimated interest rate for a comparable non-convertible note. The fair value of the liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The remaining consideration was allocated to the reacquisition of the equity component of the 2024 Notes and recognized as a reduction of additional paid-in capital in the amount of $219.3 million. The difference between the fair value of the liability and its carrying value was recognized as an extinguishment loss in the amount of $7.0 million.

The principal considerations for our determination that performing procedures relating to the convertible notes transactions is a critical audit matter are the significant judgment by management in determining the fair value of the liability components of the notes; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated interest rate of a comparable non-convertible note for the issuance of the 2026 Notes as well as the partial extinguishment of the 2024 Notes. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for the convertible notes transactions, including controls over management’s determination of the fair value of the liability components of the convertible notes based on the estimated interest rate for comparable non-convertible notes. These procedures also included, among others, (i) reading the agreements and (ii) evaluating the methodology used by management to determine the fair value of similar notes that do not have an associated conversion feature, including evaluating the reasonableness of estimated interest rate assumptions. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the interest rate of comparable non-convertible notes used by management.

Los Angeles, California
February 25, 2022

We have served as the Company’s auditor since 2014

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$539,739	$367,413
Marketable securities (amortized cost of $658,886 and $175,211 at December 31, 2021 and December 31, 2020, respectively)	658,964	175,206
Accounts receivable, net of allowances for credit losses of $2,923 and $3,737 at December 31, 2021 and 2020, respectively	125,130	111,270
Prepaid expenses and other current assets	23,855	20,226
Total current assets	1,347,688	674,115
Capitalized software development costs, net	23,547	15,690
Property and equipment, net	16,321	13,239
Intangible assets, net	36,195	46,674
Goodwill	289,710	289,710
Operating lease right-of-use assets	16,264	8,708
Other assets	87,853	65,369
Total assets	$1,817,578	$1,113,505
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,471	$3,150
Accrued expenses and other current liabilities	50,930	35,958
Deferred revenue	242,429	191,137
Finance lease liabilities, current	373	—
Operating lease liabilities, current	4,936	4,147
Contingent consideration, current	16,438	7,938
Total current liabilities	322,577	242,330

Finance lease liabilities, noncurrent	824	—
Operating lease liabilities, noncurrent	13,248	7,356
Convertible senior notes, net	1,114,239	407,032
Contingent consideration, noncurrent	4,294	15,552
Deferred tax liabilities, net	8,175	6,566
Deferred revenue, noncurrent	362	75
Other long-term liabilities	124	—
Total liabilities	1,463,843	678,911
Commitments and contingencies (Note 15)
Redeemable non-controlling interest (Note 4)	28,699	12,524
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,984,247 issued and outstanding at December 31, 2021 and 57,682,118 issued and outstanding at December 31, 2020	590	577
Additional paid-in capital	625,883	622,768
Accumulated other comprehensive income	298	376
Accumulated deficit	(301,735)	(201,651)
Total stockholders' equity	325,036	422,070
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,817,578	$1,113,505
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Subscription and support	$398,633	$328,559	$272,447
Professional services	27,073	23,178	16,529
Total revenues	425,706	351,737	288,976
Cost of revenues
Subscription and support	71,979	47,919	44,968
Professional services	25,892	21,053	14,007
Total cost of revenues	97,871	68,972	58,975
Gross profit	327,835	282,765	230,001
Operating expenses
Sales and marketing	202,620	174,581	158,837
Research and development	77,322	56,464	43,006
General and administrative	86,507	71,611	56,057
Total operating expenses	366,449	302,656	257,900
Loss from operations	(38,614)	(19,891)	(27,899)
Other income (expense)
Interest income	700	4,502	6,128
Interest expense	(62,945)	(23,311)	(8,650)
Other income (expense), net	(62,245)	(18,809)	(2,522)
Loss before income taxes	(100,859)	(38,700)	(30,421)
Provision for (benefit from) income taxes	135	702	1,725
Net loss	(100,994)	(39,402)	(32,146)
Net loss attributable to non-controlling interest (Note 4)	(910)	(1,349)	(1,444)
Adjustment attributable to non-controlling interest (Note 4)	15,077	8,858	1,833
Net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)	$(32,535)
Basic net loss per share attributable to BlackLine, Inc.	$(1.97)	$(0.83)	$(0.59)
Shares used to calculate basic net loss per share	58,351	56,832	55,320
Diluted net loss per share attributable to BlackLine, Inc.	$(1.97)	$(0.83)	$(0.59)
Shares used to calculate diluted net loss per share	58,351	$56,832	$55,320
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(100,994)	$(39,402)	$(32,146)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the years ended December 31, 2021, 2020 and 2019	88	(111)	200
Foreign currency translation	(312)	220	261
Other comprehensive income (loss)	(224)	109	461
Comprehensive loss	(101,218)	(39,293)	(31,685)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(910)	(1,349)	(1,444)
Foreign currency translation attributable to redeemable non-controlling interest	(146)	110	129
Comprehensive loss attributable to redeemable non-controlling interest	(1,056)	(1,239)	(1,315)
Comprehensive loss attributable to BlackLine, Inc.	$(100,162)	$(38,054)	$(30,370)
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	54,683	$547	$451,571	$45	$(132,896)	$319,267
Stock option exercises	691	5	10,561	—	—	10,566
Vesting of restricted stock units	406	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	151	2	5,293	—	—	5,295
Acquisition of common stock for tax withholding obligations	—	—	(3,940)	—	—	(3,940)
Stock-based compensation	—	—	34,543	—	—	34,543
Other comprehensive income	—	—	—	332	—	332
Equity component of convertible senior notes, net of issuance costs	—	—	111,230	—	—	111,230
Purchase of capped calls	—	—	(46,150)	—	—	(46,150)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,833)	—	(30,702)	(32,535)
Balance at December 31, 2019	55,931	559	561,275	377	(163,598)	398,613
Stock option exercises	1,034	11	20,622	—	—	20,633
Vesting of restricted stock units	557	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	160	2	6,970	—	—	6,972
Acquisition of common stock for tax withholding obligations	—	—	(8,186)	—	—	(8,186)
Stock-based compensation	—	—	50,945	—	—	50,945
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(8,858)	—	(38,053)	(46,911)
Balance at December 31, 2020	57,682	577	622,768	376	(201,651)	422,070
Stock option exercises	415	5	11,416	—	—	11,421
Vesting of restricted stock units	780	7	—	—	—	7
Issuance of common stock through employee stock purchase plan	107	1	9,019	—	—	9,020
Acquisition of common stock for tax withholding obligations	—	—	(17,007)	—	—	(17,007)
Stock-based compensation	—	—	67,595	—	—	67,595
Other comprehensive loss	—	—	—	(78)	—	(78)
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	268,803	—	—	268,803
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(15,077)	—	(100,084)	(115,161)
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)	$(32,535)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	14,167	7,509	389
Net loss	(100,994)	(39,402)	(32,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,128	20,892	21,274
Change in fair value of contingent consideration	(2,758)	28	46
Amortization of debt discount and issuance costs	55,538	22,689	8,410
Loss on extinguishment of convertible notes	7,012	—	—
Stock-based compensation	65,870	49,690	34,052
Noncash lease expense	4,513	4,653	5,013
Accretion of purchase discounts on marketable securities, net	6	(157)	(2,161)
Net foreign currency (gains) losses	112	(223)	65
Deferred income taxes	(817)	(381)	1,314
Provision for (benefit from) credit losses	(100)	332	157
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(14,255)	(5,733)	(27,962)
Prepaid expenses and other current assets	(3,956)	(5,311)	1,224
Other assets	(22,505)	(12,444)	(16,429)
Accounts payable	3,997	(4,359)	3,244
Accrued expenses and other current liabilities	14,876	3,075	5,789
Deferred revenue	51,579	26,397	33,364
Operating lease liabilities	(5,153)	(5,011)	(5,530)
Net cash provided by operating activities	80,093	54,735	29,724
Cash flows from investing activities
Purchases of marketable securities	(1,180,885)	(266,369)	(565,675)
Proceeds from maturities of marketable securities	697,209	525,691	149,638
Proceeds from sales of marketable securities	—	53,033	17,279
Capitalized software development costs	(14,536)	(10,578)	(5,060)
Purchases of property and equipment	(8,729)	(6,513)	(4,632)
Acquisition, net of cash acquired	—	(119,337)	—
Purchases of intangible assets	—	(2,333)	—
Net cash provided by (used in) investing activities	(506,941)	173,594	(408,450)
Cash flows from financing activities
Investment from redeemable non-controlling interest	2,171	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,128,794	—	487,163
Partial repurchase of convertible senior notes	(432,230)	—	—
Purchase of capped calls related to convertible senior notes	(102,350)	—	(46,150)
Proceeds from exercises of stock options	11,428	20,638	10,571
Proceeds from employee stock purchase plan	9,020	6,972	5,295
Acquisition of common stock for tax withholding obligations	(17,007)	(8,186)	(3,940)
Principal payments on finance lease obligations	(37)	—	—
Financed purchases of property and equipment	(549)	(562)	(427)
Net cash provided by financing activities	599,240	18,862	452,512
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(314)	220	261
Net increase in cash, cash equivalents, and restricted cash	172,078	247,411	74,047
Cash, cash equivalents, and restricted cash, beginning of period	367,913	120,502	46,455
Cash, cash equivalents, and restricted cash, end of period	$539,991	$367,913	$120,502

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	539,739	367,413	120,232
Restricted cash included within prepaid expenses and other current assets at end of period	—	227	20
Restricted cash included within other assets at end of period	252	273	250
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$539,991	$367,913	$120,502
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOW DISCLOSURE
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$506	$604	$—
Cash paid for income taxes	$890	$619	$1,007
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$1,849	$1,255	$491
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,276	$802	$560
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$816	$619	$863
Estimated fair value of contingent consideration	$—	$17,100	$—
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
The Company is a holding company and conducts its operations through its wholly-owned subsidiary,
BlackLine Systems, Inc. (“BlackLine Systems”). BlackLine Systems funded its business with investments from its founder and cash flows from operations until September 3, 2013, when the Company acquired BlackLine Systems, and Silver Lake Sumeru and Iconiq acquired a controlling interest in the Company, which is referred to as the “2013
Acquisition."
On October 2, 2020, the Company acquired Rimilia Holdings Ltd. (“Rimilia”), which is referred to as the
“Rimilia Acquisition.”
The Company is headquartered in Woodland Hills, California and has offices in Pleasanton, California, as well as in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom..
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
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price (“SSP”) for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets, income taxes, contingencies, fair value of contingent consideration, fair value of convertible senior notes, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the year ended December 31, 2021, the Company’s future assessment of the magnitude and duration of

COVID-19 and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
The Company maintains the majority of its cash balances with one major commercial bank in interest-bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits.
The Company invests its excess cash in money market mutual funds, commercial paper, corporate bonds, and U.S. treasury securities. To date, the Company has not experienced any impairment losses on its investments.
For the years ended December 31, 2021, 2020, and 2019, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2021 or 2020.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in other assets and prepaid expenses and other current assets was $0.3 million and $0.5 million of restricted cash at December 31, 2021 and 2020, respectively. The cash was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the year ended December 31, 2021. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
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
Leases
In accordance with Accounting Standards Codification ("ASC") No. 842, Leases, the Company has made accounting policy elections, including a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with expected terms of 12 months or less), and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit.
The Company has leases for office space, equipment, and data centers. The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in property and equipment, operating lease ROU assets, finance lease liabilities, and operating lease liabilities on the Company’s consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
Finance lease assets classified within property and equipment and operating lease ROU assets represent the Company’s right to control an underlying asset for the lease term, finance lease liabilities and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date or remeasurement date to determine the discount rate used to present value lease payments for finance and operating leases. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company generally uses the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. The Company’s leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
The Company’s lease terms are only for periods in which it has enforceable rights. The Company generally uses the base, non-cancellable lease term when determining the lease assets and liabilities. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
The Company’s agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and excludes those which depend on facts or circumstances occurring after the commencement date, other than the passage of time. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the lease assets and liabilities.
Judgment is required when determining whether any of the Company’s data center contracts contain a lease. The Company concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease.

Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for machinery and equipment and purchased software, and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or seven years. Expenditures for repairs and maintenance are expensed as incurred, while renewals and improvements are capitalized. Depreciation expense is charged to operations on a straight-line basis over the estimated useful lives of the assets.
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
During the years ended December 31, 2021, 2020, and 2019, the Company amortized $9.0 million, $6.4 million, and $4.7 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2021 and 2020, the accumulated amortization of capitalized internal-use software development costs was $28.0 million and $19.7 million, respectively.
The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized software implementation costs are amortized using the straight-line method over the terms of the associated hosting arrangements.
Amortization of internal-use software implementation costs included in sales and marketing expenses in the consolidated statements of operations was $0.1 million and $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2019, the Company had no material amortization of internal-use software implementation costs.
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
Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there were no events or changes in circumstances that potentially indicated that the Company’s long-lived assets were impaired during the years ended December 31, 2021, 2020, and 2019.
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
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2021 and 2020, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
Redeemable non-controlling interest
The Company's Japanese subsidiary (“BlackLine K.K.”) is not wholly owned. The agreements with the minority investors of BlackLine K.K. contain redemption features whereby the interest held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the seventh anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenue of BlackLine K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-

controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the consolidated balance sheets outside of equity under the caption "Redeemable non-controlling interest."
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
To the extent that the Company receives conversion requests prior to the maturity of the Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes, which requires significant judgment.
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
At December 31, 2021 and 2020, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
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

To determine the fair value of the contingent consideration liability relating to the 2013 Acquisition, the Company discounted estimated future taxable income. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of taxable income in any given period, as well as an appropriate discount rate, which are not based on observable market data and consider the risks associated with the forecasted taxable income. Changes in the significant inputs used such as estimated future taxable income and the periods in which they are generated, would significantly impact the fair value of the contingent consideration liability.
To determine the fair value of the contingent consideration liability relating to the Rimilia Acquisition, the Company utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm- specific targets. Significant inputs used in the fair value measurement of the contingent consideration liability are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in the second year subsequent to the acquisition. Changes in the significant inputs used in the fair value measurement, specifically a change to the Rimilia ARR, would significantly impact the fair value of the contingent consideration liability.
Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2021, 2020, and 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Subscription and support revenue – Customers pay subscription and support fees for access to the Company’s SaaS platform. Our subscription contracts have initial terms of one year to three years with renewal options. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which allow customers to use hosted software over the contract period without taking possession of the software, are considered distinct performance obligations and are recognized ratably as the Company transfers control evenly over the contract period.
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
Changes in deferred revenue for the years ended December 31, 2021, 2020, and 2019 were primarily due to additional billings in the periods, partially offset by revenue recognized of $189.6 million, $161.3 million, and $129.3 million, respectively, that was previously included in the deferred revenue balance at December 31, 2020, 2019, and 2018, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $596.3 million at December 31, 2021, of which the Company expects to recognize approximately 58.2% over the next 12 months and the remainder thereafter.
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
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $22.4 million, $17.3 million, and $18.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets. Advertising costs are expensed as incurred and totaled $9.0 million, $6.8 million, and $10.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Stock-based compensation
The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. For awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met, using the graded vesting method. The Company accounts for forfeitures when they occur rather than estimate a forfeiture rate.
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
Expected volatility. The Company determines the expected volatility based on a weighted average of the historical volatility of its common stock and, as applicable, the historical average volatilities of similar publicly-traded companies, corresponding to the expected term of the awards.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.0	6.2	6.1
Expected volatility	47.0%	48.4%	46.7%
Risk free interest rate	1.0%	0.4%	2.2%
Expected dividend yield	—	—	—
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
Foreign currency
The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction losses totaled $1.0 million, $0.6 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.
Recent accounting pronouncements

Recently-issued accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is planning to adopt the provisions of the new standard effective the first quarter of 2022 and is evaluating the impact of the adoption on its consolidated financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is planning to adopt the provisions of the new standard effective the first quarter of 2022 and is evaluating the impact of its adoption on our business combination completed in January 2022.
Note 3—Revenues
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$304,603	$264,016	$223,375
International	121,103	87,721	65,601
	$425,706	$351,737	$288,976
No countries outside the United States represented 10% or more of total revenues.
Note 4—Redeemable Non-Controlling Interest
In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC (the “Investors”) to engage in the investment, organization, management, and operation of a Japanese subsidiary (“BlackLine K.K.”) of the Company that is focused on the sale of the Company's products in Japan. In October 2018, the Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. In November 2021, the Company made a further investment in BlackLine K.K. of $2.3 million that, including additional investments in Blackline K.K. of $2.2 million by existing third-party investors in

November 2021, maintained the Company's majority ownership of 51%. As the Company continues to control a majority stake in BlackLine K.K., the entity has been consolidated.
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
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	December 31,
	2021	2020	2019
Balance at beginning of period	$12,524	$4,905	$4,387
Investment by redeemable non-controlling interest	2,171	—	—
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(910)	(1,349)	(1,444)
Foreign currency translation	(163)	110	129
Adjustment to redeemable non-controlling interest	15,077	8,858	1,833
Balance at end of period	$28,699	$12,524	$4,905

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
The contingent cash consideration was classified as a liability and included in contingent consideration on the Company’s consolidated balance sheet and is remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two year period subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration liability was determined to be $17.1 million, and at December 31, 2021, the fair value of the contingent consideration liability was $14.4 million. See Note 15 for additional information regarding the valuation of the contingent consideration at December 31, 2021.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The total purchase consideration was $121.4 million of cash, reduced by a working capital adjustment of $0.2 million, and $17.1 million in contingent consideration payable based on the amount and timing of Rimilia's ARR. The purchase price accounting for this acquisition is final.

The major classes of assets and liabilities to which the Company allocated the total fair value of purchase consideration of $138.4 million were as follows (in thousands):

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
Customer relationships – The Company valued the finite-lived customer relationships using the differential cash flow (with-and-without) model. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. The Company applied judgement, which involved the significant assumption of the discount rate and the customer ramp-up rate.

The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the Company’s consolidated financial statements would be immaterial.
Note 6—Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,317)	$2,660
Developed technology	64,358	(43,148)	21,210
Customer relationships	16,589	(6,046)	10,543
Defensive patent	2,333	(551)	1,782
	$99,257	$(63,062)	$36,195

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(11,720)	$4,257
Developed technology	64,358	(40,463)	23,895
Customer relationships	44,483	(28,058)	16,425
Defensive patent	2,333	(236)	2,097
	$127,151	$(80,477)	$46,674
Amortization expense is included in the following functional statements of operations expense categories.  Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$2,685	$1,192	$4,797
Sales and marketing	5,883	4,655	3,872
General and administrative	1,911	1,832	1,596
	$10,479	$7,679	$10,265
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2021 (in thousands):

2022	$8,155
2023	7,622
2024	5,555
2025	2,680
2026	2,552
Thereafter	9,631
$36,195

The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2019	$185,138
Addition from acquisition	104,572
Balance at December 31, 2020	289,710
Addition from acquisition	—
Balance at December 31, 2021	$289,710
Note 7—Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
Corporate bonds	$74,144	$346	$(10)	$74,480
Commercial paper	584,742	—	(258)	584,484
	$658,886	$346	$(268)	$658,964

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$149,991	$3	$—	$149,994
Corporate bonds	22,621	—	(8)	22,613
Commercial paper	2,599	—	—	2,599
	$175,211	$3	$(8)	$175,206
Net gains related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the Company's consolidated statements of operations, were immaterial, $0.2 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Net gains and losses are determined using the specific identification method. During the years ended December 31, 2021, 2020, and 2019, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $379.7 million and $0.3 million of unrealized losses at December 31, 2021, and an estimated fair value of $12.6 million and an immaterial amount of unrealized losses at December 31, 2020. At December 31, 2021, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of December 31, 2021 or December 31, 2020.
The Company’s marketable securities have a contractual maturity of less than two years. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$643,432	$643,408
Maturing between 1 and 2 years	15,454	15,556
	$658,886	$658,964
Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred customer contract acquisition costs	$79,961	$58,980
Restricted cash	252	273
Capitalized software implementation costs	7,023	2,372
Other assets	617	3,744
	$87,853	$65,369
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries and employee benefits	$32,156	$21,707
Accrued income and other taxes payable	9,770	5,496
Other accrued expenses and current liabilities	9,004	8,755
	$50,930	$35,958
Note 8—Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$432,110	$—	$—	$432,110
Marketable securities
Corporate bonds	—	74,480	—	74,480
Commercial paper	—	584,484	—	584,484
Total assets	$432,110	$658,964	$—	$1,091,074
Liabilities
Contingent consideration	$—	$—	$20,732	$20,732
Total liabilities	$—	$—	$20,732	$20,732

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$98,336	$—	$—	$98,336
U.S. treasury securities	199,984	—	—	199,984
Marketable securities
U.S. treasury securities	149,994	—	—	149,994
Corporate bonds	—	22,613	—	22,613
Commercial paper	—	2,599	—	2,599
Total assets	$448,314	$25,212	$—	$473,526
Liabilities
Contingent consideration	$—	$—	$23,490	$23,490
Total liabilities	$—	$—	$23,490	$23,490
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning fair value	$23,490	$6,362	$6,316
Additions in the period	—	17,100	—
Change in fair value	(2,758)	28	46
Ending fair value	$20,732	$23,490	$6,362
Note 9—Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computers and equipment	$18,286	$13,480
Purchased software	11,634	10,561
Furniture and fixtures	2,727	2,806
Leasehold improvements	10,062	10,165
Data center equipment - finance lease	1,231	—
Construction in progress	938	17
	$44,878	$37,029
Less: accumulated depreciation and amortization	$(28,557)	$(23,790)
	$16,321	$13,239
Depreciation and amortization expense related to property and equipment was $7.6 million, $6.8 million, and $6.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 10—Leases
The Company has entered into various operating and finance lease agreements for office space and data centers. As of December 31, 2021, the Company had 16 leased properties with remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases up to six years, and some of which include options to terminate the leases within one year.

The components of the lease expense recorded in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Finance lease cost:
Amortization of assets	$46	$—
Interest on lease liabilities	3	—
Operating lease cost	4,792	5,364
Short-term lease cost	336	697
Variable cost	741	738
Total lease cost	$5,918	$6,799
Supplemental balance sheet information related to leases was as follows:

		December 31,
		2021	2020
		(in thousands)
Leases	Year Ended Classification
Assets:
Finance lease assets	Property and equipment, net (1)	$1,185	$—
Operating lease assets	Operating lease right-of-use assets (2)	16,264	8,708
Total leased assets		$17,449	$8,708

Liabilities:
Current
Finance	Short-term portion of finance lease liabilities	$373	$—
Operating	Operating lease liabilities, current	4,936	4,147
Noncurrent
Finance	Finance lease liabilities, noncurrent	824	—
Operating	Operating lease liabilities, noncurrent	13,248	7,356
Total leased liabilities		$19,381	$11,503
(1) Finance lease assets are recorded net of accumulated amortization of $46 thousand and nil at December 31, 2021 and December 31, 2020, respectively.
(2) Operating lease assets are recorded net of accumulated amortization of $4.4 million and $4.7 million at December 31, 2021 and December 31, 2020, respectively.

For the years ended December 31, 2021 and 2020, right-of-use assets obtained in exchange for finance lease obligations was approximately $1.2 million and nil.
For the years ended December 31, 2021 and 2020, right-of-use assets obtained in exchange for operating lease obligations was approximately $12.1 million and $0.8 million, of which $0.3 million related to leases acquired in connection with the Rimilia Acquisition.

Cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$15	$—
Operating cash flows from operating lease liabilities	5,390	5,769

Weighted average remaining lease term (in years):
Finance leases	2.9	—
Operating leases	4.3	3.9

Weighted average discount rate:
Finance leases	2.2%	—
Operating leases	2.3%	5.4%
Maturities of lease liabilities at December 31, 2021, for each of the five succeeding fiscal years and thereafter, were:

	Finance Leases	Operating Leases
	(in thousands)
2022	$394	$4,637
2023	419	5,587
2024	419	2,992
2025	4	2,722
2026	—	2,154
Thereafter	—	1,150
Total lease payments	1,236	19,242
Less imputed interest	(39)	(1,058)
Total lease obligations	$1,197	$18,184
At December 31, 2021, the Company had two lease obligations totaling $1.1 million that commenced in the first quarter of 2022 with lease terms of approximately ten months and twenty-six months.
Note 11—Convertible Senior Notes
2024 Notes
In August 2019, the Company issued 0.125% Convertible Senior Notes (the “2024 Notes”) due in 2024 for aggregate gross proceeds of $500.0 million, which includes the initial purchasers’ option of $65.0 million aggregate principal amount, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The resale of the 2024 Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The 2024 Notes were issued pursuant to an indenture between the Company and U.S. Bank National Association, as trustee.
In connection with the issuance of the 2026 Notes (as defined below) in March 2021, the Company used approximately $432.2 million of the net proceeds to repurchase $250.0 million aggregate principal amount of the 2024 Notes. Management also determined the fair value of the liability component of the 2024 Notes being extinguished. To estimate the fair value of a similar liability that does not have an associated conversion feature, management discounted the contractual cash flows of the 2024 Notes at an estimated interest rate for a comparable non-convertible note. Based on market data available for publicly-traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 4.94%. The fair value of the liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The remaining consideration was allocated to the reacquisition of the equity component of the 2024 Notes and recognized as a reduction of additional paid-in capital in the amount of $219.3 million. The difference between the fair value of the liability and its carrying value was recognized as an extinguishment loss in the amount of $7.0 million. The equity component of the 2024 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Liability:
Principal	$250,000	$500,000
Unamortized debt discount and issuance costs	(34,500)	(92,968)
Net carrying amount	$215,500	$407,032
Carrying amount of the equity component	$55,615	$111,230
The Company carries the 2024 Notes at face value less unamortized discount and issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2024 Notes, based on a market approach at December 31, 2021 was approximately $377.2 million, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period.
During the year ended December 31, 2021, the Company recognized $14.4 million of interest expense related to the amortization of debt discount and issuance costs and $0.4 million of coupon interest expense. During the year ended December 31, 2020, the Company recognized $22.7 million of interest expense related to the amortization of debt discount and issuance costs and $0.6 million of coupon interest expense.
At December 31, 2021, the remaining life of the 2024 Notes was approximately 31 months.
The 2024 Notes were convertible at December 31, 2021. As a result, holders have the option to convert their Notes at any time during the quarter ending March 31, 2022.
It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. At December 31, 2021 and through the date of this filing, the Company has not received any conversion requests for the 2024 Notes.
2026 Notes
In March 2021, the Company issued $1.15 billion aggregate gross proceeds, which includes the initial purchasers’ option of $150.0 million aggregate principal amount, of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2026 Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes may bear special interest under specified circumstances related to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the Indenture. The 2026 Notes will mature on March 15, 2026, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
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
In accounting for the issuance of the 2026 Notes, management allocated the proceeds of the 2026 Notes between liability and equity components. To estimate the fair value of the liability component, management measured the fair value of a similar liability that does not have an associated conversion feature by discounting the contractual cash flows of the 2026 Notes at an estimated interest rate for a comparable non-convertible note. The Company applied judgment to determine the interest rate of 5.65%, which was estimated based on the credit spread implied by the 2026 Notes issuance. Significant inputs used in the model to determine the applicable interest rate include implied volatility over the term of the 2026 Notes. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $2.4 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
The 2026 Notes consisted of the following (in thousands):

December 31, 2021
Liability:
Principal	$1,150,000
Unamortized debt discount and issuance costs	(251,261)
Net carrying amount	$898,739
Carrying amount of the equity component[1]	$271,229
1 The carrying amount of the equity component of $271.2 million differs from the equity component of the 2026 convertible senior notes, net of issuance costs and tax of $268.8 million per the Condensed Consolidated Statements of Stockholders' Equity due to a deferred tax liability of $2.4 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
The effective interest rate of the liability component of the 2026 Notes, excluding the conversion option, is 6.04%.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach at December 31, 2021, was approximately $1.1 billion, which represents a Level 2 valuation. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period.
During the year ended December 31, 2021, the Company recognized $41.2 million of interest expense related to the amortization of debt discount and issuance costs.
At December 31, 2021, the remaining life of the 2026 Notes was approximately 51 months.
The 2026 Notes were not convertible at December 31, 2021.
2024 Capped Calls
The capped calls related to the 2024 Notes (the "2024 Capped Calls") were not exercised as part of the repurchase and, as of December 31, 2021, were carried at 100% of their original value on the Company's accompanying consolidated financial statements.
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
Under the 2026 Capped Calls, the Company purchased capped call options that initially cover in the aggregate, the total number of shares of the Company’s common stock that initially underlie the 2026 Notes, with an exercise price equal to the initial conversion price of the 2026 Notes, and a cap price of $233.31 per share of common stock, subject to certain adjustments under the terms of the 2026 Capped Calls.
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

Note 12—Equity Awards
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
At December 31, 2021, 15.1 million shares were available for issuance under the 2016 Plan.
Stock options with service-only vesting conditions
A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2020	2,944	$35.03	6.8	$289,561
Granted	260	$111.94
Exercised	(429)	$28.09
Forfeited/canceled	(36)	$51.11
Outstanding at December 31, 2021	2,739	$43.20	6.3	$167,498
Exercisable at December 31, 2021	1,879	$30.70
The weighted average grant date fair value per share of options granted during the years ended December 31, 2021, 2020, and 2019 that contain service only vesting conditions were $50.77, $26.63, and $23.40, respectively. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2021, 2020, and 2019 were $38.3 million, $62.6 million, and $25.6 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2021, 2020, and 2019 was $11.4 million, $20.6 million, and $10.6 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $23.2 million at December 31, 2021, which is expected to be recognized over a weighted-average period of 2.4 years.
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

Restricted stock units
The following table summarizes activity for restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2020	2,072	$56.29
Granted	567	$113.54
Vested	(918)	$54.42
Forfeited/canceled	(218)	$71.57
Nonvested at December 31, 2021	1,503	$76.83
At December 31, 2021, the intrinsic value of nonvested restricted stock units was $155.6 million. At December 31, 2021, total unrecognized compensation cost related to nonvested restricted stock units was $98.4 million and was expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 1.1 million shares remained available for issuance at December 31, 2021. The Company recognized stock-based compensation expense related to the ESPP of $3.8 million, $2.9 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.0% - 0.2%	0.1% - 0.2%	1.6% - 2.4%
Expected term (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Volatility	23.4% - 46.6%	50.2% - 57.8%	39.3% - 54.3%
At December 31, 2021, total unrecognized compensation cost related to the 2018 ESPP was $2.7 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$8,410	$6,896	$4,814
Sales and marketing	22,756	21,546	15,389
Research and development	11,110	7,398	4,729
General and administrative	23,594	13,850	9,120
	$65,870	$49,690	$34,052
Stock-based compensation capitalized as an asset was $1.8 million, $1.3 million, and $0.5 million in the years ended December 31, 2021, 2020, and 2019, respectively.

The Company recorded $0.6 million, $0.3 million, and $0.1 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 13—Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(96,836)	$(35,999)	$(33,940)
International	(4,023)	(2,701)	3,519
	$(100,859)	$(38,700)	$(30,421)
The components of the total provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$7	$—
State	63	63	59
Foreign	889	1,013	352
Total current tax expense	952	1,083	411
Deferred
Foreign	(817)	(381)	1,314
Total deferred tax provision	(817)	(381)	1,314
Total provision for income taxes	$135	$702	$1,725
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.1)%	(0.1)%	(0.2)%
Federal tax credits	6.1%	9.1%	5.8%
Change in valuation allowance	(34.0)%	(17.8)%	(34.1)%
Foreign tax differential	(1.2)%	(2.5)%	(4.8)%
Windfall tax benefits, net related to stock-based compensation	16.5%	35.6%	11.2%
Recaptured dual consolidated losses	—%	(38.3)%	—%
Nondeductible officer compensation	(7.5)%	(5.4)%	(2.8)%
Nondeductible transaction costs	—%	(1.9)%	—%
Nondeductible meals and entertainment	(0.5)%	(1.0)%	(1.9)%
Other	(0.4)%	(0.5)%	0.1%
	(0.1)%	(1.8)%	(5.7)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$78,003	$52,771
Business credits	25,447	16,016
Stock-based compensation	7,407	7,915
Operating and finance leases	2,126	2,297
Business interest carryforward	6,587	—
Accrued expenses and other current liabilities	3,986	3,037
Other	1,412	368
Total deferred tax assets	124,968	82,404
Less: valuation allowance	(32,279)	(37,691)
Deferred tax assets, net of valuation allowance	92,689	44,713
Deferred tax liabilities
Convertible notes	(63,892)	(20,851)
Intangible assets	(13,499)	(12,315)
Prepaid expenses	(21,522)	(15,670)
Right-of-Use and finance lease assets	(1,681)	(1,674)
Other	(249)	(751)
Total deferred tax liabilities	(100,843)	(51,261)
Net deferred taxes	$(8,154)	$(6,548)
ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets. The net deferred tax liability position at December 31, 2021 was related to the Company's domestic and foreign tax jurisdictions. The net deferred tax liability position at December 31, 2020 was related to the Company’s foreign tax jurisdictions.
The changes in the valuation allowance were as follows (in thousands).

	Year Ended December 31,
	2021	2020	2019
Valuation allowance, at beginning of year	$37,691	$30,598	$45,173
Increase in valuation allowance recorded through earnings	42,240	7,064	12,808
Increase (decrease) in valuation allowance recorded through equity	(47,652)	29	(27,383)
Valuation allowance, at end of year	$32,279	$37,691	$30,598
The decrease in valuation allowance recorded through equity of $47.7 million during the year ended December 31, 2021 is related to the issuance of the 2026 Notes. The decrease in valuation allowance recorded through equity of $27.4 million during the year ended December 31, 2019 is related to the issuance of the 2024 Notes.
The Company did not provide for US income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2021 and 2020, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
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
At December 31, 2021, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $277.2 million and $147.6 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction. The Company has federal research and development credits and foreign tax credits of $13.4 million and $3.2 million, respectively, which begin to expire in 2033 and 2023, respectively.  The Company has state research and development credits and enterprise zone credits of $10.5 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire in 2023, respectively. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning gross unrecognized tax benefits	$2,523	$1,737	$1,223
Increases related to prior year tax positions	400	161	134
Increases related to current year tax positions	1,343	625	380
Ending gross unrecognized tax benefits	$4,266	$2,523	$1,737
At December 31, 2021, the realization of unrecognized tax benefits were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.  The Company has not recorded any interest or penalties in its provision for income taxes for the years ended December 31, 2021, 2020, and 2019 and no such amounts have been accrued at December 31, 2021 and 2020.
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

Note 14—Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to BlackLine, Inc.	$(115,161)	$(46,911)	$(32,535)
Denominator:
Weighted average shares	58,351	56,832	55,320
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	58,351	56,832	55,320
Basic net loss per share attributable to BlackLine, Inc.	$(1.97)	$(0.83)	$(0.59)
Diluted net loss per share attributable to BlackLine, Inc.	$(1.97)	$(0.83)	$(0.59)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options with service-only vesting conditions	2,739	2,944	3,486
Stock options with performance conditions	—	483	683
Restricted stock units	1,503	2,072	1,654
Total shares excluded from net loss per share	4,242	5,499	5,823
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
Note 15—Contingent Consideration
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition.  As a condition of the 2013 Acquisition, the Company is required to pay additional cash consideration to certain equity holders if the Company realizes a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition. The maximum contingent cash consideration to be distributed is $8.0 million. The fair value of the contingent consideration liability was $6.3 million and $6.4 million at December 31, 2021 and 2020, respectively. See Note 2 for additional information regarding the valuation of the contingent consideration.
As a condition of the Rimilia Acquisition, the Company agreed to pay additional cash consideration if Rimilia realized certain Rimilia ARR thresholds in each year over a two-year period subsequent to the acquisition date. The maximum contingent cash consideration payable was $30.0 million. During fiscal 2021, Rimilia did not meet specified ARR thresholds which relieved the Company of its obligation to pay some of the additional consideration. The Company recorded a reversal of expense which, when partially offset by a revaluation of contingent consideration related to remaining ARR thresholds, reduced the consideration payable by $2.7 million during the year ended December 31, 2021. As of December 31, 2021, the maximum contingent cash consideration payable for Rimilia is $15.0 million, and the Company has recognized a liability of $14.4 million equal to the estimated fair value of the contingent consideration payable. The fair value of the contingent consideration liability was $17.1 million at December 31, 2020. See Note 2 for additional information regarding the valuation of the contingent consideration.
Note 16—Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2021 and 2020, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 17—Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s bi-weekly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s bi-weekly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $5.9 million, $4.7 million, and $3.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 18—Geographic Information
The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	Year Ended December 31,
	2021	2020
United States	$20,350	$17,600
International	12,235	4,347
	$32,585	$21,947
Note 19—Unaudited Quarterly Data
The following table sets forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2021 and 2020. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements.  In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data.

	Quarter Ended
	2021				2020
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$115,326	$109,402	$102,122	$98,856	$95,710	$90,157	$83,272	$82,598
Gross profit	$87,354	$84,965	$78,550	$76,966	$76,528	$73,175	$66,529	$66,533
Net loss	$(32,476)	$(9,718)	$(25,576)	$(33,224)	$(12,634)	$(7,857)	$(7,941)	$(10,970)
Net loss attributable to non-controlling interest	$(177)	$(252)	$(284)	$(197)	$(268)	$(425)	$(328)	$(328)
Adjustment attributable to non-controlling interest	$4,711	$4,275	$154	$5,937	$4,619	$1,319	$719	$2,201
Net loss attributable to BlackLine, Inc.	$(37,010)	$(13,741)	$(25,446)	$(38,964)	$(16,985)	$(8,751)	$(8,332)	$(12,843)
Basic net loss per share attributable to BlackLine, Inc.	$(0.63)	$(0.23)	$(0.44)	$(0.67)	$(0.30)	$(0.15)	$(0.15)	$(0.23)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.63)	$(0.23)	$(0.44)	$(0.67)	$(0.30)	$(0.15)	$(0.15)	$(0.23)
Note 20—Subsequent Events
FourQ Systems, Inc. Acquisition
On January 26, 2022, we completed the acquisition of FourQ Systems, Inc. ("Four Q"), a leader in intercompany financial management technology. With FourQ, BlackLine seeks to enhance its existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes and accelerating BlackLine’s larger, long-term plan for transforming and modernizing finance and accounting.
We acquired all of the equity interests in FourQ for consideration of $165.0 million payable at close. The final purchase price consideration will also include an estimate for contingent consideration of up to $75.0 million over the next three years subject to certain financial performance milestones. The fair value estimate of contingent consideration is in the early stages of analysis. The purchase price is also subject to certain post-closing purchase price adjustments, including working capital adjustments.
Given the recent timing of the closing of this acquisition, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ending March 31, 2022.
Equity Grants
On February 16, 2022, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The vast majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2022 and quarterly thereafter for 12 consecutive quarters.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Los Angeles, CA.
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 is not deemed “filed” as part of this Annual Report on Form 10-K.
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
3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2	Description of Registrant’s Securities	10-K	001-37924	4.2	February 25, 2021
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017
4.6	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017
4.7	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019
4.8	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	001-37924	4.1	August 13, 2019
10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018
10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.18*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.19*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.20*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.21*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.22	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.23	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.24	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.25	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.26	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Huffman	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Marc Huffman

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Patrick Villanova

/s/ Owen Ryan	Director	February 25, 2022
Owen Ryan

/s/ Graham Smith	Director	February 25, 2022
Graham Smith

/s/ Kevin Thompson	Director	February 25, 2022
Kevin Thompson

/s/ Therese Tucker	Director	February 25, 2022
Therese Tucker

/s/ Thomas Unterman	Director	February 25, 2022
Thomas Unterman

/s/ Sophia Velastegui	Director	February 25, 2022
Sophia Velastegui

/s/ Barbara Whye	Director	February 25, 2022
Barbara Whye

/s/ Mika Yamamoto	Director	February 25, 2022
Mika Yamamoto