Form 10-K/A
period 2021-12-31
BLACKLINE, INC.
filed 2022-03-24
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
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

EXPLANATORY NOTE
BlackLine, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) solely to include PricewaterhouseCoopers LLP’s conformed signature in the Report of Independent Registered Public Accounting Firm which was inadvertently omitted in the as-filed version. The signed report was received by us prior to the original filing. No other changes have been made to the Form 10-K.

This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

PART II
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

/s/ PricewaterhouseCoopers LLP
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
3.Exhibits:
The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-37924	3.3	December 12, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2	Description of Registrant’s Securities	10-K	001-37924	4.2	February 25, 2021
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017
4.6	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017
4.7	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019
4.8	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	001-37924	4.1	August 13, 2019
10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018
10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.18*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.19*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.20*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.21*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.22	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.23	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.24	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.25	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.26	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019
21.1	List of subsidiaries of the Company.	10-K	001-37924	21.1	February 25, 2022
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on page 103 of the original 10-K).	10-K	001-37924	24.1	February 25, 2022

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

BLACKLINE, INC.

By:	/s/ Marc Huffman
Name:	Marc Huffman
Title:	Chief Executive Officer