Form 10-Q
period 2022-03-31
BLACKLINE, INC.
filed 2022-05-10
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 29, 2022 was 59,312,163.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$365,522	$539,739
Marketable securities (amortized cost of $666,091 and $658,886 at March 31, 2022 and December 31, 2021, respectively)	666,122	658,964
Accounts receivable, net of allowances for credit losses of $3,013 and $2,923 at March 31, 2022 and December 31, 2021, respectively	117,554	125,130
Prepaid expenses and other current assets	22,278	23,855
Total current assets	1,171,476	1,347,688
Capitalized software development costs, net	25,489	23,547
Property and equipment, net	15,977	16,321
Intangible assets, net	106,433	36,195
Goodwill	443,861	289,710
Operating lease right-of-use assets	16,906	16,264
Other assets	90,088	87,853
Total assets	$1,870,230	$1,817,578
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,285	$7,471
Accrued expenses and other current liabilities	38,401	50,930
Deferred revenue	242,300	242,429
Finance lease liabilities, current	399	373
Operating lease liabilities, current	5,231	4,936
Contingent consideration, current	36,878	16,438
Total current liabilities	339,494	322,577
Finance lease liabilities, noncurrent	724	824
Operating lease liabilities, noncurrent	13,338	13,248
Convertible senior notes, net	1,380,152	1,114,239
Contingent consideration, noncurrent	37,985	4,294
Deferred tax liabilities, net	5,809	8,175
Deferred revenue, noncurrent	262	362
Other long-term liabilities	1,187	124
Total liabilities	1,778,951	1,463,843
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	25,151	28,699
Stockholders' equity:
Common stock	593	590
Additional paid-in capital	318,297	625,883
Accumulated other comprehensive income	113	298
Accumulated deficit	(252,875)	(301,735)
Total stockholders' equity	66,128	325,036
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,870,230	$1,817,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2022	2021
Revenues
Subscription and support	$113,525	$91,655
Professional services	6,711	7,201
Total revenues	120,236	98,856
Cost of revenues
Subscription and support	24,156	15,425
Professional services	6,517	6,465
Total cost of revenues	30,673	21,890
Gross profit	89,563	76,966
Operating expenses
Sales and marketing	60,027	48,429
Research and development	25,248	18,973
General and administrative	29,652	28,269
Total operating expenses	114,927	95,671
Loss from operations	(25,364)	(18,705)
Other income (expense)
Interest income	518	94
Interest expense	(1,447)	(14,804)
Other expense, net	(929)	(14,710)
Loss before income taxes	(26,293)	(33,415)
Benefit from income taxes	(12,862)	(191)
Net loss	(13,431)	(33,224)
Net loss attributable to non-controlling interest	(3)	(197)
Adjustment attributable to non-controlling interest	(3,417)	5,937
Net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)
Basic net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.67)
Shares used to calculate basic net loss per share	59,123	57,860
Diluted net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.67)
Shares used to calculate diluted net loss per share	59,123	57,860
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2022	2021
Net loss	$(13,431)	$(33,224)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters ended March 31, 2022 and 2021	(47)	24
Foreign currency translation	(266)	(210)
Other comprehensive loss	(313)	(186)
Comprehensive loss	(13,744)	(33,410)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(3)	(197)
Foreign currency translation attributable to redeemable non-controlling interest	(128)	(105)
Comprehensive loss attributable to redeemable non-controlling interest	(131)	(302)
Comprehensive loss attributable to BlackLine, Inc.	$(13,613)	$(33,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	71	1	1,386	—	—	1,387
Vesting of restricted stock units	238	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(4,187)	—	—	(4,187)
Stock-based compensation	—	—	16,216	—	—	16,216
Other comprehensive loss	—	—	—	(185)	—	(185)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,417	—	(13,428)	(10,011)
Balance at March 31, 2022	59,293	$593	$318,297	$113	$(252,875)	$66,128

	Quarter Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	98	1	2,148	—	—	2,149
Vesting of restricted stock units	258	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(5,134)	—	—	(5,134)
Stock-based compensation	—	—	15,203	—	—	15,203
Other comprehensive income				(81)		(81)
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	266,017	—	—	266,017
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,937)	—	(33,027)	(38,964)
Balance at March 31, 2021	58,038	$580	$573,431	$295	$(234,678)	$339,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(3,420)	5,740
Net loss	(13,431)	(33,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,147	6,542
Change in fair value of contingent consideration	(1,816)	7,702
Amortization of debt discount and issuance costs	1,357	7,651
Stock-based compensation	15,902	14,794
Loss on extinguishment of convertible senior notes	—	7,012
Noncash lease expense	1,445	1,025
Amortization (accretion) of purchase discounts on marketable securities, net	95	(33)
Net foreign currency (gains) losses	(182)	333
Deferred income taxes	(14,156)	7
Provision for (benefit from) credit losses	28	(8)
Changes in operating assets and liabilities:
Accounts receivable	9,459	20,980
Prepaid expenses and other current assets	2,576	(672)
Other assets	(2,094)	(3,456)
Accounts payable	6,555	652
Accrued expenses and other current liabilities	(13,815)	(2,075)
Deferred revenue	(460)	2,333
Operating lease liabilities	(1,440)	(1,058)
Other long-term liabilities	1,006	—
Net cash provided by operating activities	176	28,505
Cash flows from investing activities
Purchases of marketable securities	(335,550)	(308,937)
Proceeds from maturities of marketable securities	328,250	175,209
Capitalized software development costs	(4,657)	(4,021)
Purchases of property and equipment	(1,528)	(1,096)
Acquisition, net of cash acquired	(157,738)	—
Net cash used in investing activities	(171,223)	(138,845)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,129,106
Partial repurchase of convertible senior notes	—	(432,230)
Purchase of capped calls related to convertible senior notes	—	(102,350)
Principal payments under finance lease obligations	(106)	—
Proceeds from exercises of stock options	1,389	2,151
Acquisition of common stock for tax withholding obligations	(4,187)	(5,134)
Financed purchases of property and equipment	—	(169)
Net cash provided by (used in) financing activities	(2,904)	591,374
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(271)	(210)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(174,222)	480,824
Cash, cash equivalents, and restricted cash, beginning of period	539,991	367,913
Cash, cash equivalents, and restricted cash, end of period	$365,769	$848,737
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$365,522	$848,268
Restricted cash included within prepaid expenses and other current assets at end of period	—	208
Restricted cash included within other assets at end of period	247	261
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$365,769	$848,737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2022	2021
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$262,130	$—
Estimated fair value of contingent consideration	$55,947	$—
Stock-based compensation capitalized for software development	$382	$409
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$995	$365
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$454	$451
Debt issuance costs included in accrued expenses and additional paid-in capital at end of period	$—	$312
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
On January 26, 2022, the Company acquired FourQ Systems, Inc. (“FourQ”), hereinafter referred to as the “FourQ Acquisition.” The primary purpose of the FourQ Acquisition was to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes.
The Company is headquartered in Woodland Hills, California and has offices in Pleasanton, California, as well as in Australia, Canada, France, Germany, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and as amended in the Annual Report on Form 10-K/A filed on March 24, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements at and for the quarter ended March 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies except for the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as discussed below and the accounting for acquired deferred tax liabilities in a business combination as discussed in Note 10.
Recently-adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The Company adopted the provisions of the new standard effective January 1, 2022 using the modified retrospective method, which resulted in an adjustment of $324.4 million, net of tax of $2.4 million to reclassify the remaining balance of the conversion feature recorded in additional paid in capital to convertible debt for $262.1 million and retained earnings for $62.3 million. Accordingly, the Company no longer carries an equity component of the convertible notes.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company adopted the provisions of the new standard effective January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Recently-issued accounting pronouncements not yet adopted
In January 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-01, Derivatives and Hedging, which expands the scope of the portfolio layer method to include non-prepayable financial assets, and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. For public business entities, it is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has not used derivative instruments to mitigate the impact of our market risk exposures, has not adopted the provisions of the new standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended March 31,
	2022	2021
Balance at beginning of period	$28,699	$12,524
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(3)	(197)
Foreign currency translation	(128)	(105)
Adjustment to redeemable non-controlling interest	(3,417)	5,937
Balance at end of period	$25,151	$18,159

Note 4 — Business Combinations
Acquisition of FourQ
On January 26, 2022 the Company completed the FourQ acquisition for cash consideration of $160.2 million payable at the closing of the acquisition with additional cash payments of up to $73.2 million payable upon certain earnout conditions being met. The FourQ Acquisition enhances the Company's existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees related to the transaction, incurred by the Company totaling approximately $3.1 million were expensed as incurred during the quarter ended March 31, 2022.
The contingent consideration was classified as a liability and included in contingent consideration on the accompanying condensed consolidated balance sheet at March 31, 2022. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date, as well as the discount rate. At March 31, 2022, the fair value of the contingent consideration liability was $55.9 million.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation is preliminary.

The purchase consideration and major classes of assets and liabilities to which the Company allocated the total fair value of purchase consideration of $214.2 million were as follows (in thousands):

Cash consideration	$160,224
Post-acquisition working capital adjustment	(635)
Contingent consideration	55,947
Less: One-time expense related to accelerated vesting	(1,322)
Purchase consideration	$214,214

Cash and cash equivalents	$1,164
Accounts receivable, net	1,853
Prepaid expenses and other current assets	410
Other assets	143
Property and equipment	659
Intangible assets	74,400
Goodwill	154,151
Accounts payable	(1,537)
Accrued liabilities	(2,585)
Deferred revenue	(231)
Deferred tax liabilities, net	(14,213)
Total consideration	$214,214
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.
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

	Amortization Period	Fair Value (in thousands)
Developed technology	7	$64,900
Customer relationships	3	9,500
		$74,400
The weighted average lives of intangible assets at the acquisition date was 6.5 years.
The identified intangible assets, developed technology and customer relationships, were valued as follows:
Developed technology – The Company valued the finite-lived developed technology using the multi-period excess earnings model ("MPEEM") under the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company applied judgment which involves the use of significant assumptions with respect to the discount rate, obsolescence rate, revenue forecasts, research and development for future technology, and EBITDA forecasts.
Customer relationships – The Company valued the finite-lived customer relationships using the differential cash flow (with-and-without) model. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. The Company applied judgment, which involved the use of significant assumptions with respect to the discount rate and the customer ramp-up rate.

The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results for the quarter ended March 31, 2022. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the Company’s consolidated financial statements would be immaterial.
Note 5—Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,716)	$2,261
Developed technology	129,258	(45,484)	83,774
Customer relationships	26,089	(7,395)	18,694
Defensive patent	2,333	(629)	1,704
	$173,657	$(67,224)	$106,433

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,317)	$2,660
Developed technology	64,358	(43,148)	21,210
Customer relationships	16,589	(6,046)	10,543
Defensive patent	2,333	(551)	1,782
	$99,257	$(63,062)	$36,195
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2021	$289,710
Additions from acquisitions	154,151
Balance at March 31, 2022	$443,861
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$164,845	$4	$(209)	$164,640
Corporate bonds	75,694	528	(18)	76,204
Commercial paper	425,552	—	(274)	425,278
	$666,091	$532	$(501)	$666,122

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
Corporate bonds	$74,144	346	(10)	$74,480
Commercial paper	584,742	—	(258)	584,484
	$658,886	$346	$(268)	$658,964
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the accompanying condensed consolidated statements of operations, were immaterial for the quarters ended March 31, 2022 and 2021.
Net gains and losses are determined using the specific identification method. During the quarter ended March 31, 2022 and 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $406.1 million and $379.7 million, and $0.5 million and $0.3 million of unrealized losses at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of March 31, 2022 or December 31, 2021.
The Company’s marketable securities as of March 31, 2022 have a contractual maturity of less than 1 year.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred customer contract acquisition costs	$81,880	$79,961
Restricted cash	247	252
Capitalized software implementation costs	4,257	7,023
Other assets	3,704	617
	$90,088	$87,853
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued salaries and employee benefits	$23,242	$32,156
Accrued income and other taxes payable	8,288	9,770
Other accrued expenses and current liabilities	6,871	9,004
	$38,401	$50,930

Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$110,937	$—	$—	$110,937
U.S. treasury securities	10,497	—	—	10,497
U.S. government agencies	—	14,985	—	14,985
Commercial paper	—	90,437	—	90,437
Marketable securities
U.S. treasury securities	164,641	—	—	164,641
Corporate bonds	—	76,203	—	76,203
Commercial paper	—	425,278	—	425,278
Total assets	$286,075	$606,903	$—	$892,978
Liabilities
Contingent consideration	$—	$—	$74,863	$74,863
Total liabilities	$—	$—	$74,863	$74,863

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$432,110	$—	$—	$432,110
Marketable securities
Corporate bonds	—	74,480	—	74,480
Commercial paper	—	584,484	—	584,484
Total assets	$432,110	$658,964	$—	$1,091,074
Liabilities
Contingent consideration	$—	$—	$20,732	$20,732
Total liabilities	$—	$—	$20,732	$20,732
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2022	2021
Beginning fair value	$20,732	$23,490
Additions in the period	55,947	—
Change in fair value	(1,816)	7,702
Ending fair value	$74,863	$31,192
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
To determine the fair value of the contingent consideration related to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two-year period subsequent to the acquisition, as well as the appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Changes in the significant inputs used in the fair value measurement, specifically a change to Rimilia ARR can significantly impact the fair value of the contingent consideration liability. At March 31, 2022, the fair value of the contingent consideration liability was $12.5 million.
To determine the fair value of the contingent consideration related to the FourQ Acquisition, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date, as well as the discount rate. At March 31, 2022, the fair value of the contingent consideration liability was $55.9 million.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 8 – Convertible Senior Notes
2024 Notes
The 2024 Notes consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Liability:
Principal	$250,000	$250,000
Unamortized debt discount	—	(31,562)
Unamortized debt issuance costs	(3,044)	(2,938)
Net carrying amount	$246,956	$215,500
Carrying amount of the equity component	$—	$55,615
The Company carries the 2024 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at March 31, 2022, was approximately $307.5 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2022, the Company recognized $0.3 million of interest expense related to the amortization of issuance costs and $0.1 million of coupon interest expense. During the quarter ended March 31, 2021, the Company recognized $5.3 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense.
At March 31, 2022, the remaining life of the 2024 Notes was approximately 28 months.

The 2024 Notes were convertible at December 31, 2021. As a result, holders had the option to convert their Notes at any time during the quarter ended March 31, 2022. The Company did not receive any conversion requests for the 2024 Notes through March 31, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

There have been no changes to the condition of the 2024 Capped Calls since December 31, 2021, and the Capped Calls are still outstanding as of March 31, 2022.

2026 Notes
The 2026 Notes consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(237,096)
Unamortized debt issuance costs	(16,804)	(14,165)
Net carrying amount	$1,133,196	$898,739
Carrying amount of the equity component	$—	$271,229
The Company carries the 2026 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at March 31, 2022, was approximately $975.3 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2022, the Company recognized $1.0 million of interest expense related to the amortization of issuance costs.
At March 31, 2022, the remaining life of the 2026 Notes was approximately 48 months.
The 2026 Notes were not convertible at March 31, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2026 Capped Calls since December 31, 2021, and the Capped Calls are still outstanding as of March 31, 2022.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended March 31,
	2022	2021
Cost of revenues	$1,714	$1,750
Sales and marketing	5,924	5,251
Research and development	2,897	2,611
General and administrative	5,367	5,182
	$15,902	$14,794
For the quarters ended March 31, 2022 and 2021, stock-based compensation capitalized as an asset was $0.4 million and $0.4 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2021	2,739
Granted	—
Exercised	(74)
Forfeited/canceled	(8)
Nonvested at March 31, 2022	2,657

Restricted stock units
The following table summarizes activity for restricted stock units (in thousands):

Nonvested at December 31, 2021	1,503
Granted	114
Vested	(292)
Forfeited/canceled	(54)
Outstanding at March 31, 2022	1,271
Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended March 31, 2022 and 2021, the Company recorded $12.9 million and $0.2 million in income tax benefit, respectively. The increase in income tax benefit for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, resulted primarily from a partial release of $14.0 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of existing BlackLine deferred tax assets. The increase was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions. For the quarters ended March 31, 2022 and 2021, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

The Company acquired FourQ deferred tax liabilities of $17.7 million, which are a source of taxable income to support recognition of acquired FourQ deferred tax assets and existing BlackLine deferred tax assets. BlackLine elected to consider the recoverability of the acquired deferred tax assets before considering the recoverability of existing BlackLine deferred tax assets. The acquired net deferred tax liabilities resulted in a release of BlackLine’s existing valuation allowance through earnings of $14.0 million during the quarter ended March 31, 2022.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2022	2021
Numerator:
Net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)
Denominator:
Weighted average shares	59,123	57,860
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	59,123	57,860
Basic net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.67)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.17)	$(0.67)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Quarter Ended March 31,
	2022	2021
Stock options with service-only vesting conditions	2,657	3,021
Restricted stock units	1,271	2,107
Total shares excluded from net loss per share	3,928	5,128

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
Note 12 – Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $98.3 million and $79.4 million was recognized during the quarters ended March 31, 2022 and 2021, respectively, that was previously included in the deferred revenue balance at December 31, 2021 and 2020, respectively.
Contracted not recognized revenue was $661.3 million at March 31, 2022, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2022	2021
United States	$85,682	$72,041
International	34,554	26,815
	$120,236	$98,856
Note 15 – Subsequent Events
On April 4, 2022, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants totaling 0.9 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2022 and quarterly thereafter for 12 consecutive quarters.

On April 4, 2022, the Compensation Committee of the Board of Directors of BlackLine, Inc. also approved performance stock unit grants totaling 0.2 million shares at target. Once specified performance metrics are met, each performance stock unit entitles the recipient to receive one share of common stock upon vesting of the award.

The performance stock units will vest as to one-third of the total number of units awarded equally over the next three fiscal years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2022 (“Annual Report on Form 10-K”), and as amended in the Annual Report on Form 10-K/A filed on March 24, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
At March 31, 2022, we had 337,939 individual users across 3,897 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derive approximately 94% of our revenue from subscriptions to our cloud-based software platform and approximately 6% from professional services for the quarter ended March 31, 2022. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
We typically invoice customers annually in advance for subscriptions. We also invoice fixed fee implementations in advance and professional services on a time-and-materials basis. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our consolidated balance sheet.
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s enterprise resource planning (“ERP”) solutions, and SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. In the first quarter of 2022, we entered into an agreement with Google Cloud in which the two companies will collaborate on joint selling and go-to-market activities and bring enhanced automation solutions for finance and accounting to new and existing customers.

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
For the quarters ended March 31, 2022 and 2021, we had revenues totaling $120.2 million and $98.9 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $10.0 million and $39.0 million, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken precautionary measures in accordance with guidance provided by government agencies in order to minimize the risk of the virus to our employees, customers and communities in which we operate, as well as assisted our customers with ongoing challenges associated with the pandemic. Specifically, we responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals. For a time, we offered free access to our entire training library and offered existing customers six months of complimentary access to the Task Management and Reporting modules to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
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

	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022
Dollar-based net revenue retention rate	106%	106%	108%	109%	110%
Number of customers	3,482	3,598	3,704	3,825	3,897
Number of users	297,060	304,224	315,144	328,389	337,939
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2022, our dollar-based net revenue retention rate increased primarily due to higher net growth in customer accounts. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2022 and 2021, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are selling an increasing volume of transactions for our non-user based strategic products, such as Transaction Matching, Intercompany, and Cash Application.
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

	Quarter Ended March 31,
	2022	2021
	(in thousands, except percentages)
GAAP gross profit	$89,563	$76,966
GAAP gross margin	74.5%	77.9%
GAAP net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)

	Quarter Ended March 31,
	2022	2021
	(in thousands, except percentages)
Non-GAAP gross profit	$93,886	$79,381
Non-GAAP gross margin	78.1%	80.3%
Non-GAAP net income attributable to BlackLine, Inc.	$702	$7,099

Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of acquired developed technology, transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses) and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. BlackLine believes that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.

Non-GAAP Net Income (loss) attributable to BlackLine and Diluted Non-GAAP Net Income (loss) attributable to BlackLine, Inc. per share. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net loss attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related-related costs, legal settlement gains, adjustment to the value of the redeemable non-controlling interest to the redemption amount, and loss on extinguishment of convertible senior notes. Diluted non-GAAP net income attributable to BlackLine, Inc. per share includes the adjustment for shares resulting from the elimination of stock-based compensation. The Company believes that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by the company’s acquisitions and other related costs in order to allow a direct comparison of net loss between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended March 31,
	2022	2021
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$89,563	$76,966
Amortization of acquired developed technology	2,337	665
Stock-based compensation expense	1,714	1,750
Transaction-related costs	272	—
Total non-GAAP gross profit	$93,886	$79,381
Gross margin	74.5%	77.9%
Non-GAAP gross margin	78.1%	80.3%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)
Provision for (benefit from) income taxes	(13,136)	81
Amortization of intangible assets	4,162	2,893
Stock-based compensation	15,840	14,787
Amortization of debt discount and issuance costs	1,357	7,651
Change in fair value of contingent consideration	(1,816)	7,702
Transaction-related costs	7,033	—
Legal settlement costs	690	—
Adjustment to redeemable non-controlling interest	(3,417)	5,937
Loss on extinguishment of convertible senior notes	—	7,012
Total non-GAAP net income attributable to BlackLine, Inc.	$702	$7,099

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2022	2021
	(in thousands)
Revenues
Subscription and support	$113,525	$91,655
Professional services	6,711	7,201
Total revenues	120,236	98,856
Cost of revenues
Subscription and support	24,156	15,425
Professional services	6,517	6,465
Total cost of revenues	30,673	21,890
Gross profit	89,563	76,966
Operating expenses
Sales and marketing	60,027	48,429
Research and development	25,248	18,973
General and administrative	29,652	28,269
Total operating expenses	114,927	95,671
Loss from operations	(25,364)	(18,705)
Other income (expense)
Interest income	518	94
Interest expense	(1,447)	(14,804)
Other expense, net	(929)	(14,710)
Loss before income taxes	(26,293)	(33,415)
Benefit from income taxes	(12,862)	(191)
Net loss	(13,431)	(33,224)
Net loss attributable to non-controlling interest	(3)	(197)
Adjustment attributable to non-controlling interest	(3,417)	5,937
Net loss attributable to BlackLine, Inc.	$(10,011)	$(38,964)
Comparison of Quarters Ended March 31, 2022 and 2021
Revenues

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$113,525	$91,655	$21,870	24%
Professional services	6,711	7,201	(490)	(7)%
Total revenues	$120,236	$98,856	$21,380	22%

	March 31,
	2022	2021
Dollar-based net revenue retention rate	110%	106%
Number of customers	3,897	3,482
Number of users	337,939	297,060
The increase in revenues for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales, as well as revenues of $2.7 million from FourQ. The total number of customers and users at March 31, 2022 increased by 12% and 14%, respectively, as compared to March 31, 2021.
Cost of revenues

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$24,156	$15,425	$8,731	57%
Professional services	6,517	6,465	52	1%
Total cost of revenues	$30,673	21,890	8,783	40%
Gross margin	74.5%	77.9%
The increase in total cost of revenues for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to the following:
•$3.4 million increase in computer software expenses due primarily to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the FourQ acquisition;
•$2.0 million increase in depreciation and amortization mainly due to the addition of developed technology from the FourQ acquisition;
•$1.3 million increase in salaries, benefits, and stock-based compensation driven primarily by higher average cost of revenues-related headcount;
•$1.1 million increase in professional services expense; and
•$1.0 million increase in amortization of developed technology due to net additions to software placed into service.
Sales and marketing

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$60,027	$48,429	$11,598	24%
Percentage of total revenues	49.9%	49.0%
The increase in sales and marketing expenses for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to the following:
•$10.0 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions. Sales and marketing average headcount increased by 187 at the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021;
•$0.6 million increase in transaction-related costs incurred in connection with the FourQ acquisition; and
•$0.6 million increase in computer software spending to accommodate the increase in headcount.

Research and development

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development, gross	$29,571	$22,557	$7,014	31%
Capitalized internally developed software costs	(4,323)	(3,584)	(739)	21%
Research and development, net	$25,248	$18,973	$6,275	33%
Percentage of total revenues	21.0%	19.2%
The increase in research and development expenses for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to the following:
•$3.9 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount of 84 from the quarter ended March 31, 2021 to the quarter ended March 31, 2022;
•$1.5 million in transaction-related costs incurred in connection with the FourQ acquisition;
•$1.2 million increase in spending on outside consultants primarily for development services; partially offset by
•$0.7 million increase in capitalized software due to significant new and enhanced functionality of our solutions, as well as increased capitalized labor costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$29,652	$28,269	$1,383	5%
Percentage of total revenues	24.7%	28.6%
The increase in general and administrative expenses for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to the following:
•$4.6 million in transaction-related costs incurred in connection with the FourQ acquisition;
•$2.8 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount of 39 from the quarter ended March 31, 2021 to the quarter ended March 31, 2022;
•$2.1 million increase for recruitment, legal and other services; and
•$0.7 million for legal settlement costs; partially offset by
•$9.5 million net decrease related to changes in fair value of contingent consideration.
Interest income

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$518	$94	$424	451%
The increase in interest income during the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily due to an increase in average interest rates in the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021.

Interest expense

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest expense	$1,447	$14,804	$(13,357)	(90)%
The decrease in interest expense during the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021 was due to the elimination of the debt discount amortization on the 2024 and 2026 notes, and a loss of $7.0 million on the partial extinguishment of the 2024 notes in the quarter ended March 31, 2021 that did not recur in the current quarter, partially offset by an increase in the amortization of debt issuance costs following the adoption of ASU 2020-06, Debt - Debt with Conversion and other Options.
Benefit from income taxes

	Quarter Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Benefit from income taxes	$(12,862)	$(191)	$(12,671)	6634%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended March 31, 2022, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the quarters ended March 31, 2022 and 2021, the Company recorded $12.9 million and $0.2 million in income tax benefit, respectively. The increase in income tax benefit for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, resulted primarily from a partial release of $14.0 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of acquired deferred tax assets and existing BlackLine deferred tax assets. The increase was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At March 31, 2022, our principal sources of liquidity were an aggregate of $1.0 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds and commercial paper. We had $1.4 billion aggregate principal amount of Notes outstanding at March 31, 2022.
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
The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of March 31, 2022, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price.
The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of March 31, 2022, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of March 31, 2022, we have obligations totaling $19.7 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. As at March 31, 2022, we have $53.0 million of contractual obligations related to four commitments, with $6.4 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are potentially required to pay the following amounts:
•a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition should we realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition;
•a maximum of $15.0 million of contingent consideration related to the Rimilia Acquisition if certain Rimilia Annual Recurring Revenue ("ARR") thresholds are met during the second year subsequent to the acquisition date; and
•a maximum of $73.2 million of contingent consideration over the next three years related to our FourQ Acquisition if certain financial performance milestones are met.
Unrecognized Tax Liabilities
As of March 31, 2022, while we have liabilities for unrecognized tax benefits of $4.8 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at March 31, 2022 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$282	$—	$—	$34	$248
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Future Capital Requirements
Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts, future merger and acquisition activity, and the continuing market acceptance of our solutions. From time to time, we have required, and may in the future require or opportunistically raise, additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$176	$28,505
Net cash used in investing activities	$(171,223)	$(138,845)
Net cash provided by (used in) financing activities	$(2,904)	$591,374
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
For the quarter ended March 31, 2022, cash provided by operations was $0.2 million, resulting from net non-cash expenses of $11.8 million and net cash flows provided as a result of changes in operating assets and liabilities of $1.8 million, partially offset by our net loss of $13.4 million. The $1.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$9.5 million decrease in accounts receivable due to increased collections;
•$6.6 million increase in accounts payable;
•$2.6 million decrease in prepaid expenses and other current assets; and
•$1.0 million increase in other long-term liabilities.
These changes in our operating assets and liabilities were partially offset by the following:
•$13.8 million decrease in accrued expenses and other current liabilities;
•$2.1 million increase in other assets due to higher prepaid commissions related to increased sales; and
•$1.4 million decrease in operating lease liabilities.
For the quarter ended March 31, 2021, cash provided by operations was $28.5 million, resulting from net non-cash expenses of $45.0 million, and net cash flow provided as a result of changes in operating assets and liabilities of $16.7 million, partially offset by our net loss of $33.2 million. The $16.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:
•$21.0 million decrease in accounts receivable due to increased collections;
•$2.3 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•$0.7 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•$3.5 million increase in other assets due to higher capitalized commissions related to increased sales;
•$2.1 million decrease in accrued expenses and other current liabilities primarily associated with payments of the 2020 employee bonuses during the quarter ended March 31, 2021;
•$1.1 million decrease in operating lease liabilities; and
•$0.7 million increase in prepaid expenses and other current assets.
Net Cash Used In Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the quarter ended March 31, 2022, cash used in investing activities was $171.2 million as a result of the following:

•$157.7 million, net of cash acquired, paid for the acquisition of FourQ;
•$7.3 million of purchases of marketable securities, net of proceeds from maturities;
•$4.7 million for capitalized software development costs; and
•$1.5 million in purchases of property and equipment.
For the quarter ended March 31, 2021, cash used in investing activities was $138.8 million as a result of the following:
•$133.7 million of purchases of marketable securities, net of proceeds from maturities;
•$4.0 million in capitalized software development costs; and
•$1.1 million in purchases of property and equipment.
Net Cash Provided By (Used in) Financing Activities
For the quarter ended March 31, 2022, cash used in financing activities was $2.9 million as a result of the following:
•$4.2 million of acquisitions of common stock for tax withholding obligations, partially offset by
•$1.4 million of proceeds from exercise of stock options.
For the quarter ended March 31, 2021, cash provided by financing activities was $591.4 million primarily as a result of the following:
•$594.5 million from the issuance of the 2026 notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls;
•$2.2 million of proceeds from exercises of stock options; partly offset by
•$5.1 million of acquisitions of common stock for tax withholding obligations.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We had cash and cash equivalents and marketable securities of $1.0 billion at March 31, 2022. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Hong Kong Dollar, Indonesian Rupiah, Japanese Yen, Malaysian Ringgit, Norwegian Krone, Philippine Peso, Polish Zloty, Romanian Leu, Singapore Dollar, South African Rand, Swedish Krona, and Swiss Franc due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flow. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at March 31, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The ongoing COVID-19 pandemic is having a material adverse impact on the operations and financial performance of some of our customers in industries that we serve and could harm our business and operating results.
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
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have affected us, our customers, and our vendors. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. While COVID-19 related restrictions have eased in many locations pursuant to Centers for Disease Control ("CDC") guidelines and other governmental and local regulations, such restrictions could change and evolve further as a result of updated guidance from the CDC, and any subsequent COVID-19 variants. These evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
The ongoing COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries that we serve and could harm our business and operating results.
In response to the ongoing COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business. We continue to monitor the situation and adjust our policies to reflect current CDC and other governmental and local protocols and guidance related to COVID-19, including changes to such protocols and guidance due to COVID-19 variants. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results. In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,812 at March 31, 2022 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by restrictions on travel and social distancing requirements, as well as labor shortages associated with the ongoing COVID-19 pandemic. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. COVID-19 has adversely affected economies and financial markets globally, with many businesses cutting spending on information technology deemed nonessential. During the past twelve months, we have seen certain new and existing customers halt or decrease investment in infrastructure, which has negatively impacted our business, operating results, and financial condition. Future deterioration in general economic conditions, including as a result of COVID-19 or the war in Ukraine, or a slow economic recovery, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of March 31, 2022, our sales and marketing teams included 792 employees. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with customers in those industries during the pandemic, which could harm our customer base.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macro-economic conditions, such as a recession or rising inflation rates or an economic slowdown in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing.
In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, such as trade sanctions against Russia in response to the war in Ukraine, could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $10.0 million and $39.0 million for the quarters ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $252.9 million at March 31, 2022. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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

•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the effects of COVID-19 or the war in Ukraine;
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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2022, we had goodwill and intangible assets with a net book value of $550.3 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”) of $277.2 million and $147.6 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we completed the Rimilia Acquisition, in which we acquired a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. On January 26, 2022, we acquired FourQ, which is a U.S.-based company with operations in India and Mexico. We derived approximately 29% and 27% of our revenues from sales outside the United States in the quarters ended March 31, 2022 and 2021, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
•localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions, such as sanctions against Russia in response to the war in Ukraine;
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
•the impact of natural disasters, climate change, war, including the war in Ukraine, and public health pandemics, such as COVID-19, on employees, customers, partners, third-party contractors, travel and the global economy; and
•reduced or varied protection for intellectual property rights in some countries.
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
We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania, India, and China. Outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have required us to shut down certain workplaces, which could decrease productivity and increase reliance on remote solutions, which present different security challenges. Further, ongoing geopolitical tensions related to Russia's invasion of Ukraine have affected other regions, such as China and Germany, which may negatively impact our third-party contractors in those locations. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.
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
With regard to transfers of personal data from EU data subjects, the “Schrems II” decision issued by the Court of Justice of the European Union ("CJEU") on July 16, 2020 invalidated the EU-U.S. Privacy Shield framework, and the Swiss data protection authority determined that the Swiss-U.S. Privacy Shield was no longer sufficient for the United States to be deemed adequate as a data transfer party. Following these decisions, we rely on the EU Standard Contractual Clauses (the "SCCs") as our primary mechanism for transfer of personal data of EU data subjects from the European Economic Area (the "EEA") and Switzerland to other jurisdictions without the European Commission's adequacy decision, including the United States. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU's decision and other developments, and were and are required to be put in place over time. The new SCCs and guidance provided by the European Data Protection Board (the "Recommendations") obligate BlackLine to conduct transfer impact assessments for cross-border data transfers and possibly adopt supplemental security measures. There is no guarantee that our customers will be satisfied with our assessments or supplemental measures.
We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, the new SCCs and the Recommendations, and in connection with regulatory guidance and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. Further, on June 28, 2021, the EU Commission adopted an "adequacy decision," which allows for free flow of personal data between the EU and the United Kingdom. This adequacy decision includes a "sunset clause," which strictly limits its duration to four years. During this four-year period, the Commission could intervene at any time if the United Kingdom deviates from the level of protection currently in place. The United Kingdom has enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. It is, however, uncertain how data protection laws and related regulations will develop in the United Kingdom over time, and if and when the Commission might make use of this right to intervene. Any restriction on the free flow of personal data between the EU and the United Kingdom could adversely impact our customers' use of our products and our operating results. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf and to modify our related policies or procedures. Our means for transferring personal data from the EEA, Switzerland, and the United Kingdom may not be adopted by all of our customers and may be subject to legal challenge by data subjects and protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of fines and other enforcement actions taken by EU and national data protection authorities regarding cross-border data transfers, including from and to the United States. Any such fines or enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
Jurisdictions outside of the United States and the EU are also passing more stringent privacy, data protection and data security laws. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information (“APPI”), which came into effect on April 1, 2022. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. We continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California enacted the California Consumer Privacy Act (“CCPA”), that, among other things, gives California residents expended rights to access and delete their personal information, opt out of certain sales of personal information, and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA became effective on January 1, 2020. Regulations of the California Attorney General came into effect on August 14, 2020. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters on November 3, 2020. The CPRA takes effect on January 1, 2023, and becomes enforceable on July 1, 2023. It significantly modifies and expands upon the CCPA, creating new customer rights and imposing additional obligations on businesses that collect data from California consumers. The CCPA, as amended by the CPRA, may increase our compliance costs and potential liability. The enactment of the CCPA has prompted similar legislative developments in other states such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, and Utah, which in March 2022 enacted a Consumer Privacy Act that will go into effect December 31, 2023. Other state legislatures are considering similar laws, and as additional U.S. states pass privacy and data security laws, these laws may place different obligations or limitations on the processing of personal information of individuals in those states, and it may become more complex to comply with these laws, and our compliance costs and potential liability may increase. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. Obtaining the necessary authorizations, including any required license, for a particular export or sale may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. The U.S. export control laws and economic sanctions laws prohibit the export, re-export or transfer of specific products and services to U.S. embargoed or sanctioned countries, regions, governments and persons. Even though we take precautions to prevent our solutions from being provided to U.S. sanctions targets, our solutions could be sold by resellers or could be used by persons in sanctioned regions despite such precautions. Failure to comply with the U.S. export control, sanctions and import laws could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties.
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
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, such as Russia's invasion of Ukraine, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, presidential elections, civil unrest, or responses to these events.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At March 31, 2022, the conditional conversion feature of the 2024 Notes was not triggered. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees or engage outside consultants, which will increase our operating expenses.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.
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
Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, such as COVID-19, terrorism, political unrest, geopolitical instability, war, such as the war in Ukraine, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.

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
Date: May 10, 2022

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2022