Form 10-Q
period 2022-06-30
BLACKLINE, INC.
filed 2022-08-05
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 29, 2022 was 59,630,385.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

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

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$208,454	$539,739
Marketable securities (amortized cost of $821,949 and $658,886 at June 30, 2022 and December 31, 2021, respectively)	821,137	658,964
Accounts receivable, net of allowances for credit losses of $3,493 and $2,923 at June 30, 2022 and December 31, 2021, respectively	120,721	125,130
Prepaid expenses and other current assets	21,210	23,855
Total current assets	1,171,522	1,347,688
Capitalized software development costs, net	28,115	23,547
Property and equipment, net	19,804	16,321
Intangible assets, net	101,227	36,195
Goodwill	443,861	289,710
Operating lease right-of-use assets	15,863	16,264
Other assets	93,181	87,853
Total assets	$1,873,573	$1,817,578
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,521	$7,471
Accrued expenses and other current liabilities	40,329	50,930
Deferred revenue, current	246,810	242,429
Finance lease liabilities, current	401	373
Operating lease liabilities, current	5,203	4,936
Contingent consideration, current	20,992	16,438
Total current liabilities	328,256	322,577
Finance lease liabilities, noncurrent	623	824
Operating lease liabilities, noncurrent	11,074	13,248
Convertible senior notes, net	1,381,525	1,114,239
Contingent consideration, noncurrent	39,829	4,294
Deferred tax liabilities, net	5,540	8,175
Deferred revenue, noncurrent	418	362
Other long-term liabilities	3,490	124
Total liabilities	1,770,755	1,463,843
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	23,635	28,699
Stockholders' equity:
Common stock	596	590
Additional paid-in capital	344,264	625,883
Accumulated other comprehensive income (loss)	(952)	298
Accumulated deficit	(264,725)	(301,735)
Total stockholders' equity	79,183	325,036
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,873,573	$1,817,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Subscription and support	$120,683	$95,170	$234,208	$186,825
Professional services	7,794	6,952	14,505	14,153
Total revenues	128,477	102,122	248,713	200,978
Cost of revenues
Subscription and support	25,795	17,167	49,951	32,592
Professional services	7,128	6,405	13,645	12,870
Total cost of revenues	32,923	23,572	63,596	45,462
Gross profit	95,554	78,550	185,117	155,516
Operating expenses
Sales and marketing	66,000	49,182	126,027	97,611
Research and development	27,902	18,795	53,150	37,768
General and administrative	14,345	20,245	43,997	48,514
Total operating expenses	108,247	88,222	223,174	183,893
Loss from operations	(12,693)	(9,672)	(38,057)	(28,377)
Other income (expense)
Interest income	1,715	87	2,233	181
Interest expense	(1,457)	(15,668)	(2,904)	(30,472)
Other income (expense), net	258	(15,581)	(671)	(30,291)
Loss before income taxes	(12,435)	(25,253)	(38,728)	(58,668)
Provision for (benefit from) income taxes	(464)	323	(13,326)	132
Net loss	(11,971)	(25,576)	(25,402)	(58,800)
Net loss attributable to non-controlling interest	(121)	(284)	(124)	(481)
Adjustment attributable to non-controlling interest	(1,185)	154	(4,602)	6,091
Net loss attributable to BlackLine, Inc.	$(10,665)	$(25,446)	$(20,676)	$(64,410)
Basic net loss per share attributable to BlackLine, Inc.	$(0.18)	$(0.44)	$(0.35)	$(1.11)
Shares used to calculate basic net loss per share	59,441	58,214	59,283	58,038
Diluted net loss per share attributable to BlackLine, Inc.	$(0.18)	$(0.44)	$(0.35)	$(1.11)
Shares used to calculate diluted net loss per share	59,441	58,214	59,283	58,038
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,971)	$(25,576)	$(25,402)	$(58,800)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2022 and 2021	(843)	(54)	(890)	(30)
Foreign currency translation	(432)	6	(698)	(204)
Other comprehensive loss	(1,275)	(48)	(1,588)	(234)
Comprehensive loss	(13,246)	(25,624)	(26,990)	(59,034)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(121)	(284)	(124)	(481)
Foreign currency translation attributable to redeemable non-controlling interest	(210)	3	(338)	(102)
Comprehensive loss attributable to redeemable non-controlling interest	(331)	(281)	(462)	(583)
Comprehensive loss attributable to BlackLine, Inc.	$(12,915)	$(25,343)	$(26,528)	$(58,451)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2022	59,293	$593	$318,297	$113	$(252,875)	$66,128
Stock option exercises	46	—	1,029	—	—	1,029
Vesting of restricted stock units	136	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	21,103	—	—	21,103
Other comprehensive income	—	—	—	(1,065)	—	(1,065)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,185	—	(11,850)	(10,665)
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	117	1	2,415	—	—	2,416
Vesting of restricted stock units	374	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(6,002)	—	—	(6,002)
Stock-based compensation	—	—	37,319	—	—	37,319
Other comprehensive loss	—	—	—	(1,250)	—	(1,250)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,602	—	(25,278)	(20,676)
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183

	Quarter Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2021	58,038	$580	$573,431	$295	$(234,678)	$339,628
Stock option exercises	97	1	2,896	—	—	2,897
Vesting of restricted stock units	203	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(4,802)	—	—	(4,802)
Stock-based compensation	—	—	17,548	—	—	17,548
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	2,068	—	—	2,068
Other comprehensive income				(51)		(51)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(154)	—	(25,292)	(25,446)
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	195	2	5,044	—	—	5,046
Vesting of restricted stock units	461	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(9,936)	—	—	(9,936)
Stock-based compensation	—	—	32,751	—	—	32,751
Equity component of partial repurchase of 2024 convertible senior notes			(219,284)			(219,284)
Equity component of 2026 convertible senior notes, net of issuance costs and tax	—	—	268,085	—	—	268,085
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Other comprehensive income	—	—	—	(132)	—	(132)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(6,091)	—	(58,319)	(64,410)
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(20,676)	$(64,410)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(4,726)	5,610
Net loss	(25,402)	(58,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,806	13,432
Change in fair value of contingent consideration	(15,858)	6,920
Amortization of debt discount and issuance costs	2,730	23,241
Stock-based compensation	36,511	31,859
Loss on extinguishment of convertible senior notes	—	7,012
Noncash lease expense	2,861	2,185
Accretion of purchase discounts on marketable securities, net	(564)	(70)
Net foreign currency (gains) losses	(826)	443
Deferred income taxes	(14,429)	54
Provision for (benefit from) credit losses	81	(26)
Changes in operating assets and liabilities:
Accounts receivable	6,169	9,669
Prepaid expenses and other current assets	3,510	1,928
Other assets	(5,198)	(9,337)
Accounts payable	4,127	766
Accrued expenses and other current liabilities	(11,385)	(1,640)
Deferred revenue	4,206	15,679
Operating lease liabilities	(4,106)	(2,422)
Lease incentive receipts	491	—
Other long-term liabilities	3,359	—
Net cash provided by operating activities	6,083	40,893
Cash flows from investing activities
Purchases of marketable securities	(799,749)	(733,814)
Proceeds from maturities of marketable securities	637,250	384,209
Capitalized software development costs	(9,766)	(7,563)
Purchases of property and equipment	(7,303)	(1,722)
Acquisition, net of cash acquired	(157,738)	—
Net cash used in investing activities	(337,306)	(358,890)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,128,794
Partial repurchase of convertible senior notes	—	(432,230)
Purchase of capped calls related to convertible senior notes	—	(102,350)
Principal payments under finance lease obligations	(195)	—
Proceeds from exercises of stock options	2,420	5,050
Proceeds from employee stock purchase plan	4,466	5,197
Acquisition of common stock for tax withholding obligations	(6,002)	(9,936)
Financed purchases of property and equipment	(84)	(421)
Net cash provided by financing activities	605	594,104
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(687)	(204)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(331,305)	275,903
Cash, cash equivalents, and restricted cash, beginning of period	539,991	367,913
Cash, cash equivalents, and restricted cash, end of period	$208,686	$643,816
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$208,454	$643,343
Restricted cash included within prepaid expenses and other current assets at end of period	—	208
Restricted cash included within other assets at end of period	232	265
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$208,686	$643,816
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2022	2021
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$262,130	$—
Estimated fair value of contingent consideration	$55,947	$—
Stock-based compensation capitalized for software development	$962	$917
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,123	$636
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$684	$384
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
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and as amended in the Annual Report on Form 10-K/A filed on March 24, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements at and for the quarter and six months ended June 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$25,151	$18,159	$28,699	$12,524
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(121)	(284)	(124)	(481)
Foreign currency translation	(210)	3	(338)	(102)
Adjustment to redeemable non-controlling interest	(1,185)	154	(4,602)	6,091
Balance at end of period	$23,635	$18,032	$23,635	$18,032

Note 4 — Business Combinations
Acquisition of FourQ
On January 26, 2022 the Company completed the FourQ Acquisition for cash consideration of $160.2 million payable at the closing of the acquisition with additional cash payments of up to $73.2 million payable upon certain earnout conditions being met. The FourQ Acquisition enhances the Company's existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees related to the transaction, incurred by the Company totaling approximately $0.3 million and $3.4 million were expensed as incurred during the quarter and six months ended June 30, 2022.
The contingent consideration was classified as a liability and included in contingent consideration on the accompanying condensed consolidated balance sheet. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date, as well as the discount rate. At January 26, 2022, the fair value of the contingent consideration liability was $55.9 million.
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

The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results for the quarter and six months ended June 30, 2022. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the Company’s consolidated financial statements would be immaterial.
Note 5—Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,115)	$1,862
Developed technology	129,258	(48,441)	80,817
Customer relationships	26,089	(9,166)	16,923
Defensive patent	2,333	(708)	1,625
	$173,657	$(72,430)	$101,227

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,317)	$2,660
Developed technology	64,358	(43,148)	21,210
Customer relationships	16,589	(6,046)	10,543
Defensive patent	2,333	(551)	1,782
	$99,257	$(63,062)	$36,195
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2021	$289,710
Additions from acquisitions	154,151
Balance at June 30, 2022	$443,861
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$352,306	$2	$(943)	$351,365
Corporate bonds	57,403	644	(20)	58,027
Commercial paper	293,811	—	(354)	293,457
U.S. government agencies	118,429	—	(141)	118,288
	$821,949	$646	$(1,458)	$821,137

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
Corporate bonds	$74,144	$346	$(10)	$74,480
Commercial paper	584,742	—	(258)	584,484
	$658,886	$346	$(268)	$658,964
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the accompanying condensed consolidated statements of operations, were $0.7 million and $0.6 million for the quarter and six months ended June 30, 2022 and immaterial for the quarter and six months ended June 30, 2021.
Net gains and losses are determined using the specific identification method. During the quarters and six months ended June 30, 2022 and 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $637.8 million and $379.7 million, and $1.5 million and $0.3 million of unrealized losses at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of June 30, 2022 or December 31, 2021.
The Company’s marketable securities as of June 30, 2022 have a contractual maturity of less than 1 year.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $84.3 million and $80.0 million at June 30, 2022 and December 31, 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued salaries and employee benefits	$25,999	$32,156
Accrued income and other taxes payable	6,557	9,770
Other accrued expenses and current liabilities	7,773	9,004
	$40,329	$50,930

Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,504	$—	$—	$12,504
U.S. treasury securities	—	—	—	—
U.S. government agencies	—	9,975	—	9,975
Commercial paper	—	94,816	—	94,816
Marketable securities
U.S. treasury securities	351,365	—	—	351,365
Corporate bonds	—	58,027	—	58,027
Commercial paper		293,457	—	293,457
U.S. Government agencies	—	118,288		118,288
Total assets	$363,869	$574,563	$—	$938,432
Liabilities
Contingent consideration	$—	$—	$60,821	$60,821
Total liabilities	$—	$—	$60,821	$60,821

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$432,110	$—	$—	$432,110
Marketable securities
Corporate bonds	—	74,480	—	74,480
Commercial paper	—	584,484	—	584,484
Total assets	$432,110	$658,964	$—	$1,091,074
Liabilities
Contingent consideration	$—	$—	$20,732	$20,732
Total liabilities	$—	$—	$20,732	$20,732
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning fair value	$74,863	$31,192	$20,732	$23,490
Additions in the period	—	—	55,947	—
Change in fair value	(14,042)	(782)	(15,858)	6,920
Ending fair value	$60,821	$30,410	$60,821	$30,410
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
To determine the fair value of the contingent consideration related to the Rimilia Acquisition, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of the contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two-year period subsequent to the acquisition, as well as the appropriate discount rate, which considers the risk associated with the forecasted Rimilia ARR. Changes in the significant inputs used in the fair value measurement, specifically a change to Rimilia ARR can significantly impact the fair value of the contingent consideration liability. At June 30, 2022, the fair value of the contingent consideration liability was $0.8 million.
To determine the fair value of the contingent consideration related to the FourQ Acquisition, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date, as well as the discount rate. At June 30, 2022, the fair value of the contingent consideration liability was $53.4 million.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 8 – Convertible Senior Notes
2024 Notes
The 2024 Notes consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Liability:
Principal	$250,000	$250,000
Unamortized debt discount	—	(31,562)
Unamortized debt issuance costs	(2,722)	(2,938)
Net carrying amount	$247,278	$215,500
Carrying amount of the equity component	$—	$55,615
The Company carries the 2024 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at June 30, 2022, was approximately $291.6 million, which represents a Level 2 valuation.
During the quarter ended June 30, 2022, the Company recognized $0.3 million of interest expense related to the amortization of issuance costs and $0.1 million of coupon interest expense. During the quarter ended June 30, 2021, the Company recognized $2.9 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense.
During the six months ended June 30, 2022, the Company recognized $0.6 million of interest expense related to the amortization of issuance costs and $0.2 million of coupon interest expense. During the six months ended June 30, 2021, the Company recognized $8.2 million of interest expense related to the amortization of debt discount and issuance costs and $0.2 million of coupon interest expense.
At June 30, 2022, the remaining life of the 2024 Notes was approximately 25 months.

The 2024 Notes were not convertible at June 30, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

There have been no changes to the condition of the 2024 Capped Calls since December 31, 2022, and the Capped Calls are still outstanding as of June 30, 2022.

2026 Notes
The 2026 Notes consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(237,096)
Unamortized debt issuance costs	(15,753)	(14,165)
Net carrying amount	$1,134,247	$898,739
Carrying amount of the equity component	$—	$271,229
The Company carries the 2026 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at June 30, 2022, was approximately $922.2 million, which represents a Level 2 valuation.
During the quarter and six months ended June 30, 2022, the Company recognized $1.1 million and $2.1 million of interest expense related to the amortization of issuance costs, respectively.
During the quarter and six months ended June 30, 2021, the Company recognized $12.7 million and $15.0 million of interest expense related to the amortization of issuance costs, respectively.
At June 30, 2022, the remaining life of the 2026 Notes was approximately 45 months.
The 2026 Notes were not convertible at June 30, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2026 Capped Calls since December 31, 2021, and the Capped Calls are still outstanding as of June 30, 2022.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$2,249	$2,227	$3,963	$3,977
Sales and marketing	7,438	5,861	13,362	11,112
Research and development	3,810	2,865	6,707	5,476
General and administrative	7,112	6,112	12,479	11,294
	$20,609	$17,065	$36,511	$31,859
For the quarters ended June 30, 2022 and 2021, stock-based compensation capitalized as an asset was $0.6 million and $0.5 million, respectively.
For the six months ended June 30, 2022 and 2021, stock-based compensation capitalized as an asset was $1.0 million and $0.9 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2021	2,739
Granted	—
Exercised	(136)
Forfeited/canceled	(23)
Nonvested at June 30, 2022	2,580
Restricted stock units - Service-based
The following table summarizes activity for restricted stock units with service-only vesting conditions (in thousands):

Nonvested at December 31, 2021	1,503
Granted	1,351
Vested	(448)
Forfeited/canceled	(126)
Outstanding at June 30, 2022	2,280
Restricted stock units - Performance and Service-based
On April 4, 2022, the Compensation Committee approved grants of performance and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics. The grants include three annual performance periods with vesting occurring in February of the year following the end of each annual performance period. Grant dates will be established upon approval of the performance metrics for the respective annual performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche. The performance metrics for the first tranche were approved in the quarter ended June 30, 2022, and the grant-date fair value of such awards was $5.3 million. Stock-based compensation expense for each tranche will be recognized over the period from grant date to vest date and will be based on the probable outcome at the end of each reporting period. Stock-based compensation expense totaling $1.2 million was recognized in the quarter and six months ended June 30, 2022.
Note 10 – Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended June 30, 2022 and 2021, the Company recorded $0.5 million in income tax benefit and $0.3 million in income tax expense, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded $13.3 million in income tax benefit and $0.1 million in income tax expense, respectively. The income tax benefit for the quarter ended June 30, 2022, compared to the tax expense for the quarter ended June 30, 2021 resulted primarily from changes in the mix of profitable foreign jurisdictions and jurisdictions for which tax benefits may be recognized. The income tax benefit for the six months ended June 30, 2022, compared to income tax expense for the six months ended June 30, 2021 resulted primarily from a partial release of $14.2 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of existing BlackLine deferred tax assets. The tax benefit was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions. For the quarters and six months ended June 30, 2022 and 2021, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

The Company acquired FourQ deferred tax liabilities of $17.7 million, which are a source of taxable income to support recognition of acquired FourQ deferred tax assets and existing BlackLine deferred tax assets. BlackLine elected to consider the recoverability of the acquired deferred tax assets before considering the recoverability of existing BlackLine deferred tax assets. The acquired net deferred tax liabilities resulted in a release of BlackLine’s existing valuation allowance through earnings of $14.2 million during the six months ended June 30, 2022.

Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to BlackLine, Inc.	$(10,665)	$(25,446)	$(20,676)	$(64,410)
Denominator:
Weighted average shares	59,441	58,214	59,283	58,038
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	59,441	58,214	59,283	58,038
Basic net loss per share attributable to BlackLine, Inc.	$(0.18)	$(0.44)	$(0.35)	$(1.11)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.18)	$(0.44)	$(0.35)	$(1.11)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Stock options with service-only vesting conditions	2,580	2,940
Restricted stock units with service-only vesting conditions	2,280	1,874
Restricted stock units with performance and service vesting conditions	207	—
Total shares excluded from net loss per share	5,067	4,814
Specifically, restricted stock units with performance conditions were excluded from the calculation of diluted net loss per share attributable to common stockholders since specified performance metrics were not achieved during the quarter and six months ended June 30, 2022.
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $170.7 million and $137.2 million was recognized during the six months ended June 30, 2022 and 2021, respectively, that was previously included in the deferred revenue balance at December 31, 2021 and 2020, respectively.
Contracted not recognized revenue was $682.8 million at June 30, 2022, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$91,483	$73,472	$177,165	$145,513
International	36,994	28,650	71,548	55,465
	$128,477	$102,122	$248,713	$200,978

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
At June 30, 2022, we had 347,932 individual users across 4,003 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 94% of our revenue from subscriptions to our cloud-based software platform and approximately 6% from professional services for the six months ended June 30, 2022. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
For the quarters ended June 30, 2022 and 2021, we had revenues totaling $128.5 million and $102.1 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $10.7 million and $25.4 million, respectively.
For the six months ended June 30, 2022 and 2021, we had revenues totaling $248.7 million and $201.0 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $20.7 million and $64.4 million, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we have taken precautionary measures in accordance with guidance provided by government agencies to minimize the risk of the virus to our employees, customers and communities in which we operate, as well as assisted our customers with ongoing challenges associated with the pandemic. Specifically, we responded with COVID-19 customer-relief programs to help our community of global accounting and finance professionals. For a time, we offered free access to our entire training library and offered existing customers six months of complimentary access to the Task Management and Reporting modules to enable a more effective remote close. In addition, we announced complimentary coaching sessions with our existing customers. We have been recognized by The Stevie International Business Awards and the CEO World Awards for our commitment to helping ensure business continuity and fostering well-being for both customers and employees in response to, and throughout the COVID-19 pandemic.
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

	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022
Dollar-based net revenue retention rate	106%	108%	109%	110%	110%
Number of customers	3,598	3,704	3,825	3,897	4,003
Number of users	304,224	315,144	328,389	337,939	347,932
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2022, our dollar-based net revenue retention rate was unchanged from the quarter ended March 31, 2022. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2022 and 2021, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
GAAP gross profit	$95,554	$78,550	$185,117	$155,516
GAAP gross margin	74.4%	76.9%	74.4%	77.4%
GAAP net loss attributable to BlackLine, Inc.	$(10,665)	$(25,446)	$(20,676)	$(64,410)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP gross profit	$101,134	$81,447	$195,020	$160,828
Non-GAAP gross margin	78.7%	79.8%	78.4%	80.0%
Non-GAAP net income attributable to BlackLine, Inc.	$5,025	$9,600	$5,727	$16,699

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

Non-GAAP Net Income (loss) attributable to BlackLine and Diluted Non-GAAP Net Income (loss) attributable to BlackLine, Inc. per share. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net loss attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains and costs, adjustment to the value of the redeemable non-controlling interest to the redemption amount, and loss on extinguishment of convertible senior notes. Diluted non-GAAP net income attributable to BlackLine, Inc. per share includes the adjustment for shares resulting from the elimination of stock-based compensation. The Company believes that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by the company’s acquisitions and other related costs in order to allow a direct comparison of net loss between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$95,554	$78,550	$185,117	$155,516
Amortization of acquired developed technology	2,957	670	5,294	1,335
Stock-based compensation expense	2,249	2,227	3,963	3,977
Transaction-related costs	374	—	646	—
Total non-GAAP gross profit	$101,134	$81,447	$195,020	$160,828
Gross margin	74.4%	76.9%	74.4%	77.4%
Non-GAAP gross margin	78.7%	79.8%	78.4%	80.0%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(10,665)	$(25,446)	$(20,676)	$(64,410)
Provision for (benefit from) income taxes	145	146	(12,991)	227
Amortization of intangible assets	5,206	2,907	9,368	5,800
Stock-based compensation	20,517	17,031	36,357	31,818
Amortization of debt discount and issuance costs	1,373	15,590	2,730	23,241
Change in fair value of contingent consideration	(14,042)	(782)	(15,858)	6,920
Transaction-related costs	3,676	—	10,709	—
Legal settlement costs	—	—	690	—
Adjustment to redeemable non-controlling interest	(1,185)	154	(4,602)	6,091
Loss on extinguishment of convertible senior notes	—	—	—	7,012
Total non-GAAP net income attributable to BlackLine, Inc.	$5,025	$9,600	$5,727	$16,699

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
	(in thousands)		(in thousands)
Revenues
Subscription and support	$120,683	$95,170	$234,208		$186,825
Professional services	7,794	6,952	14,505		14,153
Total revenues	128,477	102,122	248,713		200,978
Cost of revenues
Subscription and support	25,795	17,167	49,951	—	32,592
Professional services	7,128	6,405	13,645	—	12,870
Total cost of revenues	32,923	23,572	63,596		45,462
Gross profit	95,554	78,550	185,117		155,516
Operating expenses
Sales and marketing	66,000	49,182	126,027		97,611
Research and development	27,902	18,795	53,150		37,768
General and administrative	14,345	20,245	43,997		48,514
Total operating expenses	108,247	88,222	223,174		183,893
Loss from operations	(12,693)	(9,672)	(38,057)		(28,377)
Other income (expense)
Interest income	1,715	87	2,233		181
Interest expense	(1,457)	(15,668)	(2,904)		(30,472)
Other income (expense), net	258	(15,581)	(671)		(30,291)
Loss before income taxes	(12,435)	(25,253)	(38,728)		(58,668)
Provision for (benefit from) income taxes	(464)	323	(13,326)		132
Net loss	(11,971)	(25,576)	(25,402)		(58,800)
Net loss attributable to non-controlling interest	(121)	(284)	(124)		(481)
Adjustment attributable to non-controlling interest	(1,185)	154	(4,602)		6,091
Net loss attributable to BlackLine, Inc.	$(10,665)	$(25,446)	$(20,676)		$(64,410)
Comparison of Quarters and Six Months Ended June 30, 2022 and 2021
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$120,683	$95,170	$25,513	27%	$234,208	$186,825	$47,383	25%
Professional services	7,794	6,952	842	12%	14,505	14,153	352	2%
Total revenues	$128,477	$102,122	$26,355	26%	$248,713	$200,978	$47,735	24%

	June 30,
	2022	2021
Dollar-based net revenue retention rate	110%	106%
Number of customers	4,003	3,598
Number of users	347,932	304,224
The increase in revenues for the quarter and six months ended June 30, 2022, compared to the quarter and six months ended June 30, 2021, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, an increase in the number of products purchased by existing customers, and an increase in non-user-based strategic product sales, as well as revenues from FourQ. The total number of customers and users at June 30, 2022 increased by 11% and 14%, respectively, as compared to June 30, 2021.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$25,795	$17,167	$8,628	50%	$49,951	$32,592	$17,359	53%
Professional services	7,128	6,405	723	11%	13,645	12,870	775	6%
Total cost of revenues	$32,923	$23,572	$9,351	40%	$63,596	$45,462	$18,134	40%
Gross margin	74.4%	76.9%			74.4%	77.4%
The increase in total cost of revenues for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, was primarily due to the following:
•$2.7 million increase in depreciation and amortization mainly due to the addition of developed technology from the FourQ Acquisition;
•$2.1 million net increase in computer software and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the FourQ Acquisition;
•$1.5 million increase in salaries, benefits, and stock-based compensation driven primarily by higher average headcount;
•$1.4 million increase in professional services expense; and
•$1.0 million increase in amortization of developed technology due to net additions to software placed into service.
The increase in total cost of revenues for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the following:
•$5.1 million net increase in computer software and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the FourQ Acquisition;
•$4.7 million increase in depreciation and amortization mainly due to the addition of developed technology from the FourQ Acquisition;
•$2.8 million increase in salaries, benefits, and stock-based compensation driven primarily by higher average cost of revenues-related headcount;
•$2.5 million increase in professional services expense; and
•$2.0 million increase in amortization of developed technology due to net additions to software placed into service.
Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$66,000	$49,182	$16,818	34%	$126,027	$97,611	$28,416	29%
Percentage of total revenues	51.4%	48.2%			50.7%	48.6%
The increase in sales and marketing expenses for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, was primarily due to the following:
•$12.4 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions;

•$1.3 million increase in travel-related expenses;
•$1.0 million increase in trade show expenses;
•$0.8 million in transaction-related costs incurred in connection with the FourQ Acquisition; and
•$0.7 million increase in computer software-related costs.
The increase in total sales and marketing expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the following:
•$22.4 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions.
•$1.9 million increase in travel-related expenses;
•$1.4 million in transaction-related costs incurred in connection with the FourQ Acquisition;
•$1.3 million increase in trade show expenses; and
•$1.3 million increase in computer software-related costs.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development, gross	$33,113	$22,608	$10,505	46%	$62,684	$45,165	$17,519	39%
Capitalized internally developed software costs	(5,211)	(3,813)	(1,398)	37%	(9,534)	(7,397)	(2,137)	29%
Research and development, net	$27,902	$18,795	$9,107	48%	$53,150	$37,768	$15,382	41%
Percentage of total revenues	21.7%	18.4%			21.4%	18.8%
The increase in research and development expenses for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, was primarily due to the following:
•$6.3 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$2.1 million in transaction-related costs incurred in connection with the FourQ Acquisition; and
•$1.2 million increase in professional services; partially offset by
•$1.4 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
The increase in total research and development expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the following:
•$10.2 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount for the six months ended June 30, 2021 compared to the six months ended June 30, 2022; and
•$3.7 million in transaction-related costs incurred in connection with the FourQ Acquisition; and
•$2.4 million increase in professional services; partially offset by
•$2.1 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$14,345	$20,245	$(5,900)	(29)%	$43,997	$48,514	$(4,517)	(9)%
Percentage of total revenues	11.2%	19.8%			17.7%	24.1%
The decrease in general and administrative expenses for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, was primarily due to the following:
•$13.3 million net decrease related to changes in fair value contingent consideration; partially offset by
•$3.0 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$1.8 million increase for professional services; and
•$1.5 million increase in foreign currency losses.
The decrease in total general and administrative expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the following:
•$22.8 million related to changes in fair value contingent consideration; partially offset by
•$5.9 million increase in salaries, benefits, and stock-based compensation;
•$5.0 million in transaction-related costs incurred in connection with the FourQ Acquisition;
•$3.9 million increase for professional services; and
•$1.5 million increase in foreign currency losses.
Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$1,715	$87	$1,628	N/M	$2,233	$181	$2,052	N/M
The increase in interest income during the quarter and six months ended June 30, 2022, compared to the quarter and six months ended June 30, 2021, was primarily due to increases in average interest rates and, to a lesser extent, average higher balances.
Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest expense	$1,457	$15,668	$(14,211)	(91)%	$2,904	$30,472	$(27,568)	(90)%
The decrease in interest expense during the quarter and six months ended June 30, 2022, compared to the quarter and six months ended June 30, 2021 was due to the elimination of the debt discount amortization on the 2024 and 2026 notes and a loss of $7.0 million on the partial extinguishment of the 2024 notes in the quarter ended June 30, 2021 that did not recur in the current quarter, partially offset by an increase in the amortization of debt issuance costs following the adoption of ASU 2020-06, Debt - Debt with Conversion and other Options.
Provision for (benefit from) income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(464)	$323	$(787)	(244)%	$(13,326)	$132	$(13,458)	N/M

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended June 30, 2022, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes.

For the quarters ended June 30, 2022 and 2021, we recorded $0.5 million in income tax benefit and $0.3 million in income tax expense, respectively. For the six months ended June 30, 2022 and 2021, we recorded $13.3 million in income tax benefit and $0.1 million in income tax expense, respectively. The income tax benefit for the quarter ended June 30, 2022, compared to the tax expense for the quarter ended June 30, 2021 resulted primarily from from changes in the mix of profitable foreign jurisdictions and jurisdictions for which tax benefits may be recognized. The income tax benefit for the six months ended June 30, 2022, compared to the income tax expense for six months ended June 30, 2021, resulted primarily from a partial release of $14.2 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of acquired deferred tax assets and existing BlackLine deferred tax assets. The tax benefit was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At June 30, 2022, our principal sources of liquidity were an aggregate of $1.0 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds and commercial paper. We had $1.4 billion aggregate principal amount of Notes outstanding at June 30, 2022.
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
The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of June 30, 2022, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price.
The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of June 30, 2022, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of June 30, 2022, we have obligations totaling $17.3 million related to existing property and equipment leases.
Purchase Obligations

Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At June 30, 2022, we have $46.9 million of contractual obligations related to four commitments, with $6.4 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.
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
Unrecognized Tax Liabilities
As of June 30, 2022, while we have liabilities for unrecognized tax benefits of $5.0 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at June 30, 2022 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$264	$—	$32	$—	$232
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
Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$6,083	$40,893
Net cash used in investing activities	$(337,306)	$(358,890)
Net cash provided by financing activities	$605	$594,104

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
For the six months ended June 30, 2022, cash provided by operations was $6.1 million, resulting from net non-cash expenses of $30.3 million and net cash flows provided as a result of changes in operating assets and liabilities of $1.2 million, partially offset by our net loss of $25.4 million. The $1.2 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$6.2 million decrease in accounts receivable due to increased collections;
•$4.2 million increase in deferred revenue as a result of the growth of our customer and user bases;
•$4.1 million increase in accounts payable;
•$3.5 million decrease in prepaid expenses and other current assets; and
•$3.4 million increase in other long-term liabilities.
These changes in our operating assets and liabilities were partially offset by the following:
•$11.4 million decrease in accrued expenses and other current liabilities;
•$5.2 million increase in other assets due to higher prepaid commissions related to increased sales; and
•$4.1 million decrease in operating lease liabilities.
For the six months ended June 30, 2021, cash provided by operations was $40.9 million, resulting from net non-cash expenses of $85.1 million, and net cash flows provided as a result of changes in operating assets and liabilities of $14.6 million, partially offset by our net loss of $58.8 million. The $14.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:
•$15.7 million increase in deferred revenue as a result of the growth of our customer and user bases;
•$9.7 million decrease in accounts receivable due to increased collections;
•$1.9 million decrease in prepaid expense and other current assets; and
•$0.8 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•$9.3 million increase in other assets due to higher capitalized commissions related to increased sales;
•$2.4 million decrease in operating lease liabilities; and
•$1.6 million decrease in accrued in accrued expenses and other current liabilities primarily associated with payments of the 2020 employee bonuses during the six months ended June 30,2021.
Net Cash Used In Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the six months ended June 30, 2022, cash used in investing activities was $337.3 million as a result of the following:
•$162.5 million of purchases of marketable securities, net of proceeds from maturities;
•$157.7 million, net of cash acquired, paid for the acquisition of FourQ;
•$9.8 million for capitalized software development costs; and
•$7.3 million in purchases of property and equipment.
For the six months ended June 30, 2021, cash used in investing activities was $358.9 million as a result of the following:
•$349.6 million of purchases of marketable securities, net of proceeds from maturities;

•$7.6 million in capitalized software development costs; and
•$1.7 million in purchases of property and equipment.
Net Cash Provided By (Used in) Financing Activities
For the six months ended June 30, 2022, cash provided by financing activities was $0.6 million as a result of the following:
•$4.5 million of proceeds from the employee stock purchase plan; and
•$2.4 million of proceeds from exercise of stock options, partially offset by
•$6.0 million of acquisitions of common stock for tax withholding obligations.
For the six months ended June 30, 2021, cash provided by financing activities was $594.1 million primarily as a result of the following:
•$594.2 million from the issuance of the 2026 notes, net of the partial repurchase of the 2024 Notes and the purchase of the associated 2026 Capped Calls;
•$5.2 million of proceeds from the employee stock purchase plan; and
•$5.1 million of proceeds from exercises of stock options; partly offset by
•$9.9 million of acquisitions of common stock for tax withholding obligations.
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
We had cash and cash equivalents and marketable securities of $1.0 billion at June 30, 2022. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Malaysian Ringgit, Mexican Peso, New Zealand Dollar, Philippine Peso, Polish Zloty, Romanian Leu, Singapore Dollar, South African Rand, Swedish Krona, and Swiss Franc due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flow. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at June 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As we continue to focus on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually in light of COVID-19, there is no guarantee these relatively new marketing efforts will be successful, and our business may be harmed.
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
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have affected us, our customers, and our vendors. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. While COVID-19 related restrictions have eased in many locations pursuant to Centers for Disease Control ("CDC") guidelines and other governmental and local regulations, such restrictions could change and evolve further as a result of updated guidance from the CDC, and any subsequent COVID-19 variants. These evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events or to purchase new or additional products or services, delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
In response to the ongoing COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business. We continue to monitor the situation and adjust our policies to reflect current CDC and other governmental and local protocols and guidance related to COVID-19, including changes to such protocols and guidance due to COVID-19 variants. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results. In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which has led to volatile financial markets, and may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the potential impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,888 at June 30, 2022 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. Additionally, due to political uncertainty and military actions associated with the war in Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, or is believed to occur, such an event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of June 30, 2022, our sales and marketing teams included 836 employees. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with customers in those industries during the pandemic, which could harm our customer base.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates or an economic slowdown in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the impact of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weak economic conditions affect the rate of accounting and finance and information technology spending and could adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. For example, the impact of COVID-19 on the current economic environment has caused customers to request concessions, including extended payment terms, free modules or better pricing.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, the aftermath of Brexit continues to cause significant political and economic uncertainty in both the UK and the European Union ("EU"). As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting our customers' use of our products and our operating results.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $20.7 million and $64.4 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $264.7 million at June 30, 2022. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2022, we had goodwill and intangible assets with a net book value of $545.1 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we acquired Rimilia ("Rimilia"), a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. This acquisition is referred to as the "Rimilia Acquisition." On January 26, 2022, we acquired FourQ, which is a U.S.-based company with operations in India and Mexico. We derived approximately 29% and 28% of our revenues from sales outside the United States in the six months ended June 30, 2022 and 2021, respectively. Any international expansion efforts that we may undertake, such as our Runbook Acquisition, our Japanese Joint Venture and our Rimilia Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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

•uncertain political and economic climates, including the significant volatility in the global financial markets and increasing inflation;
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
Further, many foreign countries and governmental bodies, including the EU, where we conduct business and have offices or utilize vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. For example, the EU General Data Protection Regulation (the "GDPR") imposes stringent EU data protection requirements for processors and controllers of personal data. As a regulation, the GDPR applies throughout all EU member states but permits member states to enact supplemental requirements in certain areas. Noncompliance with the GDPR can trigger penalties up to €20 million or 4% of global annual revenues, whichever is higher.
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
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California enacted the California Consumer Privacy Act (“CCPA”), that, among other things, gives California residents expended rights to access and delete their personal information, opt out of certain sales of personal information, and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA became effective on January 1, 2020. Regulations of the California Attorney General came into effect on August 14, 2020. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters on November 3, 2020. The CPRA takes effect on January 1, 2023, and becomes enforceable on July 1, 2023. It significantly modifies and expands upon the CCPA, creating new customer rights and imposing additional obligations on businesses that collect data from California consumers. The CCPA, as amended by the CPRA, may increase our compliance costs and potential liability. The enactment of the CCPA has prompted similar legislative developments in other states such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Consumer Privacy Act that will go into effect December 31, 2023, and Connecticut, which in May 2022 enacted the Connecticut Act Concerning Personal Data Privacy and Online Monitoring that will go into effect on July 1, 2023. Other state legislatures are considering similar laws, and as additional U.S. states pass privacy and data security laws, these laws may place different obligations or limitations on the processing of personal information of individuals in those states, and it may become more complex to comply with these laws, and our compliance costs and potential liability may increase. The U.S. federal government is also contemplating federal privacy legislation. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
In addition, the stock markets, and in particular the Nasdaq market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies and stock prices generally dropped significantly in the fourth quarter of 2021 and first half of 2022. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, results of operations, financial condition and cash flows.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At June 30, 2022, the conditional conversion feature of the 2024 Notes was not triggered. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Date: August 5, 2022

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: August 5, 2022