Form 10-Q
period 2022-09-30
BLACKLINE, INC.
filed 2022-11-04
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 28, 2022 was 59,776,873.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

Part 1 – Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$190,514	$539,739
Marketable securities (amortized cost of $858,271 and $658,886 at September 30, 2022 and December 31, 2021, respectively)	855,406	658,964
Accounts receivable, net of allowances for credit losses of $2,284 and $2,923 at September 30, 2022 and December 31, 2021, respectively	108,792	125,130
Prepaid expenses and other current assets	22,363	23,855
Total current assets	1,177,075	1,347,688
Capitalized software development costs, net	30,452	23,547
Property and equipment, net	20,636	16,321
Intangible assets, net	96,045	36,195
Goodwill	443,861	289,710
Operating lease right-of-use assets	15,265	16,264
Other assets	94,324	87,853
Total assets	$1,877,658	$1,817,578
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,534	$7,471
Accrued expenses and other current liabilities	51,144	50,930
Deferred revenue, current	245,155	242,429
Finance lease liabilities, current	981	373
Operating lease liabilities, current	5,253	4,936
Contingent consideration, current	6,514	16,438
Total current liabilities	314,581	322,577
Finance lease liabilities, noncurrent	1,050	824
Operating lease liabilities, noncurrent	9,953	13,248
Convertible senior notes, net	1,382,914	1,114,239
Contingent consideration, noncurrent	56,052	4,294
Deferred tax liabilities, net	5,274	8,175
Deferred revenue, noncurrent	415	362
Other long-term liabilities	4,893	124
Total liabilities	1,775,132	1,463,843
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	24,595	28,699
Stockholders' equity:
Common stock	598	590
Additional paid-in capital	363,782	625,883
Accumulated other comprehensive income (loss)	(3,080)	298
Accumulated deficit	(283,369)	(301,735)
Total stockholders' equity	77,931	325,036
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,877,658	$1,817,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Subscription and support	$126,081	$102,924	$360,289	$289,749
Professional services	8,187	6,478	22,692	20,631
Total revenues	134,268	109,402	382,981	310,380
Cost of revenues
Subscription and support	25,544	17,948	75,495	50,540
Professional services	6,882	6,489	20,527	19,359
Total cost of revenues	32,426	24,437	96,022	69,899
Gross profit	101,842	84,965	286,959	240,481
Operating expenses
Sales and marketing	64,540	48,799	190,567	146,410
Research and development	27,721	18,843	80,871	56,611
General and administrative	31,000	11,372	74,997	59,886
Total operating expenses	123,261	79,014	346,435	262,907
Income (loss) from operations	(21,419)	5,951	(59,476)	(22,426)
Other income (expense)
Interest income	4,387	231	6,620	412
Interest expense	(1,482)	(16,110)	(4,386)	(46,582)
Other income (expense), net	2,905	(15,879)	2,234	(46,170)
Loss before income taxes	(18,514)	(9,928)	(57,242)	(68,596)
Provision for (benefit from) income taxes	474	(210)	(12,852)	(78)
Net loss	(18,988)	(9,718)	(44,390)	(68,518)
Net loss attributable to redeemable non-controlling interest	(344)	(252)	(468)	(733)
Adjustment attributable to non-controlling interest	1,375	4,275	(3,227)	10,366
Net loss attributable to BlackLine, Inc.	$(20,019)	$(13,741)	$(40,695)	$(78,151)
Basic net loss per share attributable to BlackLine, Inc.	$(0.34)	$(0.23)	$(0.68)	$(1.34)
Shares used to calculate basic net loss per share	59,695	58,508	59,422	58,196
Diluted net loss per share attributable to BlackLine, Inc.	$(0.34)	$(0.23)	$(0.68)	$(1.34)
Shares used to calculate diluted net loss per share	59,695	58,508	59,422	58,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(18,988)	$(9,718)	$(44,390)	$(68,518)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2022 and 2021	(2,052)	(81)	(2,942)	(111)
Foreign currency translation	(147)	5	(845)	(199)
Other comprehensive loss	(2,199)	(76)	(3,787)	(310)
Comprehensive loss	(21,187)	(9,794)	(48,177)	(68,828)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(344)	(252)	(468)	(733)
Foreign currency translation attributable to redeemable non-controlling interest	(71)	11	(409)	(91)
Comprehensive loss attributable to redeemable non-controlling interest	(415)	(241)	(877)	(824)
Comprehensive loss attributable to BlackLine, Inc.	$(20,772)	$(9,553)	$(47,300)	$(68,004)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Quarter Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183
Stock option exercises	85	1	1,247	—	—	1,248
Vesting of restricted stock units	118	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,864)	—	—	(1,864)
Stock-based compensation	—	—	21,510	—	—	21,510
Other comprehensive income	—	—	—	(2,128)	—	(2,128)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,375)	—	(18,644)	(20,019)
Balance at September 30, 2022	59,776	$598	$363,782	$(3,080)	$(283,369)	$77,931

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	202	2	3,662	—	—	3,664
Vesting of restricted stock units	492	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(7,866)	—	—	(7,866)
Stock-based compensation	—	—	58,829	—	—	58,829
Other comprehensive loss	—	—	—	(3,378)	—	(3,378)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,227	—	(43,922)	(40,695)
Balance at September 30, 2022	59,776	$598	$363,782	$(3,080)	$(283,369)	$77,931

	Quarter Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2021	58,402	$584	$596,183	$244	$(259,970)	$337,041
Stock option exercises	96	1	2,627	—	—	2,628
Vesting of restricted stock units	144	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(2,713)	—	—	(2,713)
Stock-based compensation	—	—	17,372	—	—	17,372
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	239	—	—	239
Other comprehensive income	—	—	—	(87)	—	(87)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,275)	—	(9,466)	(13,741)
Balance at September 30, 2021	58,642	$586	$609,433	$157	$(269,436)	$340,740

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	291	3	7,671	—	—	7,674
Vesting of restricted stock units	605	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	64	1	5,196	—	—	5,197
Acquisition of common stock for tax withholding obligations	—	—	(12,649)	—	—	(12,649)
Stock-based compensation	—	—	50,123	—	—	50,123
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of 2026 convertible senior notes, net of issuance costs and tax	—	—	268,324	—	—	268,324
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Other comprehensive income	—	—	—	(219)	—	(219)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(10,366)	—	(67,785)	(78,151)
Balance at September 30, 2021	58,642	$586	$609,433	$157	$(269,436)	$340,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(40,695)	$(78,151)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(3,695)	9,633
Net loss	(44,390)	(68,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,986	20,175
Change in fair value of contingent consideration	(14,113)	(3,426)
Amortization of debt discount and issuance costs	4,119	39,272
Stock-based compensation	57,410	48,789
Loss on extinguishment of convertible senior notes	—	7,012
Noncash lease expense	4,186	3,387
Accretion of purchase discounts on marketable securities, net	(3,326)	(158)
Net foreign currency (gains) losses	(1,463)	478
Deferred income taxes	(14,695)	40
Provision for (benefit from) credit losses	85	(55)
Changes in operating assets and liabilities:
Accounts receivable	18,321	5,436
Prepaid expenses and other current assets	2,239	1,646
Other assets	(6,355)	(13,609)
Accounts payable	(4,571)	(985)
Accrued expenses and other current liabilities	(612)	3,665
Deferred revenue	2,548	18,672
Operating lease liabilities	(5,329)	(3,854)
Lease incentive receipts	653	—
Other long-term liabilities	4,566	—
Net cash provided by operating activities	30,259	57,967
Cash flows from investing activities
Purchases of marketable securities	(1,171,808)	(1,107,908)
Proceeds from maturities of marketable securities	975,750	484,209
Capitalized software development costs	(14,952)	(11,240)
Purchases of property and equipment	(9,742)	(5,197)
Acquisition, net of cash acquired	(157,738)	—
Net cash used in investing activities	(378,490)	(640,136)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,128,794
Partial repurchase of convertible senior notes	—	(432,230)
Purchase of capped calls related to convertible senior notes	—	(102,350)
Principal payments under finance lease obligations	(380)	—
Proceeds from exercises of stock options	3,669	7,679
Proceeds from employee stock purchase plan	4,466	5,197
Acquisition of common stock for tax withholding obligations	(7,866)	(12,649)
Financed purchases of property and equipment	(84)	(549)
Net cash provided by (used in) financing activities	(195)	593,892
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(833)	(201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(349,259)	11,522
Cash, cash equivalents, and restricted cash, beginning of period	539,991	367,913
Cash, cash equivalents, and restricted cash, end of period	$190,732	$379,435
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$190,514	$378,977
Restricted cash included within prepaid expenses and other current assets at end of period	—	203
Restricted cash included within other assets at end of period	218	255
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$190,732	$379,435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$262,130	$—
Estimated fair value of contingent consideration	$55,947	$—
Stock-based compensation capitalized for software development	$1,675	$1,409
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,150	$890
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$263	$211
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
The Company is headquartered in Woodland Hills, California and has offices in Pleasanton, California, as well as in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and as amended in the Annual Report on Form 10-K/A filed on March 24, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on the Company’s employees; the extent to which it will impact worldwide macroeconomic conditions, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 and macroeconomic conditions at September 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and doubtful accounts, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements at and for the quarter and nine months ended September 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies except for the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as discussed below and the accounting for acquired deferred tax liabilities in a business combination as discussed in "Note 10 - Income Taxes".
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
Recently-issued accounting pronouncements not yet adopted
In January 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-01, Derivatives and Hedging, which expands the scope of the portfolio layer method to include non-prepayable financial assets, and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. For public business entities, it is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has not used derivative instruments to mitigate the impact of our market risk exposures. The Company has not adopted, nor does it intend to early adopt, the provisions of the new standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$23,635	$18,032	$28,699	$12,524
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(344)	(252)	(468)	(733)
Foreign currency translation	(71)	(6)	(409)	(108)
Adjustment to redeemable non-controlling interest	1,375	4,275	(3,227)	10,366
Balance at end of period	$24,595	$22,049	$24,595	$22,049

Note 4 — Business Combinations
Acquisition of FourQ
On January 26, 2022 the Company completed the FourQ Acquisition for cash consideration of $160.2 million payable at the closing of the acquisition with additional cash payments of up to $73.2 million payable upon certain earnout conditions being met. The FourQ Acquisition enhances the Company's existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. The Company incurred transaction-related costs, which include, but are not limited to, fees for accounting, legal, and advisory services, of less than $0.1 million and $3.4 million during the quarter and nine months ended September 30, 2022, respectively. The transaction-related costs were expensed as incurred.
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

The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results for the quarter and nine months ended September 30, 2022. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the Company’s consolidated financial statements would be immaterial.
Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,514)	$1,463
Developed technology	129,258	(51,452)	77,806
Customer relationships	26,089	(10,859)	15,230
Defensive patent	2,333	(787)	1,546
	$173,657	$(77,612)	$96,045

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,317)	$2,660
Developed technology	64,358	(43,148)	21,210
Customer relationships	16,589	(6,046)	10,543
Defensive patent	2,333	(551)	1,782
	$99,257	$(63,062)	$36,195
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2021	$289,710
Additions from acquisitions	154,151
Balance at September 30, 2022	$443,861
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$386,580	$10	$(1,646)	$384,944
Corporate bonds	73,569	603	(112)	74,060
Commercial paper	259,954	—	(952)	259,002
U.S. government agencies	138,168	—	(768)	137,400
	$858,271	$613	$(3,478)	$855,406

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
Corporate bonds	$74,144	$346	$(10)	$74,480
Commercial paper	584,742	—	(258)	584,484
	$658,886	$346	$(268)	$658,964
Refer to "Note 7 - Fair Value Measurements" for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in interest income in the accompanying condensed consolidated statements of operations, were $2.8 million and $3.3 million for the quarter and nine months ended September 30, 2022 and $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2021, respectively.
Net gains and losses are determined using the specific identification method. During the quarters and nine months ended September 30, 2022 and 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $725.6 million and $379.7 million, and $3.5 million and $0.3 million of unrealized losses, at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of September 30, 2022 or December 31, 2021.
The Company’s marketable securities as of September 30, 2022 have a contractual maturity of less than 1 year.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $84.9 million and $80.0 million at September 30, 2022 and December 31, 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued salaries and employee benefits	$32,646	$32,156
Accrued income and other taxes payable	6,885	9,770
Other accrued expenses and current liabilities	11,613	9,004
	$51,144	$50,930

Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$87,479	$—	$—	$87,479
Commercial paper	—	68,600	—	68,600
Marketable securities
U.S. treasury securities	384,944	—	—	384,944
Corporate bonds	—	74,060	—	74,060
Commercial paper	—	259,002	—	259,002
U.S. government agencies	—	137,400	—	137,400
Total assets	$472,423	$539,062	$—	$1,011,485
Liabilities
Contingent consideration	$—	$—	$62,566	$62,566
Total liabilities	$—	$—	$62,566	$62,566

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$432,110	$—	$—	$432,110
Marketable securities
Corporate bonds	—	74,480	—	74,480
Commercial paper	—	584,484	—	584,484
Total assets	$432,110	$658,964	$—	$1,091,074
Liabilities
Contingent consideration	$—	$—	$20,732	$20,732
Total liabilities	$—	$—	$20,732	$20,732
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning fair value	$60,821	$30,410	$20,732	$23,490
Additions in the period	—	—	55,947	—
Change in fair value	1,745	(10,346)	(14,113)	(3,426)
Ending fair value	$62,566	$20,064	$62,566	$20,064
The fair value of the contingent consideration related to the 2013 Acquisition is determined by discounting estimated future taxable income. The significant inputs used in the fair value measurement of the contingent consideration are the timing and amount of taxable income in any given period and determining an appropriate discount rate, which are not based on observable market data and consider the risks associated with the forecasted taxable income. Significant changes in the estimated future taxable income and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. At September 30, 2022, the fair value of the contingent consideration liability related to the 2013 Acquisition was $6.9 million.
During the quarter ended September 30, 2022, Rimilia did not meet specified annual recurring revenue thresholds, which relieved the Company of its obligation to pay the contingent consideration, and accordingly, the related liability for the Rimilia Acquisition was reduced to zero.
To determine the fair value of the contingent consideration related to the FourQ Acquisition, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date, as well as the discount rate. At

September 30, 2022, the fair value of the contingent consideration liability related to the FourQ Acquisition was $55.6 million.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 8 – Convertible Senior Notes
2024 Notes
The 2024 Notes consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Liability:
Principal	$250,000	$250,000
Unamortized debt discount	—	(31,562)
Unamortized debt issuance costs	(2,395)	(2,938)
Net carrying amount	$247,605	$215,500
Carrying amount of the equity component	$—	$55,615
The Company carries the 2024 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at September 30, 2022, was approximately $258.8 million, which represents a Level 2 valuation.
During the quarter ended September 30, 2022, the Company recognized $0.3 million of interest expense related to the amortization of issuance costs and $0.1 million of coupon interest expense. During the quarter ended September 30, 2021, the Company recognized $3.0 million of interest expense related to the amortization of debt discount and issuance costs and $0.1 million of coupon interest expense.
During the nine months ended September 30, 2022, the Company recognized $1.0 million of interest expense related to the amortization of issuance costs and $0.2 million of coupon interest expense. During the nine months ended September 30, 2021, the Company recognized $11.3 million of interest expense related to the amortization of debt discount and issuance costs and $0.3 million of coupon interest expense.
At September 30, 2022, the remaining life of the 2024 Notes was approximately 22 months.

The 2024 Notes were not convertible at September 30, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

There have been no changes to the condition of the 2024 Capped Calls since December 31, 2021, and the Capped Calls are still outstanding as of September 30, 2022.
2026 Notes
The 2026 Notes consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(237,096)
Unamortized debt issuance costs	(14,691)	(14,165)
Net carrying amount	$1,135,309	$898,739
Carrying amount of the equity component	$—	$271,229
The Company carries the 2026 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at September 30, 2022, was approximately $939.1 million, which represents a Level 2 valuation.
During the quarter and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.2 million of interest expense related to the amortization of issuance costs, respectively.
During the quarter and nine months ended September 30, 2021, the Company recognized $13.0 million and $28.0 million of interest expense related to the amortization of issuance costs, respectively.
At September 30, 2022, the remaining life of the 2026 Notes was approximately 42 months.
The 2026 Notes were not convertible at September 30, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2026 Capped Calls since December 31, 2021, and the Capped Calls are still outstanding as of September 30, 2022.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$2,346	$2,213	$6,309	$6,190
Sales and marketing	7,257	5,760	20,619	16,872
Research and development	3,847	2,788	10,554	8,264
General and administrative	7,449	6,169	19,928	17,463
	$20,899	$16,930	$57,410	$48,789
For the quarters ended September 30, 2022 and 2021, stock-based compensation capitalized as an asset was $0.7 million and $0.5 million, respectively.
For the nine months ended September 30, 2022 and 2021, stock-based compensation capitalized as an asset was $1.7 million and $1.4 million, respectively.
Stock options
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2021	2,739
Granted	—
Exercised	(228)
Forfeited/canceled	(23)
Outstanding at September 30, 2022	2,488
Restricted stock units - Service-based
The following table summarizes activity for restricted stock units with service-only vesting conditions (in thousands):

Nonvested at December 31, 2021	1,503
Granted	1,481
Vested	(587)
Forfeited/canceled	(164)
Nonvested at September 30, 2022	2,233
Restricted stock units - Performance and Service-based
On April 4, 2022, the Compensation Committee approved grants of performance and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics. The grants include three annual performance periods with vesting occurring in February of the year following the end of each annual performance period. Grant dates will be established upon approval of the performance metrics for the respective annual performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche. The performance metrics for the first tranche were approved in the quarter ended June 30, 2022, and the grant-date fair value of such awards was $5.3 million. On August 19, 2022, the Compensation Committee approved a grant of additional performance and service-based restricted stock units with similar related performance metrics and vesting conditions for which the grant-date fair value was $0.3 million.
Stock-based compensation expense for each tranche will be recognized over the period from grant date to vest date and will be based on the probable outcome at the end of each reporting period. Stock-based compensation expense totaling $1.3 million and $2.5 million was recognized in the quarter and nine months ended September 30, 2022.
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for domestic income taxes. For the quarters ended September 30, 2022 and 2021, the Company recorded $0.5 million in income tax expense and $0.2 million in income tax benefit, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded $12.9 million and $0.1 million in income tax benefit, respectively. The income tax expense for the quarter ended September 30, 2022, compared to the tax benefit for the quarter ended September 30, 2021, resulted primarily from changes in the mix of profitable foreign jurisdictions and jurisdictions for which tax benefits may be recognized. The increase in income tax benefit for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, resulted primarily from a partial release of $14.2 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of existing BlackLine deferred tax assets. The tax benefit was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions. For the quarters and nine months ended September 30, 2022 and 2021, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
The Company acquired FourQ deferred tax liabilities of $17.7 million, which are a source of taxable income to support recognition of acquired FourQ deferred tax assets and existing BlackLine deferred tax assets. BlackLine elected to consider the recoverability of the acquired deferred tax assets before considering the recoverability of existing BlackLine deferred tax assets. The acquired net deferred tax liabilities resulted in a release of BlackLine’s existing valuation allowance through earnings of $14.2 million during the nine months ended September 30, 2022.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to BlackLine, Inc.	$(20,019)	$(13,741)	$(40,695)	$(78,151)
Denominator:
Weighted average shares	59,695	58,508	59,422	58,196
Add: Dilutive effect of securities	—	—	—	—
Shares used to calculate diluted net loss per share	59,695	58,508	59,422	58,196
Basic net loss per share attributable to BlackLine, Inc.	$(0.34)	$(0.23)	$(0.68)	$(1.34)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.34)	$(0.23)	$(0.68)	$(1.34)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2022	2021
Stock options with service-only vesting conditions	2,488	2,855
Restricted stock units with service-only vesting conditions	2,233	1,704
Restricted stock units with performance and service vesting conditions	211	—
Total shares excluded from net loss per share	4,932	4,559
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.

Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $217.0 million and $173.8 million was recognized during the nine months ended September 30, 2022 and 2021, respectively, that was previously included in the deferred revenue balance at December 31, 2021 and 2020, respectively.
Contracted not recognized revenue was $684.6 million at September 30, 2022, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$96,769	$78,335	$273,934	$223,848
International	37,499	31,067	109,047	86,532
	$134,268	$109,402	$382,981	$310,380

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
At September 30, 2022, we had 354,924 individual users across 4,060 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 94% of our revenue primarily from subscriptions to our cloud-based software platform and approximately 6% from professional services for the nine months ended September 30, 2022. The majority of subscriptions are sold through one-year non-cancellable contracts, with a growing percentage of subscriptions sold through three-year contracts. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
For the quarters ended September 30, 2022 and 2021, we had revenues totaling $134.3 million and $109.4 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $20.0 million and $13.7 million, respectively.
For the nine months ended September 30, 2022 and 2021, we had revenues totaling $383.0 million and $310.4 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $40.7 million and $78.2 million, respectively.
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

	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022
Dollar-based net revenue retention rate	108%	109%	110%	110%	109%
Number of customers	3,704	3,825	3,897	4,003	4,060
Number of users	315,144	328,389	337,939	347,932	354,924
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2022, our dollar-based net revenue retention rate declined marginally from the quarter ended June 30, 2022. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2022 and 2021, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
GAAP gross profit	$101,842	$84,965	$286,959	$240,481
GAAP gross margin	75.8%	77.7%	74.9%	77.5%
GAAP net loss attributable to BlackLine, Inc.	$(20,019)	$(13,741)	$(40,695)	$(78,151)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP gross profit	$107,551	$87,853	$302,571	$248,681
Non-GAAP gross margin	80.1%	80.3%	79.0%	80.1%
Non-GAAP net income attributable to BlackLine, Inc.	$15,064	$15,090	$20,791	$31,789

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
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$101,842	$84,965	$286,959	$240,481
Amortization of acquired developed technology	3,011	675	8,305	2,010
Stock-based compensation expense	2,346	2,213	6,309	6,190
Transaction-related costs	352	—	998	—
Total non-GAAP gross profit	$107,551	$87,853	$302,571	$248,681
Gross margin	75.8%	77.7%	74.9%	77.5%
Non-GAAP gross margin	80.1%	80.3%	79.0%	80.1%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(20,019)	$(13,741)	$(40,695)	$(78,151)
Provision for (benefit from) income taxes	299	(636)	(12,692)	(409)
Amortization of intangible assets	5,182	2,630	14,550	8,430
Stock-based compensation	20,802	16,877	57,159	48,695
Amortization of debt discount and issuance costs	1,389	16,031	4,119	39,272
Change in fair value of contingent consideration	1,745	(10,346)	(14,113)	(3,426)
Transaction-related costs	3,272	—	13,981	—
Legal settlement costs	1,019	—	1,709	—
Adjustment to redeemable non-controlling interest	1,375	4,275	(3,227)	10,366
Loss on extinguishment of convertible senior notes	—	—	—	7,012
Total non-GAAP net income attributable to BlackLine, Inc.	$15,064	$15,090	$20,791	$31,789

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues
Subscription and support	$126,081	$102,924	$360,289	$289,749
Professional services	8,187	6,478	22,692	20,631
Total revenues	134,268	109,402	382,981	310,380
Cost of revenues
Subscription and support	25,544	17,948	75,495	50,540
Professional services	6,882	6,489	20,527	19,359
Total cost of revenues	32,426	24,437	96,022	69,899
Gross profit	101,842	84,965	286,959	240,481
Operating expenses
Sales and marketing	64,540	48,799	190,567	146,410
Research and development	27,721	18,843	80,871	56,611
General and administrative	31,000	11,372	74,997	59,886
Total operating expenses	123,261	79,014	346,435	262,907
Income (loss) from operations	(21,419)	5,951	(59,476)	(22,426)
Other income (expense)
Interest income	4,387	231	6,620	412
Interest expense	(1,482)	(16,110)	(4,386)	(46,582)
Other income (expense), net	2,905	(15,879)	2,234	(46,170)
Loss before income taxes	(18,514)	(9,928)	(57,242)	(68,596)
Provision for (benefit from) income taxes	474	(210)	(12,852)	(78)
Net loss	(18,988)	(9,718)	(44,390)	(68,518)
Net loss attributable to redeemable non-controlling interest	(344)	(252)	(468)	(733)
Adjustment attributable to non-controlling interest	1,375	4,275	(3,227)	10,366
Net loss attributable to BlackLine, Inc.	$(20,019)	$(13,741)	$(40,695)	$(78,151)
Comparison of Quarters and Nine months ended September 30, 2022 and 2021
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$126,081	$102,924	$23,157	22%	$360,289	$289,749	$70,540	24%
Professional services	8,187	6,478	1,709	26%	22,692	20,631	2,061	10%
Total revenues	$134,268	$109,402	$24,866	23%	$382,981	$310,380	$72,601	23%

	September 30,
	2022	2021
Dollar-based net revenue retention rate	109%	108%
Number of customers	4,060	3,704
Number of users	354,924	315,144

The increase in revenues for the quarter and nine months ended September 30, 2022, compared to the quarter and nine months ended September 30, 2021, was primarily due to an increase in the number of customers, an increase in the number of users added and products purchased by existing customers, and an increase in average user price driven by a combination of increased sales of strategic products and renewal price increases, as well as revenues from FourQ. The total number of customers and users at September 30, 2022 increased by 10% and 13%, respectively, as compared to September 30, 2021.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$25,544	$17,948	$7,596	42%	$75,495	$50,540	$24,955	49%
Professional services	6,882	6,489	393	6%	20,527	19,359	1,168	6%
Total cost of revenues	$32,426	$24,437	$7,989	33%	$96,022	$69,899	$26,123	37%
Gross margin	75.8%	77.7%			74.9%	77.5%
The increase in total cost of revenues for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was primarily due to the following:
•$2.7 million increase in depreciation and amortization mainly due to the addition of developed technology from the FourQ Acquisition;
•$1.6 million increase in salaries, benefits, and stock-based compensation driven primarily by higher cost of revenues-related headcount;
•$1.4 million net increase in computer software and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the FourQ Acquisition;
•$1.2 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.6 million increase in professional services expense.
The increase in total cost of revenues for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the following:
•$7.4 million increase in depreciation and amortization mainly due to the addition of developed technology from the FourQ Acquisition;
•$6.5 million net increase in computer software and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services in connection with the FourQ Acquisition;
•$4.4 million increase in salaries, benefits, and stock-based compensation driven primarily by higher average cost of revenues-related headcount;
•$3.2 million increase in amortization of developed technology due to net additions to software placed into service; and
•$3.1 million increase in professional services expense.
Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$64,540	$48,799	$15,741	32%	$190,567	$146,410	$44,157	30%
Percentage of total revenues	48.1%	44.6%			49.8%	47.2%

The increase in sales and marketing expenses for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was primarily due to the following:
•$12.6 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions;
•$0.9 million increase in computer software-related costs; and
•$0.7 million in transaction-related costs incurred in connection with the FourQ Acquisition in the quarter ended September 30, 2022.
The increase in total sales and marketing expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the following:
•$35.0 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions;
•$2.3 million increase in travel-related expenses;
•$2.2 million increase in computer software-related costs;
•$2.1 million in transaction-related costs incurred in connection with the FourQ Acquisition in the nine months ended September 30, 2022; and
•$1.5 million increase in trade show expenses.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development, gross	$32,922	$22,765	$10,157	45%	$95,607	$67,930	$27,677	41%
Capitalized internally developed software costs	(5,201)	(3,922)	(1,279)	33%	(14,736)	(11,319)	(3,417)	30%
Research and development, net	$27,721	$18,843	$8,878	47%	$80,871	$56,611	$24,260	43%
Percentage of total revenues	20.6%	17.2%			21.1%	18.2%
The increase in research and development expenses for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was primarily due to the following:
•$6.2 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$2.1 million in transaction-related costs incurred in connection with the FourQ Acquisition in the quarter ended September 30, 2022;
•$1.0 million increase in computer software-related costs; and
•$0.6 million increase in professional services; partially offset by
•$1.3 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
The increase in total research and development expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the following:
•$16.3 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022;

•$5.7 million in transaction-related costs incurred in connection with the FourQ Acquisition in the nine months ended September 30, 2022;
•$2.9 million increase in professional services; and
•$1.7 million increase in computer software-related costs; partially offset by
•$3.4 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$31,000	$11,372	$19,628	173%	$74,997	$59,886	$15,111	25%
Percentage of total revenues	23.1%	10.4%			19.6%	19.3%
The increase in general and administrative expenses for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was primarily due to the following:
•$12.1 million net increase in changes in fair value contingent consideration (refer to Note 7 - “Fair Value Measurements”);
•$3.6 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$1.5 million increase for professional services;
•$1.0 million in legal settlement costs incurred in the quarter ended September 30, 2022; and
•$0.9 million increase in foreign currency losses.
The increase in total general and administrative expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the following:
•$9.5 million increase in salaries, benefits, and stock-based compensation;
•$5.4 million increase for professional services;
•$5.1 million in transaction-related costs incurred in connection with the FourQ Acquisition incurred in the nine months ended September 30, 2022;
•$2.5 million increase in foreign currency losses; and
•$1.7 million in legal settlement costs incurred in the nine months ended September 30, 2022; partially offset by
•$10.7 million in changes in fair value contingent consideration (refer to Note 7 - “Fair Value Measurements”).
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$4,387	$231	$4,156	N/M	$6,620	$412	$6,208	N/M
The increase in interest income during the quarter and nine months ended September 30, 2022, compared to the quarter and nine months ended September 30, 2021, was significantly due to increased average interest rates.

Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest expense	$1,482	$16,110	$(14,628)	(91)%	$4,386	$46,582	$(42,196)	(91)%
The decrease in interest expense during the quarter and nine months ended September 30, 2022, compared to the quarter and nine months ended September 30, 2021 was due to the elimination of the debt discount amortization on the 2024 Notes and the 2026 Notes, and a loss of $7.0 million on the partial extinguishment of the 2024 Notes in the quarter ended June 30, 2021 that did not recur in the current year comparative quarter, partially offset by an increase in the amortization of debt issuance costs following the adoption of ASU 2020-06, Debt - Debt with Conversion and other Options.
Provision for (benefit from) income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$474	$(210)	$684	(326)%	$(12,852)	$(78)	$(12,774)	N/M

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended September 30, 2022, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes.

For the quarters ended September 30, 2022 and 2021, we recorded $0.5 million in income tax expense and $0.2 million in income tax benefit, respectively. For the nine months ended September 30, 2022 and 2021, we recorded $12.9 million and $0.1 million in income tax benefit, respectively. The income tax expense for the quarter ended September 30, 2022, compared to the tax benefit for the quarter ended September 30, 2021, resulted primarily from changes in the mix of profitable foreign jurisdictions and jurisdictions for which tax benefits may be recognized. The increase in income tax benefit for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, resulted primarily from a partial release of $14.2 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of existing BlackLine deferred tax assets. The tax benefit was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At September 30, 2022, our principal sources of liquidity were an aggregate of $1.0 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, commercial paper and government agency securities. We had $1.4 billion aggregate principal amount of Notes outstanding at September 30, 2022.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.

Contractual Obligations and Commitments

Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of September 30, 2022, all of the 2024 Capped Calls remained outstanding.

In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of September 30, 2022, all of the 2026 Capped Calls remained outstanding.

Lease Liabilities
As of September 30, 2022, we have obligations totaling $17.2 million related to existing property and equipment leases.

Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At September 30, 2022, we have $42.2 million of contractual obligations related to four commitments, with $5.7 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.

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

Unrecognized Tax Liabilities
As of September 30, 2022, while we have liabilities for unrecognized tax benefits of $5.3 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

Letters of Credit
Commitments under letters of credit at September 30, 2022 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$304	$—	$30	$218	$56
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

Historical Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$30,259	$57,967
Net cash used in investing activities	$(378,490)	$(640,136)
Net cash provided by (used in) financing activities	$(195)	$593,892
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
For the nine months ended September 30, 2022, cash provided by operations was $30.3 million, resulting from net non-cash expenses of approximately $63.2 million and net cash flows provided as a result of changes in operating assets and liabilities of $11.5 million, partially offset by our net loss of $44.4 million. The $11.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:

•$18.3 million decrease in accounts receivable due to increased collections;
•$4.6 million increase in other long-term liabilities;
•$2.5 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•$2.2 million decrease in prepaid expenses and other current assets.

These changes in our operating assets and liabilities were partially offset by the following:

•$6.4 million increase in other assets due to higher prepaid commissions related to increased sales;
•$5.3 million decrease in operating lease liabilities;
•$4.6 million decrease in accounts payable; and
•$0.6 million decrease in accrued expenses and other current liabilities.
For the nine months ended September 30, 2021, cash provided by operations was $58.0 million, resulting from net non-cash expenses of $115.5 million, and net cash flows provided as a result of changes in operating assets and liabilities of $11.0 million, partially offset by our net loss of $68.5 million. The $11.0 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected the following:

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
For the nine months ended September 30, 2022, cash used in investing activities was $378.5 million as a result of the following:

•$196.1 million of purchases of marketable securities, net of proceeds from maturities;
•$157.7 million, net of cash acquired, paid for the acquisition of FourQ;
•$15.0 million for capitalized software development costs; and
•$9.7 million in purchases of property and equipment.
For the nine months ended September 30, 2021, cash used in investing activities was $640.1 million as a result of the following:

•$623.7 million of purchases of marketable securities, net of proceeds from maturities;
•$11.2 million in capitalized software development costs; and
•$5.2 million in purchases of property and equipment.
Net Cash Provided By (Used in) Financing Activities
For the nine months ended September 30, 2022, cash used in financing activities was $0.2 million primarily as a result of the following:

•$7.9 million of acquisitions of common stock for tax withholding obligations, partially offset by
•$4.5 million of proceeds from the employee stock purchase plan; and
•$3.7 million of proceeds from exercise of stock options.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We had cash and cash equivalents and marketable securities of $1.0 billion at September 30, 2022. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, currencies that comprise the majority of our foreign operations and customer sales include the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Polish Zloty, Romanian Leu, and Singapore Dollar. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of BlackLine K.K., for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flow. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at September 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
•The COVID-19 pandemic is having a material adverse impact on the operations and financial performance of certain of our customers and industries that we serve, which could harm our business and operating results.
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
Our growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed. As a result of the pandemic, our sales efforts for the past two years have focused on digital events, digital lead generation, and tools to help our sales representatives connect with prospects virtually, however, there is no guarantee these relatively new marketing efforts will be successful, and our business may be harmed.
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
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have affected us, our customers, and our vendors. Moreover, in response to COVID-19, we shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business, including a partial return to in-person customer events. While COVID-19 related restrictions have eased in many locations, evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events, purchase new or additional products or services, or delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. For example, macroeconomic trends and the economic effects of COVID-19 have impacted and may continue to impact our renewal rate. Any prolonged shut down of a significant portion of global economic activity or a downturn in the global economy would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates or an economic downturn in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, as a result of the COVID-19 pandemic, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. Services may decrease sequentially as new implementation projects are delayed. Weakening economic conditions could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends or COVID-19 could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or geopolitical uncertainty or war, could cause, and has caused customers to request concessions, including extended payment terms, free modules or better pricing.
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
We are currently operating in a period of economic uncertainty and cannot predict the timing, strength or duration of any economic downturn. To the extent unfavorable conditions in the national and global economy persist, or worsen, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, the aftermath of Brexit continues to cause significant political and economic uncertainty in both the UK and the European Union ("EU"). As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting our customers' use of our products and our operating results.
Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future economic slowdowns. See Risks Related to Our Dependence on Third Parties.

The COVID-19 pandemic is having a material adverse impact on the operations and financial performance of certain of our customers and industries that we serve, which could harm our business and operating results.
In response to the ongoing COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which has, and may continue to negatively impact our business. We continue to monitor the situation and adjust our policies to reflect current guidance related to COVID-19 and its variants. These precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and increase the length of our sales cycle, or create operational or other challenges, any of which will harm our business and operating results. In addition, COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of travel restrictions and/or business shut downs, uncertainty in the financial markets or other harm to their business and financial results resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which will negatively impact our business and operating results, including sales and cash flows. The risk of a cybersecurity incident occurring has also increased as more companies and individuals work remotely, and potentially expose us to new, complex threats. More generally, COVID-19 has adversely affected economies and financial markets globally, which has led to volatile financial markets, and may lead to an extended economic downturn and a resulting decrease in technology spending, which could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the full extent of the impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We increased our number of full-time employees to 1,915 at September 30, 2022 as we have experienced growth in number of customers and expanded our operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, we shut down certain workplaces and required our employees in those locations to work remotely. We continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business. However, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely. Continuing to create a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force. Moreover, if we fail to manage our anticipated growth or any realignment of resources in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by restrictions on travel and social distancing requirements, as well as labor shortages, higher employee turnover and slower hiring rates associated with the COVID-19 pandemic. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deterring any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, due to volatile market conditions, stock price fluctuations or otherwise, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As of September 30, 2022, our sales and marketing teams included 853 employees. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communications channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, or oil and gas have significantly cut or eliminated capital expenditures at this time. As such, we have de-emphasized building new relationships with customers in those industries during the pandemic, which could harm our customer base.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $40.7 million and $78.2 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $283.4 million at September 30, 2022. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2022, we had goodwill and intangible assets with a net book value of $539.9 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. As part of our ongoing international expansion strategy, in August 2016, we acquired Runbook Company B.V. ("Runbook"), a Netherlands-based provider of financial close automation software solutions to SAP customers, which is referred to as the "Runbook Acquisition". Additionally, in September 2018, we entered into an agreement with Japanese Cloud Computing and M30 LLC to engage in a joint venture that is focused on the sale of our products in Japan (the “Japanese Joint Venture”). In October 2020, we acquired Rimilia ("Rimilia"), a United Kingdom-based provider of accounts receivable automation solutions that enable organizations to control cash flow and cash collection in real time. This acquisition is referred to as the "Rimilia Acquisition." On January 26, 2022, we acquired FourQ, which is a U.S.-based company with operations in India and Mexico (the "FourQ Acquisition"). We derived approximately 28% and 28% of our revenues from sales outside the United States in the nine months ended September 30, 2022 and 2021, respectively. Any international expansion efforts that we may undertake, such our Japanese Joint Venture, our Rimilia Acquisition, or our FourQ Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
We use third-party contractors outside of the United States to supplement our research and development capabilities. We currently use third-party contractors located in Romania, the Netherlands, China and India. Outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have required us to shut down certain workplaces, which could decrease productivity and increase reliance on remote solutions, which present different security challenges. Further, ongoing geopolitical tensions related to Russia's invasion of Ukraine have affected other regions, such as China and Germany, which may negatively impact our third-party contractors in those locations. Managing operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these third-party contractors successfully. If we fail to maintain productive relationships with these contractors generally, we may be required to develop our solutions in a less efficient and cost-effective manner and our product release schedules may be delayed while we hire software developers or find alternative contract development resources. Additionally, while we take precautions to ensure that software components developed by our third-party contractors are reviewed and that our source code is protected, misconduct by our third-party contractors could result in infringement or misappropriation of our intellectual property. Furthermore, any acts of espionage, malware attacks, theft of confidential information or other privacy, security, or data protection incidents attributed to our third-party contractors may compromise our system infrastructure, expose us to litigation and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results.
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
We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following the Schrems II decision, the new SCCs and the Recommendations, and in connection with regulatory guidance and other developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. Further, on June 28, 2021, the EU Commission adopted an "adequacy decision," which allows for free flow of personal data between the EU and the United Kingdom. This adequacy decision includes a "sunset clause," which strictly limits its duration to four years. During this four-year period, the Commission could intervene at any time if the United Kingdom deviates from the level of protection currently in place. The United Kingdom has enacted legislation substantially implementing the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. It is, however, uncertain how data protection laws and related regulations will develop in the United Kingdom over time, and if and when the Commission might make use of this right to intervene. Any restriction on the free flow of personal data between the EU and the United Kingdom could adversely impact our customers' use of our products and our operating results. Further, the United Kingdom has, like the EU, adopted new standard contractual clauses for use when transferring personal data outside its borders, which we are required to implement over time. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf and to modify our related policies or procedures. Our means for transferring personal data from the EEA, Switzerland, and the United Kingdom may not be adopted by all of our customers and may be subject to legal challenge by data subjects and protection authorities. We may also experience reluctance or refusal by European customers to use our solutions due to potential risk exposure. We and our customers face a risk of fines and other enforcement actions taken by EU and national data protection authorities regarding cross-border data transfers, including from and to the United States. Any such fines or enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
U.S. tax laws that, among other things, include limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could increase our effective tax rate. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. In addition, the United States has recently enacted the Inflation Reduction Act, which includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. These and other proposed or implemented changes in U.S. tax law could adversely impact our financial results. Finally, current and future changes to non-U.S. tax laws, including the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure or increase taxes imposed upon us.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At September 30, 2022, the conditional conversion features of the Notes were not triggered. If one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Date: November 4, 2022

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: November 4, 2022