Form 10-K
period 2022-12-31
BLACKLINE, INC.
filed 2023-02-23
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the Nasdaq Global Select Market on such date was $3.666 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 15, 2023, 60,047,142 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2023, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

BLACKLINE, INC.
2022 ANNUAL REPORT ON FORM 10-K

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
Item 1.    Business
Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for mid-market and enterprise organizations in all industries globally. Our secure, scalable solutions support critical financial close, accounts receivable and intercompany accounting processes. By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their results and operations.
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

Our mission is to transform how accounting and finance departments operate, by delivering an indispensable platform to the controller. Our approach modernizes accounting and finance operations by unifying accounting systems, data and processes; automating manual, repetitive activities; and enabling more real-time delivery of critical accounting information, a process we refer to as “continuous accounting.” Our solutions help customers unify, orchestrate, and automate accounting processes while achieving greater accuracy, control, and transparency. We believe the need for our software has been driven by growing business and information technology complexities, transaction volumes and expanding regulatory requirements. Our software integrates with, and obtains data from, more than 30 different ERP systems, including Microsoft Dynamics, Oracle, and SAP, as well as many other financial systems and applications such as bank accounts, sub-ledgers and in-house databases.
We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). On September 3, 2013, our company, BlackLine, Inc., a Delaware C-corporation, acquired BlackLine Systems, a California S-corporation, and outside investors acquired a controlling interest in us, which we refer to as the “2013 Acquisition.” The 2013 Acquisition was accounted for as a business combination under accounting principles generally accepted in the United States of America (“GAAP”) and resulted in a change in accounting basis as of the date of the 2013 Acquisition.
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
Our cloud-based products include Account Reconciliations, Transaction Matching, Task Management, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions, Team & Task Management, AR Intelligence, Intercompany Create Functionality, Intercompany Processing, and Netting and Settlement. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
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
Expand Our International Operations and Customer Footprint. We believe that we have a significant opportunity to expand the use of our cloud-based products outside the United States. We have an established presence in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions through organic growth activities and strategic acquisitions.
Extend Our Customer Relationships and Distribution Channels. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics, professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact, and IBM. We intend to continue to strengthen and expand our existing relationships, seek new relationships, and further expand our distribution channels to help us expand into new markets and increase our presence in existing markets.

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
Enterprise Integration
We provide simple, secure and automated tools and integrations to transfer data to and from a range of enterprise-wide processes and systems, including ERPs, financial systems and in-house databases, and other custom applications and data. Our solutions integrate with over 30 ERP systems, including Microsoft Dynamics, Oracle, and SAP. In addition, for companies with multiple systems and complex needs, we can connect with any number of general ledger systems simultaneously, resolving many of the issues associated with consolidating data across systems.
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
Security
Our solutions and services incorporate industry best practices and meet internationally recognized standards with respect to information security and privacy management. We have implemented and maintain our certified Information Security Management System and Privacy Information Management System in accordance with the ISO/IEC 27001, 27017, 27018, and 27701 standard requirements. We meet a breadth of requirements for our security control environment, including information security policies, organization of information security, human resource security, access control, cryptography, physical and environmental security, operations security, communications security, information security incident management, and information security aspects of business continuity management. In our continued commitment to customer trust, transparency, and security in service, we provide customers independently validated testing and evaluation of our control environment through issued reports and certifications.
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
Automation and efficiency
Our solutions can ingest data from a variety of sources, including ERP systems and other data repositories, and apply powerful, rules-driven automation to reconciliations, journals and transactions. This streamlines accounting processes, minimizes manual data entry and improves individual productivity to help ensure that accounting processes are timely completed. As a result, this automation allows users to focus on value-added activities instead of process management.
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
Customers
Our customers include multinational corporations, large enterprises and mid-market companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2022, we had 366,522 individual users across 4,188 customers exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.
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
Accounts Receivable Automation
Cash is vital to every business, and accounts receivable automation is central to improving cash flow. Managing accounts receivable well means maximizing working capital by collecting cash and minimizing credit losses. This critical process is often highly manual. Our unified suite of Accounts Receivable Automation solutions “AR Solutions,” helps customers collect cash, provide credit, and better understand cash flow.
•BlackLine Cash Application transforms the order-to-cash cycle by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. BlackLine Cash Application drives an automated and effective end-to-end process from an invoice to cash in the bank and fully applied in the subledger. It uses intelligent automation to help customers accurately apply payments to customers’ invoices in an ERP. Embedded machine learning then reduces the manual effort involved in the process and releases working capital for our customers.
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
•Collections Management helps customers design collection strategies to fit each of their customer’s sales ledger profile. Releasing cash from customers is the fastest way to increase working capital. Collections Management streamlines the collections process and unlocks more cash from companies with automated escalating recovery sequences that enable collections teams to better prioritize their work by understanding which customers require attention. Customers gain real-time clarity into what actions and collection strategies are working at each stage of the collection process and can use this information to collect payments more efficiently, leading to reduced days sales outstanding and improved customer relationships.
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
•AR Intelligence automatically processes, analyzes, and surfaces critical information such as sales and payment performance data, customer payment trends, and days sales outstanding. This solution unifies the data across BlackLine’s AR Solutions suite to provide data typically difficult to obtain in real time. Customers using this solution gain insights into customer behavior, as well as the ability to measure the impact of extended payment terms to cash collections and cash flow, and understand the predictability of customer payments when building cash flow forecasts.
Intercompany Accounting
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty and process inefficiency for the accounting function. It is a manual, time-consuming, and resource-intensive process that can have material impacts on costs if not managed properly. Our intercompany solutions manage the entire intercompany transaction lifecycle within our platform, from the initial creation of a transaction through the settlement. We believe it is the only widely available automated end-to-end intercompany solution maintained in a single platform. This solution includes the following features:
•Intercompany Create Functionality replaces informal, ad hoc intercompany requests and approvals with a simple process that uses billing routes to facilitate the flow of a transaction and the appropriate tax and transfer pricing mark-ups. The application stores permissions and business logic exceptions by entity, service, and transaction type, ensuring that both the seller and the buyer of the intercompany transaction are authorized to conduct business, while billing in a manner that optimizes process efficiency and minimizes tax leakage.
•Intercompany Processing records an organization’s intercompany transactions once they reach an appropriate completion level and posts them to the appropriate systems from a single source. The product automatically incorporates local taxes, exchange rates, invoicing requirements, and customer-specific transfer pricing for the nature of the services being billed, so that the resulting journal entries will net, which reduces the possibility of intercompany differences and eliminates the need to perform a manual reconciliation, while providing accurate reporting to business partners and auditors.
•Netting and Settlement automatically generates a real-time, aggregated settlement matrix, which shows the balance of transactions across an entire organization and uses bilateral netting to reduce the number of transactions that typically incur bank fees. Users can filter the information by transaction type, hold type, currency or business relationship. This feature facilitates the process of netting transactions and helps users make informed, strategic decisions, while managing cash reporting and forecasting.
Services
Customer service is essential to our success. We offer the following services for our customers:
•Implementation - With a focus on configuration over customization, our implementation approach favors rapid and efficient deployments led by accounting experts, rather than technical resources. A typical project will focus on mapping our application to a customer’s current or ideal process, coaching them on best practices, and helping organizations become self-sufficient, instead of dependent on additional professional services. For clients that elect to work with a business process outsourcer or other company for implementation services, our implementation team provides ongoing support in order to ensure that the implementation or finance transformation projects are completed successfully.
•Support - We provide live customer support 24/7/365 from our offices in California, Sydney and London. All customers have access to support resources by phone, email or through our portal, free of charge.
•Customer Success - Our customer success managers, many of whom are former users, provide customers with best practices and help create a roadmap for expanded usage of our solutions. We believe that this service, which is made available to all customers, is central to our retention and upsell efforts.
•Training - We offer a variety of live and web-based training options, but most customers elect to consume their training through our e-learning environment, BlackLine U. Courses cover solutions functionality, as well as the underlying concepts that make reconciliation, the financial close and other accounting and finance activities necessary.
Sales and Marketing
We sell our solutions through our direct sales force. Our direct sales force leverages our relationships with technology vendors such as SAP and Microsoft Dynamics, professional services firms such as Deloitte and Ernst & Young and business process outsourcers such as Cognizant, Genpact and IBM, to influence and drive customer growth. Since 2018, we have partnered with SAP, incorporating them into the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. Solex allows us to provide the highest level integration with SAP ERP solutions.
Our marketing efforts are focused on creating sales leads, establishing and extending our brand proposition, generating product awareness, and cultivating our community of users. We generate sales leads primarily through word-of-mouth, search engine marketing, outbound lead generation, and our network of business process outsourcers, business services organizations and resellers. We leverage online and offline marketing channels on a global basis and organize customer roundtables and user conferences and release white papers, case studies, blogs, and digital programs and seminars to promote our innovative and comprehensive offerings. We have further extended our brand awareness through sponsorships with leading industry organizations such as the American Institute of Certified Public Accountants, or AICPA, the Institute of Management Accountants, or IMA, the Financial Executives International, or FEI, the Institute of Chartered Accountants in England and Wales, or ICAEW, and the Association of Chartered Certified Accountants, or ACCA.
Competition
The market for accounting and financial software and services is competitive, rapidly evolving and requires a deep understanding of the industry standards, accounting rules and global financial regulations.
We compete with vendors of financial automation software and with certain ERP software. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
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
Human Capital
BlackLine's approximately 1,814 employees worldwide contribute their unique talents, experience and backgrounds to help our customers move to modern accounting. We are committed to driving a culture of inclusion and innovation through our programs designed to attract, develop, retain, and engage exceptional talent as part of our Think, Create, Serve ethos.
Through a focus on diversity, equity and inclusion, health and safety, comprehensive compensation and benefits, employee engagement, and training and development, we strive to cultivate a culture where employees can bring their authentic selves and do their best work in our award-winning workplace, named to Newsweek's List of the "Top 100 Most Loved Workplaces for 2022" and recipient of TrustRadius' 2022 Tech Cares Award.
Diversity, Equity and Inclusion
Our programs are designed to attract, develop, retain, and engage exceptional talent, and we continue to support this with a company-wide objective to strengthen our culture of diversity, equity, and inclusion. Programs that advance our strategy include reducing unconscious bias in the workplace, our increasing focus on recruitment in underrepresented communities, and supporting a diverse workforce. We continue to support our Employee Resource Groups ("ERGs"), which are open to all employees and support our diversity, equity, and inclusion goals. Our member-led ERGs support and foster connections among underrepresented groups, including women, people of color, LGBTQ+, and military veterans.
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
Employee Engagement
BlackLine regularly seeks input from employees through various methods, including through broad employee engagement and pulse surveys, which assess our degree of success in promoting an environment where employees are engaged, satisfied, productive, and possess a strong understanding of our business goals. In 2022, we conducted our annual engagement survey with 81% of global employees participating. BlackLine’s engagement score is in line with industry benchmarks and our top scores were related to the company's future, manager satisfaction, and diversity initiatives. We recognize the correlation between employee engagement and productivity and retention, and our leaders at all levels continue to implement changes recommended by our employees to reinforce and promote employee engagement.
Training and Development
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, self-directed learning, and support for continuing education through professional development and reimbursement programs. In 2022, we advanced our career path framework and introduced a global individual development program. BlackLine employees are also offered training related to BlackLine products, and technical, leadership, and communications training.
Corporate Information
We were incorporated in May 2001. Our principal executive offices are located at 21300 Victory Blvd., 12th Floor, Woodland Hills, California 91367, and our telephone number is (818) 223-9008.
The names “BlackLine,” “BlackLine Systems,” “BlackLine Cash Application,” and our logo are our trademarks. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.
Available Information
Our website is located at www.blackline.com, and our investor relations website is located at http://investors.blackline.com. We have used, and intend to continue to use, our Investor Relations website as a means of disclosing material public information and for complying with our disclosure obligations under Regulation FD. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
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
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles, particularly in the current macroeconomic environment. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic, market price volatility, and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally, which has resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium priced offerings. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have adversely affected us, our customers, and our vendors. In response to COVID-19, we initially shifted our customer events to virtual-only experiences and we continue to adjust our practices and policies to respond to evolving restrictions and recommendations in the jurisdictions where we conduct business, including a partial return to in-person customer events. Such adjustments in our practices and policies may not align with customer demand, and we may incur additional costs associated with in-person events or other practices, which may increase our expenses without a corresponding increase in revenue or other benefits. While COVID-19 related restrictions have eased in many locations, evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our events, purchase new or additional products or services, or delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates or an economic downturn in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. To the extent unfavorable conditions in the national and global economy persist, or worsen, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. For example, as a result of uncertainty around general macroeconomic conditions, customers have begun to delay and defer purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, certain of our customers have exhibited more price sensitivity, which may impact our sales, and in particular, sales of our premium priced products. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. Services may decrease as new implementation projects are delayed. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends or COVID-19 could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or geopolitical uncertainty or war, could cause, and has caused customers to request concessions, including extended payment terms, free modules or better pricing.

In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs, as well as geopolitical volatility. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, such as trade sanctions against Russia in response to the war in Ukraine, could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results. The aftermath of Brexit also continues to cause significant political and economic uncertainty in both the UK and the European Union ("EU"). As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting customer demand for our products and our operating results.
Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of prolonged economic uncertainty or future economic slowdowns. See Risks Related to Our Dependence on Third Parties.
We continue to experience rapid growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
We continue to experience growth in our customer base and operations. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, due to COVID-19, our workforce continues to be primarily remote, and we expect that our workplace will be fully or partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as the reduction in force announced in the fourth quarter of 2022. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
We derive substantially all of our revenues from a limited number of software solutions, and our growth is dependent on their success.
We currently derive a significant portion of our revenue from our Close Process Management solution, and expect to continue to derive a majority of our revenues from our Close Process Management solution. As a result, the continued growth in market demand for this solution is critical to our continued success. We cannot be certain that any new software solutions or products we introduce will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.
If our security controls are breached or unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, due to political uncertainty and military actions associated with the war in Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to notify individuals of data security breaches involving certain types of personal data. These or other disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.
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
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches and incidents introduced through the tools and services we use. For example, in the fourth quarter of 2020, we became aware of reports that an update to widely-used IT infrastructure management software provided by one of our vendors, SolarWinds Corporation, had been compromised by attackers. We have evaluated our internal systems and networks for vulnerable versions of the affected software, and we have detected no indicators of compromise. While we believe we were not negatively affected by this incident, we have invested time and resources to evaluate and protect our environment from potential supply chain risks, and we continue to monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent third-party related incidents. However, there can be no assurance that our defensive measures will prevent cyber-attacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by labor shortages, higher employee turnover and slower hiring rates associated with the COVID-19 pandemic and hybrid or remote work. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deter any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, due to volatile market conditions, stock price fluctuations or otherwise, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
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
The market for accounting and financial software and services is highly competitive and rapidly evolving. Our competitors vary in size and in the breadth and scope of the products and services they offer. We often compete with other vendors of financial automation software, and we also compete with large, well-established, enterprise application software vendors whose software contains components that compete with our platform. In the future, a competitor offering ERP software could include a free service similar to ours as part of its standard offerings or may offer a free standalone version of a service similar to ours. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
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
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and expand our sales and marketing operations and activities. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams generally avoided in-person meetings and have been primarily engaging with customers online and through other communication channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communication channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected. Moreover, some industries particularly impacted by COVID-19, such as travel, hospitality, retail, and oil and gas significantly cut or eliminated capital expenditures for a period of time, which has negatively impacted our ability to grow our customer base in certain industries.
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
The COVID-19 pandemic and related economic disruptions have had, and may continue to have, a material adverse impact on the operations and financial performance of certain of our customers and industries that we serve, which could harm our business and operating results.
COVID-19 has disrupted the operations of our customers and partners, and may continue to disrupt their operations for an indefinite period of time, including as a result of supply chain constraints and uncertainty in the financial markets, all of which could negatively impact our business and operating results, including sales and cash flows. For example, COVID-19 has adversely affected economies and financial markets globally, which has led to volatile financial markets and reduced technology budgets for some of our customers, which has adversely affected our sales and sales cycles. To the extent the ongoing COVID-19 pandemic leads to an extended economic downturn, any resulting decrease in technology spending or increase in price sensitivity could adversely affect demand for our offerings and harm our business and operating results. It is not possible at this time to estimate the full extent of the impact of COVID-19 and related economic disruptions on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, most recently we completed the FourQ Acquisition. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
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
Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities, which may lead to additional expenses, impairment charges or write-offs, restructuring charges, or other adverse impacts to our business, results of operations, or financial condition.
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
Our customers and third-party resellers may need training in the proper use of our platform to maximize its potential. If our platform is not implemented or used correctly or as intended, including if customers input incorrect or incomplete financial data into our platform, inadequate performance may result. Because our customers rely on our platform to manage their financial close and other financial tasks, the incorrect or improper implementation or use of our platform, our failure to train customers on how to use our platform efficiently and effectively, or our failure to provide adequate product support to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our platform.

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
We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million, $115.2 million, and $46.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had an accumulated deficit of $273.0 million at December 31, 2022. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the economic effects of COVID-19, inflation, increased interest rates or the war in Ukraine;
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
Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential contract and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable. This could cause variability in our operating results for any particular period.
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
•announcements or planned introductions of new products by us or our competitors; and
•lengthy purchasing approval processes of potential customers, including due to increased scrutiny of spending.
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
In addition, more sales are closed in the last month of a quarter than other times. If we are unable to close sufficient transactions in a particular period, or if a significant amount of transactions are delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transactions would otherwise have been recognized, may be adversely affected.
Recently, as a result of uncertainty around general macroeconomic conditions, customers have been delaying and deferring purchasing decisions, which has led to a deterioration in near term demand. In addition, we may devote greater research and development, sales, product support, and professional services resources to potential customers that do not result in actual sales or revenue, resulting in increased costs and reduced profitability, and which could strain our resources.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2022, we had goodwill and intangible assets with a net book value of $534.7 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOLs”) of $269.1 million and $148.6 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.
Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as an SAP solution-extension (“SolEx”), for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 29%, 28%, and 25% of our revenues from sales outside the United States in the years ended December 31, 2022, 2021, and 2020, respectively. Any international expansion efforts that we may undertake, such as our Japanese Joint Venture, our Rimilia Acquisition, or our FourQ Acquisition, may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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

Privacy and cybersecurity concerns and evolving domestic or foreign laws and regulations, including increased restrictions of cross-border data transfers, may limit or reduce the adoption of our services, result in significant costs and compliance challenges, and adversely affect our business.
Global legal and regulatory requirements related to collecting, storing, handling, transferring, and otherwise processing personal data are rapidly evolving in ways that require our business to adapt to support our compliance and our customers’ compliance. As the regulatory focus on privacy, data protection, and cybersecurity intensifies worldwide, and jurisdictions increasingly consider and adopt laws and regulations relating to these matters, the potential risks related to processing personal data by our business may grow. In addition, possible adverse interpretations of existing laws and regulations by governments in countries where we or our customers operate, as well as the potential implementation of new legislation, could impose significant obligations in areas affecting our business or prevent us from offering certain services in jurisdictions where we operate. Any failure or perceived failure to comply with applicable laws or regulations relating to privacy, data protection, or cybersecurity may adversely affect our business.
Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and in many other jurisdictions where we offer our products. Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global regulatory landscape relating to privacy, data protection, and cybersecurity has grown increasingly complex and fragmented and is rapidly evolving. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, reputational harm, negative effects on our existing business and on our ability to attract and retain new customers, and increased potential exposure to regulatory enforcement, litigation, and/or financial penalties for non-compliance. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area (“EEA”) to the U.S. This ruling from the CJEU and recent rulings from various EU member state data protection authorities have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the U.S. and certain other countries outside the EEA. Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. A U.S. Executive Order has been issued that is anticipated to lead to the development of a new EU-U.S. Privacy Framework under which personal data can legally be transferred to the U.S. from the EEA. It remains uncertain whether, and when, such a framework will be formally established, and uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA and other regions, an integral process of our business. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act. While the UK GDPR so far mirrors the obligations in the GDPR and imposes similar penalties, the UK government is considering amending its data protection legislation. If UK regulation of data protection diverges significantly from the EU, new obligations and data flow issues could emerge, creating costs and complexity. Actual or alleged failure to comply with the GDPR or the UK GDPR can result in private lawsuits, reputational damage, loss of customers, and regulatory enforcement actions, which can result in significant fines, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.
Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous other states, including Virginia, Colorado, Utah, and Connecticut have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Furthermore, the U.S. Congress is considering privacy legislation, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rule making exercise.
Globally, virtually every jurisdiction in which we operate has established its own frameworks governing privacy, data protection, and cybersecurity with which we, and/or our customers, must comply. These laws and regulations often are more restrictive than those in the U.S. Regulatory developments in these countries may require us to modify our policies, procedures, and data processing measures in order to address requirements under these or other applicable privacy, data protection, or cybersecurity regimes, and we may face claims, litigation, investigations, or other proceedings regarding them, initiated by private parties and governmental authorities, and may incur related liabilities, expenses, costs, and operational losses. Our compliance efforts are further complicated by the fact that laws and regulations relating to privacy, data protection, and cybersecurity around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions.
In addition to government activity, privacy advocacy, and other industry groups have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may require us, or we may find it advisable, to meet voluntary certifications or adhere to other standards established by them or third parties, such as the SSAE 18, SOC1, and SOC2 audit processes. If we are unable to maintain such certifications, comply with such standards, or meet such customer requests, it could reduce demand for our services and adversely affect our business.
Compliance with applicable laws and regulations relating to privacy, data protection, and cybersecurity may require changes in our services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or negative effects on our ability to attract and retain customers in certain industries and foreign countries, which could adversely affect our business. The costs of compliance with, and other obligations imposed by, these laws and regulations may require modification of our services, limit use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Privacy, data protection, and cybersecurity concerns, whether valid or not valid, may inhibit the market adoption, effectiveness, or use of our services, particularly in certain industries and foreign countries.
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
In addition, various countries could enact laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement or access our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from accessing our solutions or, in some cases, prevent the export or import of our solutions to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to current or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.
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
U.S. tax laws that, among other things, include limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could increase our effective tax rate. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. In addition, the recently enacted Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. These and other proposed or implemented changes in U.S. tax law could adversely impact our financial results. Finally, current and future changes to non-U.S. tax laws, including the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure or increase taxes imposed upon us.

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
•actual or perceived privacy, security, data protection, or cybersecurity incidents;
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
•issuances of shares of our common stock, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision in our amended and restated bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
Risks Related to Our Outstanding Convertible Notes
Servicing our Notes may require a significant amount of cash and we may not have sufficient cash to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
As of December 31, 2022, we had $250.0 million aggregate principal amount of 2024 Notes outstanding and $1.150 billion aggregate principal amount of 2026 Notes outstanding.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of December 31, 2022, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are subject to counterparty risk with respect to the Capped Calls.
In connection with the issuance of the Notes, we entered into the Capped Calls with the counterparties with respect to each series of Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time prior to the respective maturity of the Notes (and are likely to do so on each exercise date of the Capped Call). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as refinancing needs, the need to develop new features or enhance our existing solutions, or to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, or we may opportunistically decide to raise capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing or refinancing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2024. We have additional U.S. lease offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2022, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock trades on the Nasdaq Global Select Market under the symbol “BL” since October 28, 2016. Prior to that time, there was no public market for our common stock.
Holders of Record
At February 15, 2023, there were 4 shareholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.
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
The following graph compares (i) the cumulative total stockholder return on our common stock with (ii) the cumulative total return of the S&P 500 Index and (iii) the cumulative total return of the S&P Software & Services Select Industry Index (SPSISS), all over the period from December 31, 2017 through December 31, 2022, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2017 and the reinvestment of dividends. The S&P Software & Services Select Industry Index is newly selected for comparison to align with the index used for a recent equity award, which includes the measurement of BlackLine’s total shareholder return as compared to the S&P Software & Services Select Industry Index. The graph also includes the comparison to the Nasdaq Computer Index (IXCO), which was the selected line-of-business index in the prior year. The graph uses the closing market price on December 31, 2017 of $32.80 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
BlackLine, Inc
S&P 500
S&P Software & Services Select Industry Index
NASDAQ Computer Index

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
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2022 and fiscal 2021. For the comparison of fiscal 2021 and fiscal 2020, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022 and as amended in the Annual Report on Form 10-K/A filed on March 24, 2022.

Overview
We have created a comprehensive cloud-based software platform designed to transform and modernize accounting and finance operations for organizations of all types and sizes. Our secure, scalable platform supports critical accounting processes, such as intercompany accounting, certain types of data matching, the financial close, account reconciliations, and controls assurance. By introducing software to automate these processes and to enable them to function continuously, we empower our customers to improve the integrity of their financial reporting, increase efficiency in their accounting and finance processes and enhance real-time visibility into their operations.
At December 31, 2022, we had 366,522 individual users across 4,188 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”). On September 3, 2013, we acquired BlackLine Systems, and outside investors acquired a controlling interest in us, which we refer to as the “2013 Acquisition.” The 2013 Acquisition was accounted for as a business combination under GAAP and resulted in a change in accounting basis as of the date of the 2013 Acquisition.
Our cloud-based products include Account Reconciliations, Transaction Matching, Task Management, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions, Team & Task Management, AR Intelligence, Intercompany Create Functionality, Intercompany Processing, and Netting and Settlement. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
We derived approximately 94% of our revenue primarily from subscriptions to our cloud-based software platform and approximately 6% from professional services for the year ended December 31, 2022. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. Approximately two-thirds of new contracts in 2022 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. Subscription revenue is recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-market customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.

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
For the years ended December 31, 2022, 2021, and 2020, we had revenues totaling $522.9 million, $425.7 million, and $351.7 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $29.4 million, $115.2 million, and $46.9 million, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates or an economic downturn in the United States or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay purchasing decisions, which has adversely impacted our near term demand.
In addition, any further impact of the COVID-19 pandemic on our business, operating results, and overall financial performance remains uncertain and depends on certain developments, including the pandemic's duration and geographic spread, and the distribution and efficacy of vaccines, among others. We are and will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
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
During the year ended December 31, 2022, Rimilia did not meet specified annual recurring revenue thresholds, which relieved the Company of its obligation to pay the contingent consideration, and accordingly, the related liability for the Rimilia Acquisition was reduced to zero.
Acquisition of FourQ
On January 26, 2022, we completed the acquisition (the "FourQ Acquisition") of FourQ Systems, Inc. ("FourQ") for cash consideration of $160.2 million payable at the closing of the acquisition. In addition, there are contingent cash consideration payments of up to $73.2 million payable upon certain earnout conditions being met. We funded the FourQ Acquisition with existing cash on-hand.
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

	Year Ended December 31,
	2022	2021	2020
Dollar-based net revenue retention rate	107%	109%	106%
Number of customers	4,188	3,825	3,433
Number of users	366,522	328,389	291,873

Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2022, our dollar-based net revenue retention rate decreased primarily due to foreign currency headwinds and slower net growth in existing customer accounts. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are seeing an increasing volume of transactions for our non-user based strategic products, such as Transaction Matching, Intercompany, and BlackLine Cash Application.
Key Components of our Results of Operations
Revenues
Subscription and support. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. Approximately two-thirds of new contracts in 2022 had an initial term of three years. Fees are based on a number of factors, including the solutions subscribed to by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 94% of our revenues for the year ended December 31, 2022.
Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support, but we no longer develop any new applications or functionality for our legacy on-premise software, and anticipate that this component of our revenues will continue to decline relative to total revenue.
Professional services. We offer our customers implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions. We also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are performed. Professional services revenues composed approximately 6% of our revenues for the year ended December 31, 2022.
For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Cost of Revenues
Subscription and support cost of revenues. Subscription and support cost of revenues primarily consists of amortization of acquired developed technology costs, salaries, benefits and stock-based compensation associated with our hosting operations and support personnel, amortization of capitalized internal-use software costs, and data center costs related to hosting our cloud-based software. We also allocate a portion of overhead to subscription and support cost of revenues.
Professional services costs of revenues. Costs associated with providing professional services primarily consist of salaries, benefits and stock-based compensation associated with our implementation personnel. These costs are expensed as incurred when the services are performed. We also allocate a portion of overhead to professional services cost of revenues.
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, transaction-related costs, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets and impairment of cloud computing implementation costs. We defer sales and partner commissions and amortize them over an estimated period of benefit of five years. We expect the annual trend in sales and marketing expenses to continue to increase as we expand our direct sales teams and increase sales through our strategic relationships and resellers.
Research and development. Research and development expenses are comprised primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, and transaction-related costs. Research and development expenses also include third-party contractors and supplies, computer software-related costs and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred. We expect research and development costs to increase as we develop new solutions and make improvements to our existing platform.
General and administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not to compete and trade name intangible assets, the change in the fair value of contingent consideration, transaction-related costs, and impairment of cloud computing implementation costs.
Restructuring Costs. Restructuring costs consist of one-time termination benefits. Refer to "Note 12 - Restructuring Costs" for additional information on these costs.
Interest Income. Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.
Interest Expense. Interest expense consists primarily of interest expense associated with our Convertible Senior Notes (the “Notes”) issued in August 2019 and March 2021.
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse.
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. For the year ended December 31, 2022, for both federal and state income taxes, we have recorded a valuation allowance against our deferred tax assets because of our cumulative operating losses since inception, as we believe that the realization of the deferred tax assets is currently not more likely than not. We have also recorded a valuation allowance against certain foreign deferred tax assets.
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

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
GAAP gross profit	$393,553	$327,835
GAAP gross margin	75.3%	77.0%
GAAP net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Non-GAAP gross profit	$414,818	$338,930
Non-GAAP gross margin	79.3%	79.6%
Non-GAAP net income attributable to BlackLine, Inc.	$46,243	$36,535
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
Non-GAAP Net Income (loss) attributable to BlackLine and Diluted Non-GAAP Net Income (loss) attributable to BlackLine, Inc. per share. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt discount and issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, impairment of cloud computing implementation costs, restructuring costs, adjustment to the value of the redeemable non-controlling interest to the redemption amount, and loss on extinguishment of convertible senior notes. Diluted non-GAAP net income attributable to BlackLine, Inc. per share includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs in order to allow a direct comparison of net loss between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, and net loss, the most comparable GAAP measures to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Year Ended December 31,
	2022	2021
	(in thousands)
Non-GAAP Gross Profit:
Gross profit	$393,553	$327,835
Amortization of acquired developed technology	11,315	2,685
Stock-based compensation	8,595	8,410
Transaction-related costs	1,355	—
Total non-GAAP gross profit	$414,818	$338,930
Gross margin	75.3%	77.0%
Non-GAAP gross margin	79.3%	79.6%

Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)
Benefit from income taxes related to acquisitions	(13,634)	(961)
Amortization of intangible assets	19,731	10,479
Stock-based compensation	75,576	65,723
Amortization of debt discount and issuance costs	5,511	55,538
Change in fair value of contingent consideration	(35,130)	(2,758)
Transaction-related costs	16,831	1,586
Legal settlement costs	1,709	—
Impairment of cloud computing implementation costs	5,330	—
Restructuring costs	3,841	—
Adjustment to redeemable non-controlling interest	(4,131)	15,077
Loss on extinguishment of convertible senior notes	—	7,012
Total non-GAAP net income attributable to BlackLine, Inc.	$46,243	$36,535
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
On December 7, 2022, we announced our decision to commit to a restructuring plan that was designed to focus on key growth priorities. Refer to "Note 12 - Restructuring Costs" for additional information on this event.

Consolidated statements of operations information was as follows (in thousands):

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues
Subscription and support	$491,187	$398,633
Professional services	31,751	27,073
Total revenues	522,938	425,706
Cost of revenues
Subscription and support	102,132	71,979
Professional services	27,253	25,892
Total cost of revenues	129,385	97,871
Gross profit	393,553	327,835
Operating expenses
Sales and marketing	256,862	202,620
Research and development	108,893	77,322
General and administrative	80,155	86,507
Restructuring costs	3,841	—
Total operating expenses	449,751	366,449
Loss from operations	(56,198)	(38,614)
Other income (expense)
Interest income	14,637	700
Interest expense	(5,850)	(62,945)
Other expense, net	8,787	(62,245)
Loss before income taxes	(47,411)	(100,859)
Provision for (benefit from) income taxes	(13,520)	135
Net loss	(33,891)	(100,994)
Net loss attributable to non-controlling interest	(369)	(910)
Adjustment attributable to non-controlling interest	(4,131)	15,077
Net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)
Revenues

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$491,187	$398,633	$92,554	23%
Professional services	31,751	27,073	4,678	17%
Total revenues	$522,938	$425,706	$97,232	23%

	Year Ended December 31,
	2022	2021
Dollar-based net revenue retention rate	107%	109%
Number of customers	4,188	3,825
Number of users	366,522	328,389
The increase in revenues for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase in the number of customers, an increase in the number of users added by existing customers, and an increase in non-user based strategic product sales. The total number of customers and users increased by 9% and 12%, respectively, during the year ended December 31, 2022.

Cost of revenues

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Subscription and support	$102,132	$71,979	$30,153	42%
Professional services	27,253	25,892	1,361	5%
Total cost of revenues	$129,385	$97,871	$31,514	32%
Gross margin	75.3%	77.0%
The increase in cost of revenues for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following:
•$9.8 million increase in depreciation and amortization primarily due to the addition of developed technology from the FourQ Acquisition;
•$7.1 million net increase in computer software and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services;
•$4.9 million increase in salaries, benefits, and stock-based compensation driven primarily by higher average cost of revenues-related headcount;
•$4.6 million increase in amortization of developed technology due to net additions to software placed into service;
•$3.7 million increase in professional fees; and
•$1.4 million in transaction-related costs related to the FourQ acquisition.
Sales and marketing

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$256,862	$202,620	$54,242	27%
Percentage of total revenues	49.1%	47.6%
The increase in sales and marketing expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following:
•$40.9 million increase in salaries, sales commissions, stock-based compensation and incentives driven primarily by higher headcount and increased commissions from revenue growth in sales of our solutions;
•$3.4 million impairment of cloud computing implementation costs incurred in the year ended December 31, 2022;
•$2.8 million increase in travel-related expenses;
•$2.1 million increase in trade show expenses;
•$2.6 million increase in computer software-related costs primarily due to the increase in average headcount and planned expansion to promote workforce productivity; and
•$2.4 million in transaction-related costs incurred in connection with the FourQ Acquisition in the year ended December 31, 2022.
Research and development

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development, gross	$128,514	$92,323	$36,191	39%
Capitalized internally developed software costs	(19,621)	(15,001)	(4,620)	31%
Research and development, net	$108,893	$77,322	$31,571	41%
Percentage of total revenues	20.8%	18.2%

The increase in research and development expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following:
•$21.6 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$7.8 million in transaction-related costs incurred in connection with the FourQ Acquisition in the year ended December 31, 2022;
•$3.2 million increase in professional fees to augment existing resources; and
•$2.2 million increase in computer software-related costs; partially offset by
•$4.6 million increase in capitalized software costs due to new significant and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$80,155	$86,507	$(6,352)	(7)%
Percentage of total revenues	15.3%	20.3%
The decrease in general and administrative expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the following:
•$32.4 million decrease in the fair value of contingent consideration (refer to Note 8 - “Fair Value Measurements”); partially offset by
•$11.4 million increase in salaries, benefits, and stock-based compensation due to an increase in average headcount;
•$6.2 million increase in professional fees to support FourQ and other strategic initiatives, as well as increased recruiting fees;
•$3.7 million in transaction-related costs incurred in connection with the FourQ Acquisition in the year ended December 31, 2022;
•$2.0 million impairment of cloud computing implementation costs incurred in the year ended December 31, 2022; and
•$1.7 million in legal settlement costs incurred in the year ended December 31, 2022.
Restructuring costs

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Restructuring costs	$3,841	$—	$3,841	NM
The increase in restructuring costs during the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to a planned workforce reduction and consisted of one-time termination benefits. The restructuring plan included elimination of approximately 5% of our workforce. We recorded an aggregate restructuring charge of $3.8 million in the fourth quarter of 2022, of which a significant portion was paid in the same quarter from existing cash operations. Refer to "Note 12 - Restructuring Costs" for additional information.
Interest income

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$14,637	$700	$13,937	NM
The increase in interest income during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to increased average interest rates on our investments and cash balances.

Interest expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest expense	$5,850	$62,945	$(57,095)	(91)%
The decrease in interest expense during the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to the elimination of the debt discount amortization on the 2024 Notes and the 2026 Notes, and a loss of $7.0 million on the partial extinguishment of the 2024 Notes in the quarter ended June 30, 2021 that did not recur in the current year.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(13,520)	$135	$(13,655)	NM
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the year ended December 31, 2022, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes. For the years ended December 31, 2022 and 2021, we recorded $13.5 million in income tax benefit and $0.1 million in income tax expense, respectively. The increase in income tax benefit for the year ended December 31, 2022, compared to the year ended December 31, 2021, resulted primarily from a partial release of $14.2 million of existing valuation allowance as net deferred tax liabilities acquired from FourQ are a source of taxable income to support recognition of existing BlackLine deferred tax assets. The tax benefit was partially offset by the non-recognition of 2022 tax benefits associated with certain UK operations and changes in the mix of profitable foreign jurisdictions. For the year ended December 31, 2022, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
At December 31, 2022, our principal sources of liquidity were an aggregate of $1.1 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities. We had $1.4 billion aggregate principal amount of Notes outstanding at December 31, 2022.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of December 31, 2022, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of December 31, 2022, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of December 31, 2022, we have obligations totaling $17.0 million related to existing property and equipment leases.

At December 31, 2022, the Company had one lease obligation totaling approximately $0.8 million that commenced in the first quarter of 2023 with a lease term of approximately twenty-four months.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. As at December 31, 2022, we have $42.2 million of contractual obligations related to four commitments, with $7.3 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are obligated to pay a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition on or before November 15, 2023 since we realized taxable income for the year ended December 31, 2022. In addition, we are potentially obligated to pay a maximum of $73.2 million of contingent consideration over the next three years related to our FourQ Acquisition if certain financial performance milestones are met.
Unrecognized Tax Liabilities
At December 31, 2022, while we have liabilities for unrecognized tax benefits of $5.5 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at December 31, 2022 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$333	$—	$33	$239	$61
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2022, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$56,013	$80,093
Net cash used in investing activities	$(395,615)	$(506,941)
Net cash provided by financing activities	$1,436	$599,240
Net Cash Provided by Operating Activities
Our net loss and cash flows from operating activities are primarily driven by net increases in headcount and our continued investments in our infrastructure to support long-term growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, change in fair value of contingent consideration, loss on extinguishment of convertible notes, non-cash lease expense, impairment of cloud computing costs, amortization of debt discount and issuance costs, and deferred taxes.
For the year ended December 31, 2022, cash provided by operating activities was $56.0 million, resulting from net non-cash expenses of $75.4 million and net cash flow provided by changes in operating assets and liabilities of $14.5 million, partially offset by our net loss of $33.9 million. The $14.5 million of net cash flows provided by changes in our operating assets and liabilities reflected the following:
•$36.6 million increase in deferred revenue as a result of the growth of our customer and user bases, as reflected by greater billings for our subscription and support services;
•$5.9 million increase in accrued expenses and other current liabilities related to increased bonuses, commissions, and payroll taxes due to increased headcount and higher sales, as well as an increase in accrued restructuring;
•$5.8 million increase in other long-term liabilities primarily related to the acquisition of FourQ; and
•$4.4 million increase in accounts payable.
These changes in our operating assets and liabilities were partially offset by the following:
•$23.0 million increase in accounts receivable;
•$10.1 million increase in other assets due to increased prepaid commissions, partially offset by related amortization; and
•$6.9 million decrease in operating lease liabilities.
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
•$5.2 million decrease in operating lease liabilities; and
•$4.0 million increase in prepaid expenses and other current assets.

Net Cash Provided Used In Investing Activities
Our investing activities consist primarily of purchases, maturities, and sales of marketable securities; capitalized software development costs; and capital expenditures for property and equipment.
For the year ended December 31, 2022, cash used in investing activities was $395.6 million as a result of the following:
•$207.7 million of purchases of marketable securities, net of proceeds from maturities;
•$157.7 million, net of cash acquired, paid for the acquisition of FourQ;
•$19.2 million in capitalized software development costs; and
•$11.0 million in purchases of property and equipment.
For the year ended December 31, 2021, cash used in investing activities was $506.9 million as a result of the following:
•$483.7 million of purchases of marketable securities, net of proceeds from maturities;
•$14.5 million in capitalized software development costs; and
•$8.7 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
For the year ended December 31, 2022, cash provided by financing activities was $1.4 million primarily as a result of the following:
•$7.0 million of proceeds from the employee stock purchase plan; and
•$4.7 million of proceeds from exercises of stock options.
These changes in our financing activities were partially offset by the following:
•$9.5 million of acquisitions of common stock for tax withholding obligations.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. At December 31, 2022 and 2021, we had backlog of approximately $772.9 million and $596.3 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our consolidated financial condition and results of operations. Refer to “Note 2 - Significant Accounting Policies” of the accompanying notes to our consolidated financial statements for additional information.
Deferred Customer Acquisition Costs
We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees ("deferred customer contract acquisition costs") and our partners ("partner referral fees") meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized straight line over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life, which involves some level of judgment in terms of the inherent assumptions used. Partner referral fees are deferred and then amortized on a straight-line basis over the related contractual period, as the fees for renewals are commensurate with fees incurred for the initial contract. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Capitalized Software Costs
We account for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles—Goodwill and Other. We capitalize certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. We capitalize certain costs in the development of our SaaS subscription solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include estimated personnel and related expenses for employees as well as costs of third-party contractors who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our SaaS software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.
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
Contingent consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration are as follows:
•the likelihood that the Company will realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition;
•the amount and timing of Rimilia ARR in the second year subsequent to the acquisition;
•the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date.
Significant changes in these estimates and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability.
Transaction-related costs incurred by the Company are expensed as incurred and are included in general and administrative expenses in the Company's consolidated statements of operations.
Recent Accounting Pronouncements
Refer to "Note 2 - Significant Accounting Policies" Recently Issued Accounting Standards of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.
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
In August 2019, we issued $500.0 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a fixed annual interest rate of 0.125%; therefore, we do not have economic interest rate exposure with respect to the 2024 Notes. In March 2021, we issued $1.15 billion aggregate principal amount of the 2026 Notes. The 2026 Notes have a fixed annual interest rate of 0.0%; therefore, we do not have economic interest rate exposure with respect to the 2026 Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $1.1 billion at December 31, 2022. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Polish Zloty, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of the Company's Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and marketable securities at December 31, 2022.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible senior notes.

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

Valuation of Acquired Intangible Assets and Contingent Consideration Liability – Acquisition of FourQ Systems, Inc.

As described in Notes 2, 5 and 16 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed its acquisition of FourQ Systems, Inc. (“FourQ”) for cash consideration of $160.2 million payable at the closing of the acquisition. In addition, there are contingent cash consideration payments of up to $73.2 million payable upon certain earnout conditions being met. The purchase price allocation included a developed technology intangible asset of $64.9 million and a customer relationships intangible asset of $9.5 million. Management estimated the fair value of the contingent consideration at the acquisition date and recognized a liability of $55.9 million. As of December 31, 2022, management estimated the fair value of the contingent liability consideration to be $33.5 million, and as a result, recorded $22.4 million benefit within general and administrative expense for the year ended December 31, 2022, related to the reduction in fair value subsequent to the acquisition date. Determining the fair value of the identifiable assets acquired and liabilities assumed, and the contingent consideration liability requires management to use significant judgment and estimates. Management valued the developed technology using the multi-period excess earnings model under the income approach, which involved the use of significant assumptions with respect to the discount rate, obsolescence rate, revenue forecasts, research and development costs for future technology, and EBITDA forecasts. Management valued the customer relationships using the differential cash flow (with-and-without) model, an income approach, which involved the use of significant assumptions with respect to the discount rate and the customer ramp-up rate. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined bookings from FourQ and BlackLine and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition.

The principal considerations for our determination that performing procedures relating to the valuation of acquired intangible assets and contingent consideration liability in the acquisition of FourQ is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the developed technology and customer relationships intangible assets and the contingent consideration liability; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, obsolescence rate, revenue forecasts, research and development costs for future technology, and EBITDA forecasts for the developed technology intangible asset; the discount rate and customer ramp-up rate for the customer relationships intangible asset; and the amount and timing of new and incremental combined bookings from FourQ and BlackLine and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date for the contingent consideration liability; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and the contingent consideration liability. These procedures also included, among others, (i) reading the agreements; (ii) evaluating management’s assessments of the completeness of the identified intangible assets acquired and contingent consideration liability; (iii) testing management’s process for developing the fair value estimates of the developed technology and customer relationships intangible assets and the contingent consideration liability; (iv) evaluating the appropriateness of the models used to develop the fair value estimates, (v) testing the completeness and accuracy of certain underlying data used by management in the valuation models, and (vi) evaluating the reasonableness of significant assumptions used by management related to the discount rate, obsolescence rate, revenue forecasts, research and development costs for future technology, and EBITDA forecasts related to the developed technology intangible asset, the discount rate and customer ramp-up rate related to the customer relationships intangible asset, and the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date related to the contingent consideration liability. Evaluating the reasonableness of management’s significant assumptions related to the revenue forecasts, research and development costs for future technology, and EBITDA forecasts related to the developed technology and customer ramp-up rate related to the customer relationships, and amount and timing of new and incremental combined bookings from FourQ and BlackLine and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date related to the contingent consideration liability involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Company and FourQ and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the reasonableness of the discount rates and obsolescence rate and (ii) the appropriateness of the Company’s models used to develop the fair value estimate of the acquired intangible assets and the contingent consideration liability.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2023
We have served as the Company’s auditor since 2014.

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$200,968	$539,739
Marketable securities (amortized cost of $875,456 and $658,886 at December 31, 2022 and December 31, 2021, respectively)	874,083	658,964
Accounts receivable, net of allowances for credit losses of $2,282 and $2,923 at December 31, 2022 and 2021, respectively	150,858	125,130
Prepaid expenses and other current assets	23,658	23,855
Total current assets	1,249,567	1,347,688
Capitalized software development costs, net	32,070	23,547
Property and equipment, net	19,811	16,321
Intangible assets, net	90,864	36,195
Goodwill	443,861	289,710
Operating lease right-of-use assets	14,708	16,264
Other assets	92,775	87,853
Total assets	$1,943,656	$1,817,578
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,964	$7,471
Accrued expenses and other current liabilities	58,600	50,930
Deferred revenue, current	279,325	242,429
Finance lease liabilities, current	989	373
Operating lease liabilities, current	5,943	4,936
Contingent consideration, current	8,000	16,438
Total current liabilities	367,821	322,577

Finance lease liabilities, noncurrent	785	824
Operating lease liabilities, noncurrent	9,292	13,248
Convertible senior notes, net	1,384,306	1,114,239
Contingent consideration, noncurrent	33,549	4,294
Deferred tax liabilities, net	5,568	8,175
Deferred revenue, noncurrent	343	362
Other long-term liabilities	6,229	124
Total liabilities	1,807,893	1,463,843
Commitments and contingencies (Note 17)
Redeemable non-controlling interest (Note 4)	23,895	28,699
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 60,016,824 and 58,984,247 issued and outstanding at December 31, 2022 and 2021, respectively	600	590
Additional paid-in capital	385,709	625,883
Accumulated other comprehensive income (loss)	(1,472)	298
Accumulated deficit	(272,969)	(301,735)
Total stockholders' equity	111,868	325,036
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,943,656	$1,817,578
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Subscription and support	$491,187	$398,633	$328,559
Professional services	31,751	27,073	23,178
Total revenues	522,938	425,706	351,737
Cost of revenues
Subscription and support	102,132	71,979	47,919
Professional services	27,253	25,892	21,053
Total cost of revenues	129,385	97,871	68,972
Gross profit	393,553	327,835	282,765
Operating expenses
Sales and marketing	256,862	202,620	174,581
Research and development	108,893	77,322	56,464
General and administrative	80,155	86,507	71,611
Restructuring costs	3,841	—	—
Total operating expenses	449,751	366,449	302,656
Loss from operations	(56,198)	(38,614)	(19,891)
Other income (expense)
Interest income	14,637	700	4,502
Interest expense	(5,850)	(62,945)	(23,311)
Other income (expense), net	8,787	(62,245)	(18,809)
Loss before income taxes	(47,411)	(100,859)	(38,700)
Provision for (benefit from) income taxes	(13,520)	135	702
Net loss	(33,891)	(100,994)	(39,402)
Net loss attributable to redeemable non-controlling interest (Note 4)	(369)	(910)	(1,349)
Adjustment attributable to redeemable non-controlling interest (Note 4)	(4,131)	15,077	8,858
Net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)	$(46,911)
Basic net loss per share attributable to BlackLine, Inc.	$(0.49)	$(1.97)	$(0.83)
Shares used to calculate basic net loss per share	59,539	58,351	56,832
Diluted net loss per share attributable to BlackLine, Inc.	$(0.49)	$(1.97)	$(0.83)
Shares used to calculate diluted net loss per share	59,539	58,351	56,832
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(33,891)	$(100,994)	$(39,402)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the years ended December 31, 2022, 2021 and 2020	(1,450)	88	(111)
Foreign currency translation	(624)	(312)	220
Other comprehensive income (loss)	(2,074)	(224)	109
Comprehensive loss	(35,965)	(101,218)	(39,293)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(369)	(910)	(1,349)
Foreign currency translation attributable to redeemable non-controlling interest	(304)	(146)	110
Comprehensive loss attributable to redeemable non-controlling interest	(673)	(1,056)	(1,239)
Comprehensive loss attributable to BlackLine, Inc.	$(35,292)	$(100,162)	$(38,054)
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	55,931	$559	$561,275	$377	$(163,598)	$398,613
Stock option exercises	1,034	11	20,622	—	—	20,633
Vesting of restricted stock units	557	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	160	2	6,970	—	—	6,972
Acquisition of common stock for tax withholding obligations	—	—	(8,186)	—	—	(8,186)
Stock-based compensation	—	—	50,945	—	—	50,945
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(8,858)	—	(38,053)	(46,911)
Balance at December 31, 2020	57,682	577	622,768	376	(201,651)	422,070
Stock option exercises	415	5	11,416	—	—	11,421
Vesting of restricted stock units	780	7	—	—	—	7
Issuance of common stock through employee stock purchase plan	107	1	9,019	—	—	9,020
Acquisition of common stock for tax withholding obligations	—	—	(17,007)	—	—	(17,007)
Stock-based compensation	—	—	67,595	—	—	67,595
Other comprehensive loss	—	—	—	(78)	—	(78)
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	268,803	—	—	268,803
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(15,077)	—	(100,084)	(115,161)
Balance at December 31, 2021	58,984	590	625,883	298	(301,735)	325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	246	2	4,679	—	—	4,681
Vesting of restricted stock units	634	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	153	2	6,994	—	—	6,996
Acquisition of common stock for tax withholding obligations	—	—	(9,544)	—	—	(9,544)
Stock-based compensation	—	—	77,984	—	—	77,984
Other comprehensive loss	—	—	—	(1,770)	—	(1,770)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,131	—	(33,522)	(29,391)
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)	$(46,911)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 4)	(4,500)	14,167	7,509
Net loss	(33,891)	(100,994)	(39,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,816	27,128	20,892
Change in fair value of contingent consideration	(35,130)	(2,758)	28
Amortization of debt discount and issuance costs	5,511	55,538	22,689
Loss on extinguishment of convertible notes	—	7,012	—
Stock-based compensation	75,884	65,870	49,690
Non-cash lease expense	5,593	4,513	4,653
(Accretion) amortization of purchase discounts on marketable securities, net	(8,874)	6	(157)
Net foreign currency (gains) losses	(1,470)	112	(223)
Deferred income taxes	(14,404)	(817)	(381)
Provision for (benefit from) credit losses	115	(100)	332
Impairment of cloud computing implementation costs	5,330	—	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(23,033)	(14,255)	(5,733)
Prepaid expenses and other current assets	1,059	(3,956)	(5,311)
Other assets	(10,112)	(22,505)	(12,444)
Accounts payable	4,376	3,997	(4,359)
Accrued expenses and other current liabilities	5,893	14,876	3,075
Deferred revenue	36,646	51,579	26,397
Operating lease liabilities	(6,949)	(5,153)	(5,011)
Lease incentive receipts	812	—	—
Other long-term liabilities	5,841	—	—
Net cash provided by operating activities	56,013	80,093	54,735
Cash flows from investing activities
Purchases of marketable securities	(1,599,945)	(1,180,885)	(266,369)
Proceeds from maturities of marketable securities	1,392,250	697,209	525,691
Proceeds from sales of marketable securities	—	—	53,033
Capitalized software development costs	(19,208)	(14,536)	(10,578)
Purchases of property and equipment	(10,974)	(8,729)	(6,513)
Acquisition, net of cash acquired	(157,738)	—	(119,337)
Purchases of intangible assets	—	—	(2,333)
Net cash provided by (used in) investing activities	(395,615)	(506,941)	173,594
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	2,171	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,128,794	—
Partial repurchase of convertible senior notes	—	(432,230)	—
Purchase of capped calls related to convertible senior notes	—	(102,350)	—
Principal payments under finance lease obligations	(619)	(37)	—
Proceeds from exercises of stock options	4,687	11,428	20,638
Proceeds from employee stock purchase plan	6,996	9,020	6,972
Acquisition of common stock for tax withholding obligations	(9,544)	(17,007)	(8,186)
Financed purchases of property and equipment	(84)	(549)	(562)
Net cash provided by financing activities	1,436	599,240	18,862
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(618)	(314)	220
Net increase (decrease) in cash, cash equivalents, and restricted cash	(338,784)	172,078	247,411
Cash, cash equivalents, and restricted cash, beginning of period	539,991	367,913	120,502
Cash, cash equivalents, and restricted cash, end of period	$201,207	$539,991	$367,913
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$200,968	$539,739	$367,413
Restricted cash included within prepaid expenses and other current assets at end of period	—	—	227
Restricted cash included within other assets at end of period	239	252	273
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$201,207	$539,991	$367,913
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOW DISCLOSURE
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$313	$506	$604
Cash paid for income taxes	$1,123	$890	$619
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$262,130	$—	$—
Estimated fair value of contingent consideration	$55,947	$—	$17,100
Stock-based compensation capitalized for software development	$2,379	$1,849	$1,255
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,816	$1,276	$802
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$847	$816	$619
Leased assets obtained in exchange for new financing lease liabilities	$1,223	$1,231	$—
Leased assets obtained in exchange for new operating lease liabilities	$3,866	$12,066	$812
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
The Company is headquartered in Woodland Hills, California and has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
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
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price (“SSP”) for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of convertible senior notes, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated economic recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at December 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the year ended December 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Segments
Management has determined that the Company has one operating segment. The Company’s chief operating decision maker, which is our Chief Executive Officer, reviews financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance.
Concentration of credit risk and significant customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents, investments in marketable securities and accounts receivable.
The Company maintains the majority of its cash balances with one major commercial bank in interest-bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits. The Company invests its excess cash in money market mutual funds, commercial paper, corporate bonds, U.S. treasury securities, and U.S. government agencies with two major investment banks. To date, the Company has not experienced any impairment losses on its investments.
For the years ended December 31, 2022, 2021, and 2020, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2022 or 2021.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in other assets and prepaid expenses and other current assets was $0.2 million and $0.3 million of restricted cash at December 31, 2022 and 2021, respectively. The cash was required to be restricted as to use by the Company’s office leaseholder to collateralize a standby letter of credit.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the year ended December 31, 2022. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
Accounts receivable and credit losses
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses and cancellations and credits based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses, while the estimated credit loss allowance for cancellations and credits is recorded as a reduction in revenue on the consolidated statements of operations.
Leases
The Company has leases for office space, equipment, and data centers. The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in property and equipment, operating lease right-of-use ("ROU") assets, finance lease liabilities, and operating lease liabilities on the Company’s consolidated balance sheets.
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
Finance lease assets and operating lease ROU assets represent the Company's right to control an underlying asset for the lease term. Finance lease liabilities and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date or remeasurement date to determine the discount rate used to present value lease payments for finance and operating leases. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company generally uses the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. The Company’s leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
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
During the years ended December 31, 2022, 2021, and 2020, the Company amortized $13.6 million, $9.0 million, and $6.4 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2022 and 2021, the accumulated amortization of capitalized internal-use software development costs was $41.6 million and $28.0 million, respectively.
The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized software implementation costs are amortized using the straight-line method over the terms of the associated hosting arrangements.
Intangible assets
Intangible assets primarily consist of developed technology, customer relationships, and trade names, which were acquired as part of purchase business combinations, as well as a defensive patent that was acquired through a purchase agreement. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 11 years.
Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows for the asset group are less than its net book value, an impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded a charge of $5.3 million during the year ended December 31, 2022. Refer to "Note 7 - Balance Sheet Components" for additional information. There were no impairments recorded during the years ended December 31, 2021 and 2020, respectively.
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
The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of the identifiable assets acquired, and liabilities assumed, and the contingent consideration liability requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination.Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, loss of key personnel, significant changes in the use of the acquired assets or the Company’s strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

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
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2022 and 2021, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
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
Convertible Senior Notes
The Company accounts for the issued Convertible Senior Notes (the “Notes”) as a liability at face value less unamortized issuance costs. The issuance costs are being amortized to expense over the respective term of the Notes. To the extent that the Company receives conversion requests prior to the maturity of the Notes, upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes, which requires significant judgment.
Restructuring Costs
The Company records a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely, and employees who are impacted have been notified of the pending involuntary termination.
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
At December 31, 2022 and 2021, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
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
Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the year ended December 31, 2022, we recognized charges for the impairment of cloud computing implementation costs of $5.3 million while for the years ended December 31, 2021 and 2020, no impairments were identified on any assets required to be measured at fair value on a non-recurring basis.
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
Subscription and support revenue also includes software and related maintenance and support fees on Runbook Company B.V. ("Runbook") software and Rimilia software. Revenues from software licenses for Runbook software and Rimilia software are recognized immediately at the time the Company provides the customer with a right to use the software as it exists when made available to the customer. Customers may have purchased perpetual licenses or term-based licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
Professional services revenue – Professional services consist of implementation and consulting services to assist the Company’s customers as they deploy our solutions. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. The Company applies the practical expedient to recognize professional services revenue when it has the right to invoice based on time and materials incurred. The Company applies the optional exemption and has excluded the variable consideration from the disclosure of remaining performance obligations.

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
Changes in deferred revenue for the years ended December 31, 2022, 2021, and 2020 were primarily due to additional billings in the periods, partially offset by revenue recognized of $239.9 million, $189.6 million, and $161.3 million, respectively, that was previously included in the deferred revenue balance at December 31, 2021, 2020, and 2019, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $772.9 million at December 31, 2022, of which the Company expects to recognize approximately 55.2% over the next 12 months and the remainder thereafter.
Fees are generally due and payable within 30 days. None of the Company’s contracts include a significant financing component.
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
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $29.7 million, $22.4 million, and $17.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Cost of revenues
Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based application suite, salaries and benefits of operations and support personnel, including stock-based compensation, professional fees, and amortization of capitalized internal-use software costs. The Company allocates a portion of overhead, such as rent, information technology costs and depreciation and amortization to cost of revenues. Costs associated with providing professional services are expensed as incurred when the services are performed. In addition, subscription and support cost of revenues includes amortization of acquired developed technology.

Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets, transaction-related costs, and impairment of cloud computing implementation costs. Advertising costs are expensed as incurred and totaled $9.5 million, $9.0 million, and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Research and development
Research and development expenses are comprised primarily of salaries, benefits and stock-based compensation associated with the Company’s engineering, product and quality assurance personnel. Research and development expenses also include third-party contractors and supplies, computer software-related costs, transaction-related costs, and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred.
General and administrative
General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not-to-compete and trade name intangible assets, the change in value of the contingent consideration, transaction-related costs, and impairment of cloud computing implementation costs.
Stock-based compensation
The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. For awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of restricted stock units with performance and service conditions and restricted stock units with performance, market, and service conditions based upon the probability of the performance conditions being met, using the graded vesting method. The Company accounts for forfeitures when they occur rather than estimate a forfeiture rate.
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

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	N/A	6.0	6.2
Expected volatility	N/A	47.0%	48.4%
Risk free interest rate	N/A	1.0%	0.4%
Expected dividend yield	N/A	—	—
Income taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
Foreign currency
The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction losses totaled $1.9 million, $1.0 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.
Recent accounting pronouncements
Recently-adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The Company adopted the provisions of the new standard effective January 1, 2022 using the modified retrospective method, which resulted in an adjustment of $324.4 million, net of tax of $2.4 million to reclassify the remaining balance of the conversion feature recorded in additional paid in capital to convertible debt for $262.1 million and retained earnings for $62.3 million. Accordingly, the Company no longer carries an equity component of the convertible notes.
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
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$373,423	$304,603	$264,016
International	149,515	121,103	87,721
	$522,938	$425,706	$351,737
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
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company, and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	December 31,
	2022	2021	2020
Balance at beginning of period	$28,699	$12,524	$4,905
Investment by redeemable non-controlling interest	—	2,171	—
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(369)	(910)	(1,349)
Foreign currency translation	(304)	(163)	110
Adjustment to redeemable non-controlling interest	(4,131)	15,077	8,858
Balance at end of period	$23,895	$28,699	$12,524
Note 5 — Business Combinations
FourQ Systems, Inc.
On January 26, 2022 the Company completed the FourQ Acquisition for cash consideration of $160.2 million payable at the closing of the acquisition. In addition, there are contingent cash consideration payments of up to $73.2 million payable upon certain earnout conditions being met. The FourQ Acquisition enhances the Company's existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. The Company incurred transaction-related costs, which include, but are not limited to, fees for accounting, legal, and advisory services of $3.4 million during the year ended December 31, 2022, respectively. The transaction-related costs were expensed as incurred.
The contingent consideration was classified as a liability and included in contingent consideration on the accompanying consolidated balance sheet. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined intercompany bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. At January 26, 2022, the fair value of the contingent consideration liability was $55.9 million. See "Note 16 - Contingent Consideration" for additional information regarding the valuation of the contingent consideration at December 31, 2022.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation is preliminary, subject to the resolution of the post-closing adjustment.

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

	Amortization Period	Fair Value
	(in years)	(in thousands)
Developed technology	7	$64,900
Customer relationships	3	9,500
		$74,400
The weighted average lives of intangible assets at the acquisition date was 6.5 years.
The identified intangible assets, developed technology and customer relationships, were valued as follows:
Developed technology – The Company valued the finite-lived developed technology using the multi-period excess earnings model under the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company applied judgment which involves the use of significant assumptions with respect to the discount rate, obsolescence rate, revenue forecasts, research and development costs for future technology, and EBITDA forecasts.
Customer relationships – The Company valued the finite-lived customer relationships using the differential cash flow (with-and-without) model, an income approach. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. The Company applied judgment, which involved the use of significant assumptions with respect to the discount rate and the customer ramp-up rate.

Rimilia Holdings Ltd.
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
The contingent cash consideration was classified as a liability and included in contingent consideration on the Company’s consolidated balance sheet and is remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of Rimilia Annual Recurring Revenue ("ARR") in each year over a two year period subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration liability was determined to be $17.1 million, and at December 31, 2022 and December 31, 2021, the fair value of the contingent consideration liability was zero and $14.4 million, respectively. Refer to "Note 16 - Contingent Consideration" for additional information regarding the valuation of the contingent consideration at December 31, 2022.
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
The identified intangible assets, developed technology and customer relationships, were valued as follows:
Developed technology – The Company valued the finite-lived developed technology using the multi-period excess earnings model under the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company applied judgment which involves the use of significant assumptions with respect to the discount rate, obsolescence rate, revenue forecasts, and EBITDA forecasts.
Customer relationships – The Company valued the finite-lived customer relationships using the differential cash flow (with-and-without) model. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. The Company applied judgment, which involved the significant assumption of the discount rate and the customer ramp-up rate.
The revenue and earnings of the acquired businesses were included in the Company’s results since the acquisition dates and have not been presented separately using pro forma revenues and results of operations as their impact are not material to the Company’s consolidated financial statements for the periods presented.
Note 6—Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,913)	$1,064
Developed technology	129,258	(54,462)	74,796
Customer relationships	26,089	(12,552)	13,537
Defensive patent	2,333	(866)	1,467
	$173,657	$(82,793)	$90,864

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(13,317)	$2,660
Developed technology	64,358	(43,148)	21,210
Customer relationships	16,589	(6,046)	10,543
Defensive patent	2,333	(551)	1,782
	$99,257	$(63,062)	$36,195

Amortization expense is included in the following functional statements of operations expense categories. Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$11,315	$2,685	$1,192
Sales and marketing	6,505	5,883	4,655
General and administrative	1,911	1,911	1,832
	$19,731	$10,479	$7,679
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2022 (in thousands):

2023	$20,050
2024	18,017
2025	12,161
2026	11,816
2027	11,455
Thereafter	17,365
$90,864
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2020	$289,710
Additions from acquisitions	—
Balance at December 31, 2021	289,710
Additions from acquisitions	154,151
Balance at December 31, 2022	$443,861
Note 7—Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the consolidated balance sheet consisted of the following:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
U.S. treasury securities	$418,941	$9	$(1,047)	$417,903
Corporate bonds	64,597	3	(296)	64,304
Commercial paper	278,406	—	—	278,406
U.S. government agencies	113,512	40	(82)	113,470
	$875,456	$52	$(1,425)	$874,083

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Marketable securities
Corporate bonds	$74,144	$346	$(10)	$74,480
Commercial paper	584,742	—	(258)	584,484
	$658,886	$346	$(268)	$658,964

Net gains related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings, and included in general and administrative expenses in the Company's consolidated statements of operations, was $8.9 million for the year ended December 31, 2022, immaterial for the year ended December 31, 2021, and $0.2 million for the year ended December 31, 2020, respectively.
Net gains and losses are determined using the specific identification method. During the years ended December 31, 2022, 2021, and 2020, there were no material realized gains or losses related to sales of marketable securities recognized in the Company’s consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $521.8 million and $379.7 million, and $1.4 million and $0.3 million of unrealized losses at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, there were no marketable securities in a continuous loss position for greater than 12 months.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of December 31, 2022 or December 31, 2021, respectively.
The Company’s marketable securities as of December 31, 2022, have a contractual maturity of less than 1 year. The amortized cost and fair values of marketable securities, by remaining contractual maturity, were as follows:

	December 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$875,456	$874,083
Maturing between 1 and 2 years	—	—
	$875,456	$874,083
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying consolidated balance sheets and totaled $89.1 million and $80.0 million at December 31, 2022 and December 31, 2021, respectively.
Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. In the quarter ended December 31, 2022, the Company decided to shift focus from a lengthy implementation of a quote-to-cash tool that was not delivering the expected benefits. As a result, the Company recognized charges for the impairment of cloud computing implementation costs of $5.3 million during the quarter ended December 31, 2022. The impairment charges were determined based on actual costs incurred.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued salaries and employee benefits	$39,043	$32,156
Accrued income and other taxes payable	9,415	9,770
Accrued restructuring costs	1,737	—
Other accrued expenses and current liabilities	8,405	9,004
	$58,600	$50,930

Note 8—Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,919	$—	$—	$101,919
Commercial paper	—	59,405	—	59,405
Marketable securities
U.S. treasury securities	417,903	—	—	417,903
Corporate bonds	—	64,301	—	64,301
Commercial paper	—	278,406	—	278,406
U.S government agencies	—	113,471	—	113,471
Total assets	$519,822	$515,583	$—	$1,035,405
Liabilities
Contingent consideration	$8,000	$—	$33,549	$41,549
Total liabilities	$8,000	$—	$33,549	$41,549
Refer to "Note 16 - Contingent Consideration" for additional information regarding the Level 1 classification of the contingent consideration liability of $8.0 million as at December 31, 2022.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$432,110	$—	$—	$432,110
Marketable securities
Corporate bonds	—	74,480	—	74,480
Commercial paper	—	584,484	—	584,484
Total assets	$432,110	$658,964	$—	$1,091,074
Liabilities
Contingent consideration	$—	$—	$20,732	$20,732
Total liabilities	$—	$—	$20,732	$20,732
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning fair value	$20,732	$23,490	$6,362
Additions in the period	55,947	—	17,100
Change in fair value	(35,130)	(2,758)	28
Ending fair value	$41,549	$20,732	$23,490

Note 9—Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computers and equipment	$22,324	$18,286
Purchased software	12,519	11,634
Furniture and fixtures	4,051	2,727
Leasehold improvements	14,943	10,062
Data center equipment - finance lease	1,231	1,231
Building - finance lease	1,219	—
Construction in progress	121	938
	56,408	44,878
Less: accumulated depreciation and amortization	(36,597)	(28,557)
	$19,811	$16,321
Depreciation and amortization expense related to property and equipment was $9.5 million, $7.6 million, and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 10—Leases
The Company has entered into various operating and finance lease agreements for office space and data centers. As of December 31, 2022, the Company had 15 leased properties with remaining lease terms of less than one year to twelve years, some of which include options to extend the leases up to nine years, and some of which include options to terminate the leases within one year.
The components of the lease expense recorded in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Finance lease cost:
Amortization of assets	$652	$46
Interest on lease liabilities	44	3
Operating lease cost	5,767	4,792
Short-term lease cost	388	336
Variable cost	1,190	741
Total lease cost	$8,041	$5,918
Supplemental balance sheet information related to leases was as follows:
For the years ended December 31, 2022 and 2021, right-of-use assets obtained in exchange for finance lease obligations was approximately $1.2 million and $1.2 million, respectively.
For the years ended December 31, 2022 and 2021, right-of-use assets obtained in exchange for operating lease obligations was approximately $3.9 million and $12.1 million, respectively.

Cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$662	$15
Operating cash flows from operating lease liabilities	$5,338	$5,390

Weighted average remaining lease term (in years):
Finance leases	1.7	2.9
Operating leases	3.9	4.3

Weighted average discount rate:
Finance leases	3.7%	2.2%
Operating leases	2.8%	2.3%
Maturities of lease liabilities at December 31, 2022, for each of the five succeeding fiscal years and thereafter, were:

	Finance Leases	Operating Leases
	(in thousands)
2023	$1,034	$6,223
2024	790	3,264
2025	4	2,637
2026	—	2,188
2027	—	786
Thereafter	—	1,080
Total lease payments	1,828	16,178
Less imputed interest	(54)	(943)
Total lease obligations	$1,774	$15,235
At December 31, 2022, the Company appropriately excluded from its accompanying consolidated financial statements one lease obligation totaling approximately $0.8 million with a lease term of 24 months that was executed before December 31, 2022 but commenced in the first quarter of 2023.
Refer to "Note 9 - Property and Equipment" for additional information on Finance leases.
Note 11—Convertible Senior Notes
2024 Notes
In August 2019, the Company issued 0.125% Convertible Senior Notes (the “2024 Notes”) due in 2024 for aggregate gross proceeds of $500.0 million, which included the initial purchasers’ option of $65.0 million aggregate principal amount, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The resale of the 2024 Notes by the initial purchasers to qualified institutional buyers was exempt from registration pursuant to Rule 144A under the Securities Act. The 2024 Notes were issued pursuant to an indenture between the Company and U.S. Bank National Association, as trustee.
Interest on the Notes is payable semi-annually in cash at a rate of 0.125% per annum on February 1 and August 1 of each year, beginning on February 1, 2020. The 2024 Notes will mature on August 1, 2024, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
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
Prior to the adoption of ASU 2020-06 on January 1, 2022, and in connection with the issuance of the 2026 Notes (as defined below) in March 2021, the Company used approximately $432.2 million of the net proceeds to repurchase $250.0 million aggregate principal amount of the 2024 Notes. Management also determined the fair value of the liability component of the 2024 Notes being extinguished. To estimate the fair value of a similar liability that did not have an associated conversion feature, management discounted the contractual cash flows of the 2024 Notes at an estimated interest rate for a comparable non-convertible note. Based on market data available for publicly-traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2024 Notes to be approximately 4.94%. The fair value of the liability portion was then deducted from the amount of consideration transferred and allocated to the liability component. The remaining consideration was allocated to the reacquisition of the equity component of the 2024 Notes and recognized as a reduction of additional paid-in capital in the amount of $219.3 million. The difference between the fair value of the liability and its carrying value was recognized as an extinguishment loss in the amount of $7.0 million. The equity component of the 2024 Notes was not remeasured as it continued to meet the conditions for equity classification for all successive quarters in fiscal 2021. The debt discount was amortized to interest expense over the term of the 2024 Notes using the effective interest method.
In connection with the adoption of ASU 2020-06, the Company reclassified the remaining balance of the conversion feature of $55.6 million from additional paid in capital to convertible debt for $31.1 million and retained earnings for $24.5 million. Accordingly, the Company no longer carries an equity component of the convertible notes, and no longer incurs non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

The 2024 Notes consisted of the following (in thousands):

	December 31,
	2022	2021
Liability:
Principal	$250,000	$250,000
Unamortized debt discount	—	(31,562)
Unamortized debt issuance costs	(2,069)	(2,938)
Net carrying amount	$247,931	$215,500
Carrying amount of the equity component	$—	$55,615
The effective interest rate of the 2024 Notes, excluding the conversion option, was 0.65% and 6.06% for December 31, 2022 and December 31, 2021, respectively.
The Company carries the 2024 Notes at face value less unamortized issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at December 31, 2022 was approximately $274.1 million, which represents a Level 2 valuation.
During the year ended December 31, 2022, the Company recognized $1.3 million of amortization of issuance costs and $0.3 million of coupon interest expense. During the year ended December 31, 2021, the Company recognized $14.4 million of interest expense related to the amortization of debt discount and issuance costs and $0.4 million of coupon interest expense.
At December 31, 2022, the remaining life of the 2024 Notes was approximately 19 months.
The 2024 Notes were not convertible at December 31, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
2026 Notes
In March 2021, the Company issued $1.15 billion aggregate gross proceeds, which included the initial purchasers’ option of $150.0 million aggregate principal amount, of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) of the Securities Act. The 2026 Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
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
Prior to the adoption of ASU 2020-06 on January 1, 2022, in accounting for the issuance of the 2026 Notes, management allocated the proceeds of the 2026 Notes between liability and equity components. To estimate the fair value of the liability component, management measured the fair value of a similar liability that did not have an associated conversion feature by discounting the contractual cash flows of the 2026 Notes at an estimated interest rate for a comparable non-convertible note. The Company applied judgment to determine the interest rate of 5.65%, which was estimated based on the credit spread implied by the 2026 Notes issuance. Significant inputs used in the model to determine the applicable interest rate include implied volatility over the term of the 2026 Notes. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes was not remeasured as it continued to meet the conditions for equity classification. The debt discount was amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $2.4 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
In connection with the adoption of ASU 2020-06, the Company reclassified the remaining balance of the conversion feature of $271.2 million from additional paid in capital to convertible debt for $233.4 million and retained earnings for $37.8 million. Accordingly, the Company no longer carries an equity component of the convertible notes, and no longer incurs non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

The 2026 Notes consisted of the following (in thousands):

	December 31
	2022	2021
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt discount	—	(237,096)
Unamortized debt issuance costs	(13,625)	(14,165)
Net carrying amount	$1,136,375	$898,739
Carrying amount of the equity component[1]	$—	$271,229
1The 2021 carrying amount of the equity component of $271.2 million differs from the equity component of the 2026 convertible senior notes, net of issuance costs and tax of $268.8 million per the Consolidated Statements of Stockholders' Equity due to a deferred tax liability of $2.4 million, net of the related change in the valuation allowance, related to the issuance costs and debt discount on the 2026 Notes.
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37% and 6.04% for December 31, 2022 and December 31, 2021, respectively.
The Company carries the 2026 Notes at face value less unamortized issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at December 31, 2022, was approximately $985.4 million, which represents a Level 2 valuation.
The Company recognized $4.2 million of interest expense related to the amortization of issuance costs during the year ended December 31, 2022.
During the year ended December 31, 2021, the Company recognized $41.2 million of interest expense related to the amortization of debt discount and issuance costs.
At December 31, 2022, the remaining life of the 2026 Notes was approximately 39 months.
The 2026 Notes were not convertible at December 31, 2022. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
2024 Capped Calls
In connection with the offering of the 2024 Notes, the Company entered into capped calls (the “2024 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments.
The Company entered into the 2024 Capped Calls at a cost of approximately $46.2 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements. By entering into the 2024 Capped Calls, the Company expects to reduce the potential dilution to its common stock upon any conversion of the 2024 Notes (or, in the event a conversion of the 2024 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2024 Notes, the market value per share of its common stock exceeds the conversion price of the 2024 Notes, with such reduction subject to the cap price. The cost of the 2024 Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the 2024 Capped Calls into the 2024 Notes for tax purposes.
As of December 31, 2022, all of the 2024 Capped Calls remained outstanding.
2026 Capped Calls
In connection with the offering of the 2026 Notes, the Company entered into capped calls (the "2026 Capped Calls") with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments.
The Company entered into the 2026 Capped Calls at a cost of approximately $102.4 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements. By entering into the 2026 Capped Calls, the Company expects to reduce the potential dilution to its common stock upon any conversion of the 2026 Notes (or, in the event a conversion of the 2026 notes Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes, the market value per share of its common stock exceeds the conversion price of the 2026 Notes, with such reduction subject to the cap price. The cost of the 2026 Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the 2026 Capped Calls into the 2026 Notes for tax purposes.
As of December 31, 2022, all of the 2026 Capped Calls remained outstanding.
Note 12—Restructuring Costs
On December 7, 2022, the Company announced its intention to reduce its global workforce by approximately 5%, or approximately 95 total positions. The actions were primarily in response to cost reduction initiatives as the Company continues to focus on key growth priorities. The actions were substantially completed in the fourth quarter of fiscal year 2022 and were subject to local law and consultation requirements, which extends the process in certain countries.
During the quarter ended December 31, 2022, the Company recorded $3.8 million for one-time termination benefits related to these actions, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations.
The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheet was as follows:

Balance at December 31, 2021	$—
Restructuring charges	3,841
Cash payments	(2,104)
Balance at December 31, 2022	$1,737
Note 13—Equity Awards
2014 and 2016 Plans
On March 3, 2014, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”). In November 2016, upon the completion of the Company’s initial public offering, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and determined that it will no longer grant any additional awards under the 2014 Plan. However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2014 plan. Upon the adoption of the 2016 Plan, the maximum number of shares issuable was 6.2 million, plus a number of shares equal to the number of shares subject to outstanding awards granted under the 2014 Plan after the date the 2014 Plan is terminated without having been exercised in full. The Company’s board of directors may grant stock options and restricted stock units to employees, directors and consultants under the 2016 Plan. The aggregate number of shares available under the 2016 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the Company’s outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Stock options and restricted stock units generally vest over three to four years and have contractual terms of ten years.
At December 31, 2022, 16.4 million shares were available for issuance under the 2016 Plan.

Stock options with service-only vesting conditions
A summary of the Company’s stock option activity and related information for awards that contain service-only vesting conditions was as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2021	2,739	$43.20	6.3	$167,498
Granted	—	N/A
Exercised	(272)	$20.62
Forfeited/canceled	(36)	$94.27
Outstanding at December 31, 2022	2,431	$44.98	5.5	$64,903
Exercisable at December 31, 2022	2,068	$39.36
The weighted average grant date fair value per share of options granted during the years ended December 31, 2021 and 2020 that contain service only vesting conditions were $50.77 and $26.63, respectively. There were no stock options granted during the year ended December 31, 2022. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2022, 2021 and 2020 was $13.4 million, $38.3 million, and $62.6 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2022, 2021, and 2020 was $4.7 million, $11.4 million, and $20.6 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $11.0 million at December 31, 2022, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units - Service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	1,503	$76.83
Granted	1,723	$71.09
Vested	(756)	$70.14
Forfeited/canceled	(268)	$78.57
Nonvested at December 31, 2022	2,202	$74.42
At December 31, 2022, the intrinsic value of service-based nonvested restricted stock units was $148.1 million. At December 31, 2022, total unrecognized compensation cost related to nonvested restricted stock units was $139.0 million and was expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock units - Performance and service conditions
On April 4, 2022, the Compensation Committee approved grants of performance and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics. The grants include three annual performance periods with vesting occurring in February of the year following the end of each annual performance period. Grant dates will be established upon approval of the performance metrics for the respective annual performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche. The performance metrics for the first tranche were approved in the quarter ended June 30, 2022, and the grant-date fair value of such awards was $5.3 million. On August 19, 2022, the Compensation Committee approved a grant of additional performance and service-based restricted stock units with similar related performance metrics and vesting conditions for which the grant-date fair value was $0.3 million.
Stock-based compensation expense for each tranche will be recognized over the period from grant date to vest date and will be based on the probable outcome at the end of each reporting period.

The following table summarizes activity for restricted stock units with performance and service vesting conditions and established grant dates (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	—	N/A
Granted	71	$75.59
Vested	—	N/A
Forfeited/canceled	(2)	$75.66
Nonvested at December 31, 2022	69	$75.58
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	—	N/A
Granted	143	N/A
Vested	—	N/A
Forfeited/canceled	(5)	N/A
Nonvested at December 31, 2022	138	N/A
At December 31, 2022, the intrinsic value of performance and service-based nonvested restricted stock units with established grant dates was $4.6 million. At December 31, 2022, total unrecognized compensation cost related to performance and service-based nonvested restricted stock units with established grant dates was $0.5 million and was expected to be recognized over a weighted-average period of 0.2 years.
At December 31, 2022, the intrinsic value of performance and service-based nonvested restricted stock units with no grant dates established was $9.3 million.
Restricted stock units - Performance, market, and service conditions
On December 30, 2022, the Compensation Committee approved a grant of performance, market, and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics and total shareholder return.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	—	N/A
Granted	189	$75.90
Vested	—	N/A
Forfeited/canceled	—	N/A
Nonvested at December 31, 2022	189	$75.90
At December 31, 2022, the intrinsic value of nonvested restricted stock units with performance, market, and service conditions was $12.7 million. At December 31, 2022, total unrecognized compensation cost related to nonvested restricted stock units with performance, market, and service conditions was $14.4 million and was expected to be recognized over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 0.9 million shares remained available for issuance at December 31, 2022. The Company recognized stock-

based compensation expense related to the ESPP of $3.3 million, $3.8 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.4% - 4.5%	0.0% - 0.2%	0.1% - 0.2%
Expected term (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Volatility	39.3% - 65.5%	23.4% - 46.6%	50.2% - 57.8%
At December 31, 2022, total unrecognized compensation cost related to the 2018 ESPP was $1.9 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$8,595	$8,410	$6,896
Sales and marketing	26,310	22,756	21,546
Research and development	14,382	11,110	7,398
General and administrative	26,597	23,594	13,850
	$75,884	$65,870	$49,690
Stock-based compensation capitalized as an asset was $2.4 million, $1.8 million, and $1.3 million in the years ended December 31, 2022, 2021, and 2020, respectively.
The Company recorded $0.1 million, $0.6 million, and $0.3 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 14—Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(41,534)	$(96,836)	$(35,999)
International	(5,877)	(4,023)	(2,701)
	$(47,411)	$(100,859)	$(38,700)

The components of the total provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$7
State	316	63	63
Foreign	564	889	1,013
Total current tax expense	880	952	1,083
Deferred
Federal	(12,709)	—	—
State	(1,503)	—	—
Foreign	(188)	(817)	(381)
Total deferred tax provision	(14,400)	(817)	(381)
Total provision for (benefit from) income taxes	$(13,520)	$135	$702
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(1.2)%	(0.1)%	(0.1)%
Federal tax credits	10.0%	6.1%	9.1%
Change in valuation allowance	(1.8)%	(34.0)%	(17.8)%
Foreign tax differential	(2.3)%	(1.2)%	(2.5)%
Windfall tax benefits, net related to stock-based compensation	1.1%	16.5%	35.6%
Recaptured dual consolidated losses	—%	—%	(38.3)%
Nondeductible officer compensation	(11.1)%	(7.5)%	(5.4)%
Nondeductible transaction costs	(1.5)%	—%	(1.9)%
Contingent Consideration	15.7%	—%	—%
Nondeductible meals and entertainment	(1.1)%	(0.5)%	(1.0)%
Other	(0.3)%	(0.4)%	(0.5)%
	28.5%	(0.1)%	(1.8)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$77,711	$78,003
Research and other credits	32,094	25,447
Capitalized R&D	11,919	—
Stock-based compensation	8,699	7,407
Operating and finance leases	2,082	2,126
Business interest carryforward	3,113	6,587
Accrued expenses and other current liabilities	6,443	3,986
Other	1,737	1,412
Total deferred tax assets	143,798	124,968
Less: valuation allowance	(99,476)	(32,279)
Deferred tax assets, net of valuation allowance	44,322	92,689
Deferred tax liabilities
Convertible notes	—	(63,892)
Intangible assets	(21,295)	(13,499)
Prepaid expenses	(24,406)	(21,522)
Right-of-Use and finance lease assets	(1,564)	(1,681)
Other	(2,597)	(249)
Total deferred tax liabilities	(49,862)	(100,843)
Net deferred taxes	$(5,540)	$(8,154)
ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for each of the past three years. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets. The net deferred tax liability position at December 31, 2022 was related to the Company's foreign tax jurisdictions. The net deferred tax liability position at December 31, 2021 was related to the Company's domestic and foreign tax jurisdictions.
The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance, at beginning of year	$32,279	$37,691	$30,598
Increase in valuation allowance recorded through earnings	2,880	42,240	7,064
Increase (decrease) in valuation allowance recorded through equity	64,317	(47,652)	29
Valuation allowance, at end of year	$99,476	$32,279	$37,691
The increase in valuation allowance recorded through equity of $64.3 million during the year ended December 31, 2022 results from the adoption of ASU 2020-06, which required the reversal of deferred tax liabilities associated with the Company’s 2024 and 2026 Notes. The decrease in valuation allowance recorded through equity of $47.7 million during the year ended December 31, 2021 is related to the issuance of the 2026 Notes.
The increase in valuation allowance recorded through earnings of $2.9 million for the year ended December 31, 2022 resulted primarily from the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Job Act, partially offset by the valuation allowance decrease associated with net deferred tax liabilities acquired from FourQ which are a source of taxable income to support the recognition of existing BlackLine deferred tax assets. The Company elected to consider the recoverability of the acquired deferred tax assets before existing BlackLine deferred tax assets. The valuation allowance release associated with the acquired FourQ net deferred tax liabilities resulted in an U.S. deferred tax benefit of $14.2 million for the year ended December 31, 2022. The increase in valuation allowance recorded through earnings of $42.2 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively, resulted primarily from U.S. federal and state losses incurred during these periods.
The Company did not provide for US income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2022 and 2021, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
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
At December 31, 2022, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $269.1 million and $148.6 million, respectively. The federal losses will begin to expire in 2033, and the state losses will begin to expire between 2023 and 2033, depending on the jurisdiction. The Company has federal research and development credits and foreign tax credits of $17.1 million and $3.7 million, respectively, which begin to expire in 2033 and 2023, respectively. The Company has state research and development credits and enterprise zone credits of $13.5 million and $0.6 million, respectively, which are indefinite in expiration and begin to expire in 2023, respectively. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning gross unrecognized tax benefits	$4,266	$2,523	$1,737
Increases related to prior year tax positions	162	400	161
Increases related to current year tax positions	1,085	1,343	625
Ending gross unrecognized tax benefits	$5,513	$4,266	$2,523
At December 31, 2022, included in the balance of unrecognized tax benefits is $0.1 million, that if recognized, would affect the effective tax rate. At December 31, 2021, the realization of unrecognized tax benefits was not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes. The Company has recorded less than $0.1 million interest and penalties in its provision for income taxes for the year ended December 31, 2022, and less than $0.1 million has been accrued in interest and penalties at December 31, 2022. No interest or penalties were recorded in its provision for the years ended December 31, 2021 and 2020, and no such amounts were accrued at December 31, 2021.
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

Note 15—Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to BlackLine, Inc.	$(29,391)	$(115,161)	$(46,911)
Denominator:
Weighted average shares	59,539	58,351	56,832
Add: Dilutive effect of securities	—	—	—
Shares used to calculate diluted net loss per share	59,539	58,351	56,832
Basic net loss per share attributable to BlackLine, Inc.	$(0.49)	$(1.97)	$(0.83)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.49)	$(1.97)	$(0.83)
Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, and Convertible Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to BlackLine, Inc. when their effect is dilutive. As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Convertible Notes, which requires the Company to assume that the Convertible Notes were converted using only share settlement at the beginning of the period, resulting in additional shares outstanding of 3.4 million and 6.9 million for the 2024 Notes and the 2026 Notes, respectively. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for the purposes of net income per share. See "Note 2 - Significant Accounting Policies, Recently Adopted Accounting Pronouncements" for further details concerning the adoption of ASU 2020-06.
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options with service-only vesting conditions	2,431	2,739	2,944
Stock options with performance conditions	—	—	483
Restricted stock units	2,202	1,503	2,072
Restricted stock units with performance and service vesting conditions	207	—	—
Restricted stock units with performance and market conditions	189	—	—
Total shares excluded from net loss per share	5,029	4,242	5,499
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
Note 16—Contingent Consideration
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. Accordingly, at December 31, 2022, the maximum contingent cash consideration payable of $8.0 million was due on or before November 15, 2023, and it is classified as a Level 1 liability per "Note 8 - Fair Value Measurements". The fair value of the contingent consideration liability was $6.3 million at December 31, 2021.

As a condition of the Rimilia Acquisition, the Company agreed to pay additional cash consideration if Rimilia realized certain Rimilia-specific annual recurring revenue thresholds in each year over a two-year period subsequent to the acquisition date, the maximum payable of which was $30.0 million. As of December 31, 2021, the fair value of the contingent consideration liability was $14.4 million. For the year ended December 31, 2022, Rimilia did not meet these specified thresholds, which relieved the Company of its obligation to pay any contingent consideration, and accordingly, the related liability for the Rimilia Acquisition was reduced to zero.
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At December 31, 2022, the fair value of the contingent consideration liability was $33.5 million, which relative to the liability recorded at acquisition date, resulted in a benefit of $22.4 million recorded in general and administrative expense for the year ended December 31, 2022. Refer to "Note 2 - Significant Accounting Policies" for additional information regarding the valuation of the contingent consideration.
Note 17—Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2022 and 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 18—Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s semi-monthly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s semi-monthly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $7.4 million, $5.9 million, and $4.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 19—Geographic Information
The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	Year Ended December 31,
	2022	2021
United States	$22,416	$20,350
International	12,103	12,235
	$34,519	$32,585
Note 20—Subsequent Events
On January 1, 2023, in accordance with the Company's Outside Director Compensation Policy, restricted stock units were granted to two newly-appointed members of the Company's Board of Directors totaling 2,292 shares with a fair value of $67.27 per share. The restricted stock units are service-based and will vest upon the earlier of the one-year anniversary of the grant date or the day prior to the Company's next Annual Meeting occurring after the grant date.
Effective January 1, 2023, the Compensation Committee of the Board of Directors of BlackLine, Inc. (the "Compensation Committee") approved the grant of 23,680 restricted stock units. The restricted stock units are service-based and will vest one-eighth per quarter with the first vesting on February 20, 2023.
On February 15, 2023, the Compensation Committee approved restricted stock unit grants to employees totaling 42,000 shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2023 and quarterly thereafter for 12 consecutive quarters.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Los Angeles, CA.
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
3.Exhibits:
The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-37924	3.1	February 22, 2023
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2**	Description of Registrant’s Securities
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017
4.6	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017
4.7	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019
4.8	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	001-37924	4.1	August 13, 2019
10.1*	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018
10.17+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.18*	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.19*	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.20*	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.21*	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.22	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.23	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.24	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.25	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.26	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.
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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Huffman	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Marc Huffman

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Patrick Villanova

/s/ Brunilda Rios	Director	February 23, 2023
Brunilda Rios

/s/ Owen Ryan	Director	February 23, 2023
Owen Ryan

/s/ Kevin Thompson	Director	February 23, 2023
Kevin Thompson

/s/ Therese Tucker	Director	February 23, 2023
Therese Tucker

/s/ Thomas Unterman	Director	February 23, 2023
Thomas Unterman

/s/ Sophia Velastegui	Director	February 23, 2023
Sophia Velastegui

/s/ Barbara Whye	Director	February 23, 2023
Barbara Whye

/s/ Mika Yamamoto	Director	February 23, 2023
Mika Yamamoto

/s/ Amit Yoran	Director	February 23, 2023
Amit Yoran