Form 10-Q
period 2023-03-31
BLACKLINE, INC.
filed 2023-05-05
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 28, 2023 was 60,487,900.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent and expanding our sales organization; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; volatility and uncertainty in the banking and financial services sector; the impact of the COVID-19 pandemic and the related responses by governments and private industry on our business and financial condition, as well as that of our customers and partners; changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$222,557	$200,968
Marketable securities (amortized cost of $865,420 and $875,456 at March 31, 2023 and December 31, 2022, respectively)	865,314	874,083
Accounts receivable, net of allowances of $2,990 and $2,282 at March 31, 2023 and December 31, 2022, respectively	120,419	150,858
Prepaid expenses and other current assets	34,911	23,658
Total current assets	1,243,201	1,249,567
Capitalized software development costs, net	34,374	32,070
Property and equipment, net	18,956	19,811
Intangible assets, net	85,779	90,864
Goodwill	443,861	443,861
Operating lease right-of-use assets	14,066	14,708
Other assets	92,417	92,775
Total assets	$1,932,654	$1,943,656
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,573	$14,964
Accrued expenses and other current liabilities	49,031	58,600
Deferred revenue, current	277,107	279,325
Finance lease liabilities, current	1,012	989
Operating lease liabilities, current	5,872	5,943
Contingent consideration, current	25,953	8,000
Total current liabilities	363,548	367,821
Finance lease liabilities, noncurrent	528	785
Operating lease liabilities, noncurrent	8,717	9,292
Convertible senior notes, net	1,385,668	1,384,306
Contingent consideration, noncurrent	18,702	33,549
Deferred tax liabilities, net	5,487	5,568
Deferred revenue, noncurrent	741	343
Other long-term liabilities	3,119	6,229
Total liabilities	1,786,510	1,807,893
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	29,152	23,895
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 60,477,800 and 60,016,824 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	605	600
Additional paid-in capital	396,403	385,709
Accumulated other comprehensive loss	(231)	(1,472)
Accumulated deficit	(279,785)	(272,969)
Total stockholders' equity	116,992	111,868
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,932,654	$1,943,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2023	2022
Revenues
Subscription and support	$130,426	$113,525
Professional services	8,558	6,711
Total revenues	138,984	120,236
Cost of revenues
Subscription and support	28,512	24,156
Professional services	6,759	6,517
Total cost of revenues	35,271	30,673
Gross profit	103,713	89,563
Operating expenses
Sales and marketing	61,931	60,027
Research and development	27,105	25,248
General and administrative	28,976	29,652
Restructuring costs	1,014	—
Total operating expenses	119,026	114,927
Loss from operations	(15,313)	(25,364)
Other income (expense)
Interest income	10,665	518
Interest expense	(1,455)	(1,447)
Other income (expense), net	9,210	(929)
Loss before income taxes	(6,103)	(26,293)
Provision for (benefit from) income taxes	628	(12,862)
Net loss	(6,731)	(13,431)
Net income (loss) attributable to redeemable non-controlling interest	85	(3)
Adjustment attributable to redeemable non-controlling interest	5,192	(3,417)
Net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)
Basic net loss per share attributable to BlackLine, Inc.	$(0.20)	$(0.17)
Shares used to calculate basic net loss per share	60,187	59,123
Diluted net loss per share attributable to BlackLine, Inc.	$(0.20)	$(0.17)
Shares used to calculate diluted net loss per share	60,187	59,123
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2023	2022
Net loss	$(6,731)	$(13,431)
Other comprehensive income (loss):
Net change in unrealized losses on marketable securities, net of tax of $0 for the quarters ended March 31, 2023 and 2022	1,266	(47)
Foreign currency translation	(45)	(266)
Other comprehensive income (loss)	1,221	(313)
Comprehensive loss	(5,510)	(13,744)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	85	(3)
Foreign currency translation attributable to redeemable non-controlling interest	(20)	(128)
Comprehensive income (loss) attributable to redeemable non-controlling interest	65	(131)
Comprehensive loss attributable to BlackLine, Inc.	$(5,575)	$(13,613)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Quarter Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	209	2	7,220	—	—	7,222
Vesting of restricted stock units	252	3	—	—	—	3
Acquisition of common stock for tax withholding obligations	—	—	(12,403)	—	—	(12,403)
Stock-based compensation	—	—	21,069	—	—	21,069
Other comprehensive income	—	—	—	1,241	—	1,241
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,192)	—	(6,816)	(12,008)
Balance at March 31, 2023	60,478	$605	$396,403	$(231)	$(279,785)	$116,992

	Quarter Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	71	1	1,386	—	—	1,387
Vesting of restricted stock units	238	2	—	—	—	2
Acquisition of common stock for tax withholding obligations	—	—	(4,187)	—	—	(4,187)
Stock-based compensation	—	—	16,216	—	—	16,216
Other comprehensive loss	—	—	—	(185)	—	(185)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,417	—	(13,428)	(10,011)
Balance at March 31, 2022	59,293	$593	$318,297	$113	$(252,875)	$66,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)
Net gain (loss) and adjustment attributable to redeemable non-controlling interest (Note 3)	5,277	(3,420)
Net loss	(6,731)	(13,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,004	9,147
Change in fair value of contingent consideration	3,106	(1,816)
Amortization of debt issuance costs	1,362	1,357
Stock-based compensation	20,438	15,902
Noncash lease expense	1,498	1,445
Amortization (accretion) of purchase discounts on marketable securities, net	(7,519)	95
Net foreign currency (gains) losses	473	(182)
Deferred income taxes	(187)	(14,156)
Provision for credit losses	5	28
Changes in operating assets and liabilities:
Accounts receivable	30,166	9,459
Prepaid expenses and other current assets	(5,268)	2,576
Other assets	467	(2,094)
Accounts payable	(9,518)	6,555
Accrued expenses and other current liabilities	(10,653)	(13,815)
Deferred revenue	(1,820)	(460)
Operating lease liabilities	(1,654)	(1,440)
Other long-term liabilities	(3,302)	1,006
Net cash provided by operating activities	22,867	176
Cash flows from investing activities
Purchases of marketable securities	(311,246)	(335,550)
Proceeds from maturities of marketable securities	328,800	328,250
Capitalized software development costs	(6,879)	(4,657)
Purchases of property and equipment	(1,676)	(1,528)
Acquisition, net of cash acquired	—	(157,738)
Net cash provided by (used in) investing activities	8,999	(171,223)
Cash flows from financing activities
Principal payments under finance lease obligations	(241)	(106)
Proceeds from exercises of stock options	2,411	1,389
Acquisition of common stock for tax withholding obligations	(12,403)	(4,187)
Net cash used in financing activities	(10,233)	(2,904)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(41)	(271)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,592	(174,222)
Cash, cash equivalents, and restricted cash, beginning of period	201,207	539,991
Cash, cash equivalents, and restricted cash, end of period	$222,799	$365,769
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$222,557	$365,522
Restricted cash included within other assets at end of period	242	247
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$222,799	$365,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2023	2022
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$—	$262,130
Estimated fair value of contingent consideration	$—	$55,947
Stock-based compensation capitalized for software development	$832	$382
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$710	$995
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$934	$454
Receivables from exercises of stock options, including tax withholdings	$5,933	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
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
On October 2, 2020, the Company acquired Rimilia Holdings Ltd. (“Rimilia”), which is referred to as the “Rimilia Acquisition.”
On January 26, 2022, the Company acquired FourQ Systems, Inc. (“FourQ”), hereinafter referred to as the “FourQ Acquisition.” The primary purpose of the FourQ Acquisition was to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. The purchase accounting allocation was finalized during the quarter ended March 31, 2023. Refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 for additional information.
The Company is headquartered in Woodland Hills, California and has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of convertible senior notes, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the quarter ended March 31, 2023, the Company’s future assessment of the magnitude and duration of COVID-19 and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies.
Recently-adopted accounting pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Recently-issued accounting pronouncements
The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.
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
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended March 31,
	2023	2022
Balance at beginning of period	$23,895	$28,699
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	85	(3)
Foreign currency translation	(20)	(128)
Adjustment to redeemable non-controlling interest	5,192	(3,417)
Balance at end of period	$29,152	$25,151

Note 4 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,312)	$665
Developed technology	129,258	(57,411)	71,847
Customer relationships	26,089	(14,210)	11,879
Defensive patent	2,333	(945)	1,388
	$173,657	$(87,878)	$85,779

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,913)	$1,064
Developed technology	129,258	(54,462)	74,796
Customer relationships	26,089	(12,552)	13,537
Defensive patent	2,333	(866)	1,467
	$173,657	$(82,793)	$90,864
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2022	$443,861
Additions from acquisitions	—
Balance at March 31, 2023	$443,861
Note 5 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$437,622	$279	$(267)	$437,634
Corporate bonds	44,767	7	(113)	44,661
Commercial paper	220,309	—	—	220,309
U.S. government agencies	162,722	98	(110)	162,710
	$865,420	$384	$(490)	$865,314

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$418,941	$9	$(1,047)	$417,903
Corporate bonds	64,597	3	(296)	64,304
Commercial paper	278,406	—	—	278,406
U.S. government agencies	113,512	40	(82)	113,470
	$875,456	$52	$(1,425)	$874,083
The Company’s marketable securities as of March 31, 2023 have a contractual maturity of less than 2 years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$850,631	$850,504
Maturing between 1 and 2 years	14,789	14,810
	$865,420	$865,314
Refer to "Note 6 - Fair Value Measurements" for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings and included in interest income in the accompanying condensed consolidated statements of operations, was $7.5 million and immaterial for the quarters ended March 31, 2023 and 2022, respectively.
Net gains and losses are determined using the specific identification method. During the quarters ended March 31, 2023 and 2022, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $364.7 million and $521.8 million, and $0.5 million and $1.4 million of unrealized losses, at March 31, 2023 and December 31, 2022, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at March 31, 2023 or December 31, 2022.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of March 31, 2023 or December 31, 2022.

Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $89.4 million and $89.1 million at March 31, 2023 and December 31, 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued salaries and employee benefits	$24,670	$39,043
Accrued income and other taxes payable	11,300	9,415
Accrued restructuring costs	684	1,737
Other accrued expenses and current liabilities	12,377	8,405
	$49,031	$58,600
Note 6 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$98,874	$—	$—	$98,874
Commercial paper	—	50,509	—	50,509
U.S. government agencies	—	18,381	—	18,381
Marketable securities
U.S. treasury securities	437,634	—	—	437,634
Corporate bonds	—	44,661	—	44,661
Commercial paper	—	220,309	—	220,309
U.S. government agencies	—	162,710	—	162,710
Total assets	$536,508	$496,570	$—	$1,033,078
Liabilities
Contingent consideration	$8,000	$—	$36,655	$44,655
Total liabilities	$8,000	$—	$36,655	$44,655

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,919	$—	$—	$101,919
Commercial paper	—	59,405	—	59,405
Marketable securities
U.S. treasury securities	417,903	—	—	417,903
Corporate bonds	—	64,301	—	64,301
Commercial paper	—	278,406	—	278,406
U.S. government agencies	—	113,471	—	113,471
Total assets	$519,822	$515,583	$—	$1,035,405
Liabilities
Contingent consideration	$8,000	$—	$33,549	$41,549
Total liabilities	$8,000	$—	$33,549	$41,549

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2023	2022
Beginning fair value	$41,549	$20,732
Additions in the period	—	55,947
Change in fair value	3,106	(1,816)
Ending fair value	$44,655	$74,863
The Company classified the marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluated such classification as of each balance sheet date. The valuation techniques used to measure the fair values of our instruments that were classified as Level 1 were derived from quoted market prices for identical instruments in active markets. The valuation techniques used to measure the fair values of Level 2 instruments were derived from broker reports that utilized quoted market prices for similar instruments.
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration payable of $8.0 million is due on or before November 15, 2023. Accordingly, at March 31, 2023, the additional cash consideration was classified as a Level 1 liability.
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At March 31, 2023, the fair value of the contingent consideration liability was $36.7 million.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 7 – Convertible Senior Notes
2024 Notes
The 2024 Notes consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(1,748)	(2,069)
Net carrying amount	$248,252	$247,931
The Company carries the 2024 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at March 31, 2023, was approximately $270.5 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2023, the Company recognized $0.3 million of interest expense related to the amortization of issuance costs and $0.1 million of coupon interest expense. During the quarter ended March 31, 2022, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.
At March 31, 2023, the remaining life of the 2024 Notes was approximately 16 months.

The 2024 Notes were not convertible at March 31, 2023. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2024 Capped Calls since December 31, 2022, and the Capped Calls are still outstanding as of March 31, 2023.
2026 Notes
The 2026 Notes consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt issuance costs	(12,584)	(13,625)
Net carrying amount	$1,137,416	$1,136,375
The Company carries the 2026 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at March 31, 2023, was approximately $969.3 million, which represents a Level 2 valuation.
During the quarters ended March 31, 2023 and 2022, the Company recognized interest expense related to the amortization of issuance costs of $1.0 million and $1.0 million, respectively.
At March 31, 2023, the remaining life of the 2026 Notes was approximately 36 months.
The 2026 Notes were not convertible at March 31, 2023. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2026 Capped Calls since December 31, 2022, and the Capped Calls are still outstanding as of March 31, 2023.
Note 8 – Restructuring Costs
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
During the quarter ended March 31, 2023, the Company recorded $1.0 million for one-time termination benefits related to these actions, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations.
The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheet was as follows:

Balance at December 31, 2022	$1,737
Restructuring charges and adjustments	1,014
Cash payments	(2,067)
Balance at March 31, 2023	$684
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the period of adjustments.

Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended March 31,
	2023	2022
Cost of revenues	$2,352	$1,714
Sales and marketing	6,483	5,924
Research and development	3,824	2,897
General and administrative	7,779	5,367
	$20,438	$15,902
For the quarters ended March 31, 2023 and 2022, stock-based compensation capitalized as an asset was $0.8 million and $0.4 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2022	2,431
Granted	—
Exercised	(213)
Forfeited/canceled	(16)
Outstanding at March 31, 2023	2,202
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2022	2,202
Granted	1,117
Vested	(383)
Forfeited/canceled	(67)
Nonvested at March 31, 2023	2,869
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2022	69
Granted	142
Vested	(41)
Performance adjustment	(28)
Forfeited/canceled	(4)
Nonvested at March 31, 2023	138

The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2022	138
Granted	141
Forfeited/canceled	(48)
Nonvested at March 31, 2023	231
Restricted stock units - performance, market, and service conditions
The following table summarizes activity for restricted stock units with performance, market, and service-based conditions (in thousands):

Nonvested at December 31, 2022	189
Granted	—
Vested	—
Forfeited/canceled	(126)
Nonvested at March 31, 2023	63
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for income taxes. For the quarters ended March 31, 2023 and 2022, the Company recorded $0.6 million tax expense and $12.9 million income tax benefit, respectively. The $13.5 million difference between the $0.6 million income tax expense for the quarter ended March 31, 2023, and the $12.9 million income tax benefit for the quarter ended March 31, 2022, resulted primarily from the partial release of $14.0 million of existing valuation allowance recognized during the quarter ended March 31, 2022, along with changes in the mix of profitable jurisdictions. For the quarters ended March 31, 2023 and 2022, for purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 11 – Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2023	2022
Numerator:
Net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)
Denominator:
Weighted average shares	60,187	59,123
Add: Dilutive effect of securities	—	—
Shares used to calculate diluted net loss per share	60,187	59,123
Basic net loss per share attributable to BlackLine, Inc.	$(0.20)	$(0.17)
Diluted net loss per share attributable to BlackLine, Inc.	$(0.20)	$(0.17)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because they were anti-dilutive (in thousands):

	Quarter Ended March 31,
	2023	2022
Stock options - service-only vesting conditions	2,202	2,657
Restricted stock units - service-only vesting conditions	2,869	1,271
Restricted stock units - performance and service conditions	370	—
Restricted stock units - performance, market, and service conditions	63	—
Total shares excluded from net loss per share	5,504	3,928
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $112.5 million and $98.3 million was recognized during the quarters ended March 31, 2023 and 2022, respectively, that was previously included in the deferred revenue balance at December 31, 2022 and 2021, respectively.
Contracted but unrecognized revenue was $773.3 million at March 31, 2023, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2023	2022
United States	$100,012	$85,682
International	38,972	34,554
	$138,984	$120,236

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
At March 31, 2023, we had 369,493 individual users across 4,236 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based products include Account Reconciliations, Transaction Matching, Task Management, Journal Entry, Variance Analysis, Financial Reporting Analytics, Compliance, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions, Team & Task Management, AR Intelligence, Intercompany Create, Intercompany Balance and Resolve, and Intercompany Netting and Settlement. These products are offered to customers as scalable solutions that support critical accounting processes, such as the financial close, account reconciliations, cash application, intercompany accounting, and compliance.
We derived approximately 94% of our revenue primarily from subscriptions to our cloud-based software platform and approximately 6% from professional services for the quarter ended March 31, 2023. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. Approximately two-thirds of new contracts in 2022 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist of implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions. We also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are performed.
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
For the quarters ended March 31, 2023 and 2022, we had revenues totaling $139.0 million and $120.2 million, respectively, and we incurred net losses attributable to BlackLine, Inc. of $12.0 million and $10.0 million, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates, an economic downturn in the United States or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services section, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
In addition, any further impact of the COVID-19 pandemic on our business, operating results, and overall financial performance remains uncertain. While the COVID-19 related restrictions have eased in many locations, we are and will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.
Restructuring Costs
On December 7, 2022, we announced our decision to commit to a restructuring plan that was designed to focus on key growth priorities. Restructuring costs consisted of one-time termination benefits that were primarily incurred in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023. Refer to "Note 8 - Restructuring Costs" for additional information on this event.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023
Dollar-based net revenue retention rate	110%	110%	109%	107%	106%
Number of customers	3,897	4,003	4,060	4,188	4,236
Number of users	337,939	347,932	354,924	366,522	369,493
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2023, our dollar-based net revenue retention rate declined marginally from the quarter ended December 31, 2022. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2023 and 2022, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended March 31,
	2023	2022
	(in thousands, except percentages)
GAAP gross profit	$103,713	$89,563
GAAP gross margin	74.6%	74.5%
GAAP net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)

	Quarter Ended March 31,
	2023	2022
	(in thousands, except percentages)
Non-GAAP gross profit	$109,672	$93,886
Non-GAAP gross margin	78.9%	78.1%
Non-GAAP net income attributable to BlackLine, Inc.	$25,100	$702
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for the amortization of acquired developed technology, transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses), and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross margin between periods.
Non-GAAP Net Income (loss) attributable to BlackLine and Diluted Non-GAAP Net Income (loss) attributable to BlackLine, Inc. per share. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, impairment of cloud computing implementation costs, restructuring costs, the adjustment to the value of the redeemable non-controlling interest to the redemption amount, and loss on extinguishment of convertible senior notes. Diluted non-GAAP net income attributable to BlackLine, Inc. per share includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by the Company’s acquisitions and other related costs in order to allow a direct comparison of net loss between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net loss, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended March 31,
	2023	2022
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$103,713	$89,563
Amortization of acquired developed technology	2,949	2,337
Stock-based compensation expense(1)	2,797	1,714
Transaction-related costs	213	272
Total non-GAAP gross profit	$109,672	$93,886
Gross margin	74.6%	74.5%
Non-GAAP gross margin	78.9%	78.1%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)
Benefit from income taxes	(181)	(13,136)
Amortization of intangible assets	5,085	4,162
Stock-based compensation(1)	20,740	15,840
Amortization of debt issuance costs	1,362	1,357
Change in fair value of contingent consideration	3,106	(1,816)
Transaction-related costs	790	7,033
Legal settlement costs	—	690
Restructuring costs	1,014	—
Adjustment to redeemable non-controlling interest	5,192	(3,417)
Total non-GAAP net income attributable to BlackLine, Inc.	$25,100	$702
(1) Beginning in 2023, includes amortization related to stock-based compensation that was capitalized in capitalized software development costs in previous periods and totaled $0.4 million for the quarter ended March 31, 2023.

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2023	2022
	(in thousands)
Revenues
Subscription and support	$130,426	$113,525
Professional services	8,558	6,711
Total revenues	138,984	120,236
Cost of revenues
Subscription and support	28,512	24,156
Professional services	6,759	6,517
Total cost of revenues	35,271	30,673
Gross profit	103,713	89,563
Operating expenses
Sales and marketing	61,931	60,027
Research and development	27,105	25,248
General and administrative	28,976	29,652
Restructuring costs	1,014	—
Total operating expenses	119,026	114,927
Loss from operations	(15,313)	(25,364)
Other income (expense)
Interest income	10,665	518
Interest expense	(1,455)	(1,447)
Other income (expense), net	9,210	(929)
Loss before income taxes	(6,103)	(26,293)
Provision for (benefit from) income taxes	628	(12,862)
Net loss	(6,731)	(13,431)
Net income (loss) attributable to redeemable non-controlling interest	85	(3)
Adjustment attributable to non-controlling interest	5,192	(3,417)
Net loss attributable to BlackLine, Inc.	$(12,008)	$(10,011)
Comparison of Quarters Ended March 31, 2023 and 2022
Revenues

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$130,426	$113,525	$16,901	15%
Professional services	8,558	6,711	1,847	28%
Total revenues	$138,984	$120,236	$18,748	16%

	March 31,
	2023	2022
Dollar-based net revenue retention rate	106%	110%
Number of customers	4,236	3,897
Number of users	369,493	337,939

The increase in revenues for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to a net increase in the number of customers and users and an increase in products purchased by existing customers. The total number of customers and users at March 31, 2023, increased by 9% and 9%, respectively, as compared to March 31, 2022.
Cost of revenues

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$28,512	$24,156	$4,356	18%
Professional services	6,759	6,517	242	4%
Total cost of revenues	$35,271	$30,673	$4,598	15%
Gross margin	74.6%	74.5%
The increase in total cost of revenues for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to the following:
•$1.5 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.4 million net increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$1.3 million net increase in salaries, benefits, and stock-based compensation driven primarily by higher cost of revenues-related headcount; and
•$0.7 million increase in depreciation and amortization attributed to developed technology from the FourQ Acquisition; partially offset by
•$0.3 million decrease in professional fees.
Sales and marketing

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$61,931	$60,027	$1,904	3%
Percentage of total revenues	44.6%	49.9%
The increase in sales and marketing expenses for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to the following:
•$1.2 million net increase in salaries and benefits, and stock-based compensation driven primarily by higher bonuses and commissions;
•$1.1 million increase in trade show expenses; and
•$0.6 million increase in advertising expenses; partially offset by
•$0.7 million decrease in professional fees; and
•$0.6 million decrease in transaction-related costs related to the FourQ Acquisition.

Research and development

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development, gross	$32,879	$29,571	$3,308	11%
Capitalized internally developed software costs	(5,774)	(4,323)	(1,451)	34%
Research and development, net	$27,105	$25,248	$1,857	7%
Percentage of total revenues	19.5%	21.0%
The increase in research and development expenses for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to the following:
•$4.3 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount; and
•$0.5 million increase in depreciation and amortization; partially offset by
•$1.5 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses;
•$1.0 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.6 million decrease in professional fees.
General and administrative

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$28,976	$29,652	$(676)	(2)%
Percentage of total revenues	20.8%	24.7%
The decrease in general and administrative expenses for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to the following:
•$4.5 million decrease in transaction-related costs related to the FourQ Acquisition;
•$1.7 million decrease in professional fees;
•$1.2 million decrease due to net foreign currency gains; and
•$0.7 million decrease related to legal settlement costs, which were incurred in the prior year comparable period; partially offset by
•$4.9 million net increase in changes in fair value contingent consideration (refer to "Note 6 - Fair Value Measurements”); and
•$2.8 million increase in salaries, benefits, and stock-based compensation due to an increase in average headcount.
Restructuring costs

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring costs	$1,014	$—	$1,014	N/M
The increase in restructuring costs during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was due to severance costs for which there were no expenses in the prior comparative quarter. Refer to "Note 8 - Restructuring Costs" for additional information.

Interest income

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$10,665	$518	$10,147	N/M
The increase in interest income during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was primarily due to increased average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest expense	$1,455	$1,447	$8	1%
Interest expense during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, was essentially flat and consisted of interest expense on our convertible senior notes. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our convertible senior notes are fixed.
Provision for (benefit from) income taxes

	Quarter Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$628	$(12,862)	$13,490	(105)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended March 31, 2023, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic income taxes.
For the quarters ended March 31, 2023 and 2022, the Company recorded $0.6 million in income tax expense and $12.9 million in income tax benefit, respectively. The $13.5 million difference between the $0.6 million income tax expense for the quarter ended March 31, 2023, and the $12.9 million income tax benefit for the quarter ended March 31, 2022, resulted primarily from the partial release of $14.0 million of existing valuation allowance recognized during the quarter ended March 31, 2022, along with changes in the mix of profitable jurisdictions.
Liquidity and Capital Resources
At March 31, 2023, our principal sources of liquidity were an aggregate of $1.1 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, corporate bonds, commercial paper and government agency securities. We had $1.4 billion aggregate principal amount of Notes outstanding at March 31, 2023.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of March 31, 2023, all of the 2024 Capped Calls remained outstanding.

In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of March 31, 2023, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of March 31, 2023, we have obligations totaling $16.1 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At March 31, 2023, we have $40.6 million of contractual obligations related to four commitments, with $20.7 million payable within 12 months, and have additional contractual obligations with other vendors that are collectively immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are obligated to pay a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition on or before November 15, 2023 since we realized taxable income for the year ended December 31, 2022. In addition, we are potentially obligated to pay a maximum of $73.2 million of contingent consideration over the next two years related to our FourQ Acquisition if certain financial performance milestones are met.
Unrecognized Tax Liabilities
As of March 31, 2023, while we have liabilities for unrecognized tax benefits of $6.1 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at March 31, 2023 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$338	$—	$34	$242	$62
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$22,867	$176
Net cash provided by (used in) investing activities	$8,999	$(171,223)
Net cash used in financing activities	$(10,233)	$(2,904)
Net Cash Provided By Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, change in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, and deferred taxes.
For the quarter ended March 31, 2023, cash provided by operations was $22.9 million, resulting from net non-cash expenses of approximately $31.2 million, less net cash flows used as a result from changes in operating assets and liabilities of $1.6 million, partially offset by our net loss of $6.7 million. The $1.6 million of net cash flows used as a result of changes in our operating assets and liabilities reflected primarily the following:
•$10.7 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments;
•$9.5 million decrease in accounts payable due to timing of payments;
•$5.3 million increase in prepaid expenses and other current assets;
•$3.3 million decrease in other long-term liabilities primarily related to the acquisition of FourQ;
•$1.8 million decrease in deferred revenue; and
•$1.7 million decrease in operating lease liabilities.
These changes in our operating assets and liabilities were partially offset by the following:
•$30.2 million decrease in accounts receivable due to increased collections.
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
For the quarter ended March 31, 2023, cash provided by investing activities was $9.0 million as a result of the following:

•$17.6 million of proceeds from maturities of marketable securities, net of purchases; partially offset by
•$6.9 million for capitalized software development costs; and
•$1.7 million in purchases of property and equipment.
For the quarter ended March 31, 2022, cash used in investing activities was $171.2 million as a result of the following:
•$157.7 million, net of cash acquired, paid for the acquisition of FourQ;
•$7.3 million of purchases of marketable securities, net of proceeds from maturities;
•$4.7 million for capitalized software development costs; and
•$1.5 million in purchases of property and equipment.
Net Cash Used in Financing Activities
For the quarter ended March 31, 2023, cash used in financing activities was $10.2 million primarily as a result of the following:
•$12.4 million for acquisitions of common stock for tax withholding obligations, partially offset by
•$2.4 million of proceeds from exercises of stock options.
For the quarter ended March 31, 2022, cash used in financing activities was $2.9 million primarily as a result of the following:
•$4.2 million for acquisitions of common stock for tax withholding obligations, partially offset by
•$1.4 million of proceeds from exercise of stock options.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2023, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We had cash and cash equivalents and marketable securities of $1.1 billion at March 31, 2023. Our cash equivalents and marketable securities consist of highly liquid, investment-grade commercial paper, corporate bonds, and U.S. treasury bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, and Euro due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of the Company's Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $4.0 million or increased by $4.0 million, respectively, our cash balances at March 31, 2023.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on the current level of foreign operations and customer sales, we do not plan on engaging in hedging activities in the near future.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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

Our sales and marketing efforts may be impacted by geopolitical developments and other events beyond our control, such as the COVID-19 pandemic, bank insolvency and related uncertainty and volatility in the financial services industry, market price volatility, and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally, which has resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have adversely affected us, our customers, and our vendors. While COVID-19 related restrictions have eased in many locations, evolving and uncertain conditions caused by the pandemic could adversely affect our customers’ ability or willingness to attend our customer events, purchase new or additional products or services, or delay prospective customers’ purchasing decisions, or reduce the value or duration of their subscription agreements, all of which could adversely affect our growth.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. The global economy has been, and continues to be, adversely affected by concerns of inflation and rising interest rates, adverse business conditions and liquidity concerns, as well as volatility and uncertainty in the banking and financial services sector. These general macroeconomic conditions could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, beginning in the second quarter of 2022, we observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, services may decrease as new implementation projects are delayed. To the extent unfavorable conditions in the national and global economy persist or worsen, our business could be harmed as current and potential customers may reduce accounting, finance, and technology budgets and spending, or postpone or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends or COVID-19 could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing.
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
We continue to experience rapid growth in our operations, and organizational change, and if we fail to manage our growth effectively, we may be unable to execute our business plan.
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain a sufficient number of employees to support our growth. For example, labor shortages have created even greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as the reduction in force announced in the fourth quarter of 2022. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, we recently appointed co-Chief Executive Officers, our founder Therese Tucker and former Lead Independent Director Owen Ryan, which is a unique structure for our company, and such structure may not achieve the benefits we intend. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for executive management is high, it may take months to find a candidate that meets our requirements, and such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by labor shortages, higher employee turnover and slower hiring rates associated with hybrid work. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deter any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, due to volatile market conditions, stock price fluctuations or otherwise, it may adversely affect our ability to recruit and retain highly-skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, primarily due to the uncertain macroeconomic environment, we have seen certain new and existing customers halt or decrease investment in work transformation, which has negatively impacted our business. Further deterioration in general economic conditions in the United States or worldwide, including as a result of continued uncertainty in the financial markets, increased inflation or interest rates, or uncertainty in the financial services markets associated with recent bank failures, a resurgence of COVID-19, or geopolitical events such as the war in Ukraine, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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

We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $12.0 million and $10.0 million for the quarters ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $279.8 million at March 31, 2023. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the macroeconomic environment, uncertainty in the financial services market, inflation, rising interest rates or geopolitical events such as the war in Ukraine;
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2023, we had goodwill and intangible assets with a net book value of $529.6 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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

We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 28% and 29% of our revenues from sales outside the United States in the quarters ended March 31, 2023 and 2022, respectively. Any international expansion efforts that we may undertake, such as our Japanese Joint Venture, our Rimilia Acquisition, or our FourQ Acquisition may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and in many other jurisdictions where we offer our products. Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global regulatory landscape relating to privacy, data protection, and cybersecurity has grown increasingly complex and fragmented and is rapidly evolving. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, reputational harm, negative effects on our existing business and on our ability to attract and retain new customers, and increased potential exposure to regulatory enforcement, litigation, and/or financial penalties for non-compliance. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area (“EEA”) to the U.S. This ruling from the CJEU and recent rulings from various EU member state data protection authorities have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the U.S. and certain other countries outside the EEA. Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. A U.S. Executive Order has been issued that is anticipated to lead to the adoption of a new EU-U.S. Privacy Framework under which personal data can legally be transferred to the U.S. from the EEA. It remains uncertain whether, and when, such a framework will be formally established, and uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA and other regions, an integral process of our business. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous other states, including Virginia, Colorado, Connecticut, and Iowa have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Furthermore, the U.S. Congress is considering privacy legislation, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rule making exercise.
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
The adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our products and increase our operating costs. The current legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the United States is subject to uncertainty. The Federal Communications Commission ("FCC") had previously passed Open Internet rules in February 2015, which generally provided for internet neutrality with respect to fixed and mobile broadband internet service. On December 14, 2017, the FCC voted to repeal Open

Internet rules generally providing for internet neutrality with respect to fixed and mobile broadband internet service regulations and return to a “light-touch” regulatory framework known as the “Restoring Internet Freedom Order.” The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed this order. The D.C. Circuit Court of Appeals recently upheld the FCC’s repeal, but ordered the FCC to reconsider certain elements of the repeal; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. In its recent decision on the FCC’s repeal, the D.C. Circuit Court of Appeals also ruled that the FCC does not have the authority to bar states from passing their own net neutrality rules. It is uncertain whether the FCC will argue that some state net neutrality laws are preempted by federal law and challenge such state net neutrality laws on a case-by-case basis. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action. Additional changes in the legislative and regulatory landscape regarding internet neutrality, or otherwise regarding the regulation of the internet, could also harm our business.
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
The enactment of legislation implementing changes in the U.S. and global taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. The Organization for Economic Cooperation and Development has proposed a global minimum tax of 15%, which has been adopted by the European Union effective from January 1, 2024. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial results.
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
•lawsuits threatened or filed against us; and
•other events or factors, including instability in the banking and financial services sector, geopolitical events such as Russia's invasion of Ukraine, incidents of terrorism, outbreaks of pandemic diseases such as COVID-19, presidential elections, civil unrest, or responses to these events.
In addition, the stock markets, and in particular the Nasdaq market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become the target of this type of litigation in the future, it could subject us to substantial costs, divert resources and the attention of management, and adversely affect our business, results of operations, financial condition and cash flows.
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

As of March 31, 2023, we had $250.0 million aggregate principal amount of 2024 Notes outstanding and $1.150 billion aggregate principal amount of 2026 Notes outstanding.
Holders of either series of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the applicable indenture governing such Notes. In addition, upon conversion of the Notes of the applicable series, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as described in the applicable indenture governing such Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Our ability to repay or refinance the Notes will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Further, if either series of the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of March 31, 2023, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as refinancing needs, the need to develop new features or enhance our existing solutions, or to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, or we may opportunistically decide to raise capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing or refinancing on terms favorable to us, or at all. Recently there has been a tightening of the credit markets and rising interest rates, as well as instability in the financial services sector, which have negatively impacted the capital raising environment. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	8-K	001-37924	3.1	March 13, 2023

10.1	Employment Agreement between the Company and Therese Tucker, signed March 5, 2023.	8-K	001-37924	10.1	March 6, 2023

10.2	Employment Agreement between the Company and Owen Ryan, signed March 5, 2023.	8-K	001-37924	10.2	March 6, 2023

10.3	Separation Agreement and Release between the Company and Marc Huffman, signed March 5, 2023.	8-K	001-37924	10.3	March 6, 2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Therese Tucker
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: May 5, 2023

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: May 5, 2023

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2023