Form 10-Q
period 2023-06-30
BLACKLINE, INC.
filed 2023-08-09
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at August 4, 2023 was 60,981,071.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$204,514	$200,968
Marketable securities (amortized cost of $923,044 and $875,456 at June 30, 2023 and December 31, 2022, respectively)	921,737	874,083
Accounts receivable, net of allowances of $2,934 and $2,282 at June 30, 2023 and December 31, 2022, respectively	129,798	150,858
Prepaid expenses and other current assets	27,697	23,658
Total current assets	1,283,746	1,249,567
Capitalized software development costs, net	36,349	32,070
Property and equipment, net	17,009	19,811
Intangible assets, net	80,645	90,864
Goodwill	443,861	443,861
Operating lease right-of-use assets	21,272	14,708
Other assets	92,484	92,775
Total assets	$1,975,366	$1,943,656
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,899	$14,964
Accrued expenses and other current liabilities	45,152	58,600
Deferred revenue, current	280,050	279,325
Finance lease liabilities, current	1,031	989
Operating lease liabilities, current	4,394	5,943
Contingent consideration, current	16,510	8,000
Total current liabilities	355,036	367,821
Finance lease liabilities, noncurrent	266	785
Operating lease liabilities, noncurrent	17,855	9,292
Convertible senior notes, net	1,387,047	1,384,306
Contingent consideration, noncurrent	2,610	33,549
Deferred tax liabilities, net	5,618	5,568
Deferred revenue, noncurrent	643	343
Other long-term liabilities	3,641	6,229
Total liabilities	1,772,716	1,807,893
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	26,288	23,895
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 60,947,365 and 60,016,824 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	610	600
Additional paid-in capital	429,320	385,709
Accumulated other comprehensive loss	(1,529)	(1,472)
Accumulated deficit	(252,039)	(272,969)
Total stockholders' equity	176,362	111,868
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,975,366	$1,943,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscription and support	$135,881	$120,683	$266,307	$234,208
Professional services	8,693	7,794	17,251	14,505
Total revenues	144,574	128,477	283,558	248,713
Cost of revenues
Subscription and support	30,630	25,795	59,142	49,951
Professional services	6,486	7,128	13,245	13,645
Total cost of revenues	37,116	32,923	72,387	63,596
Gross profit	107,458	95,554	211,171	185,117
Operating expenses
Sales and marketing	62,749	66,000	124,680	126,027
Research and development	26,802	27,902	53,907	53,150
General and administrative	(148)	14,345	28,828	43,997
Restructuring costs	135	—	1,149	—
Total operating expenses	89,538	108,247	208,564	223,174
Income (loss) from operations	17,920	(12,693)	2,607	(38,057)
Other income (expense)
Interest income	12,542	1,715	23,207	2,233
Interest expense	(1,470)	(1,457)	(2,925)	(2,904)
Other income (expense), net	11,072	258	20,282	(671)
Income (loss) before income taxes	28,992	(12,435)	22,889	(38,728)
Provision for (benefit from) income taxes	926	(464)	1,554	(13,326)
Net income (loss)	28,066	(11,971)	21,335	(25,402)
Net income (loss) attributable to redeemable non-controlling interest	320	(121)	405	(124)
Adjustment attributable to redeemable non-controlling interest	(3,103)	(1,185)	2,089	(4,602)
Net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.51	$(0.18)	$0.31	$(0.35)
Shares used to calculate basic net income (loss) per share	60,700	59,441	60,445	59,283
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.45	$(0.18)	$0.30	$(0.35)
Shares used to calculate diluted net income (loss) per share	71,801	59,441	71,801	59,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$28,066	$(11,971)	$21,335	$(25,402)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and six months ended June 30, 2023 and 2022	(1,200)	(843)	66	(890)
Foreign currency translation	(179)	(432)	(224)	(698)
Other comprehensive loss	(1,379)	(1,275)	(158)	(1,588)
Comprehensive income (loss)	26,687	(13,246)	21,177	(26,990)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	320	(121)	405	(124)
Foreign currency translation attributable to redeemable non-controlling interest	(81)	(210)	(101)	(338)
Comprehensive income (loss) attributable to redeemable non-controlling interest	239	(331)	304	(462)
Comprehensive income (loss) attributable to BlackLine, Inc.	$26,448	$(12,915)	$20,873	$(26,528)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Quarter Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2023	60,478	$605	$396,403	$(231)	$(279,785)	$116,992
Stock option exercises	150	2	4,691	—	—	4,693
Vesting of restricted stock units	203	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(1,019)	—	—	(1,019)
Stock-based compensation	—	—	20,852	—	—	20,852
Other comprehensive loss	—	—	—	(1,298)	—	(1,298)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,103	—	27,746	30,849
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	359	4	11,911	—	—	11,915
Vesting of restricted stock units	455	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(13,422)	—	—	(13,422)
Stock-based compensation	—	—	41,921	—	—	41,921
Other comprehensive loss	—	—	—	(57)	—	(57)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,089)	—	20,930	18,841
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362

	Quarter Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2022	59,293	$593	$318,297	$113	$(252,875)	$66,128
Stock option exercises	46	—	1,029	—	—	1,029
Vesting of restricted stock units	136	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	21,103	—	—	21,103
Other comprehensive income	—	—	—	(1,065)	—	(1,065)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,185	—	(11,850)	(10,665)
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	117	1	2,415	—	—	2,416
Vesting of restricted stock units	374	4	—	—	—	4
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(6,002)	—	—	(6,002)
Stock-based compensation	—	—	37,319	—	—	37,319
Other comprehensive loss	—	—	—	(1,250)	—	(1,250)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,602	—	(25,278)	(20,676)
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss) attributable to BlackLine, Inc.	$18,841	$(20,676)
Net income (loss) and adjustment attributable to redeemable non-controlling interest (Note 3)	2,494	(4,726)
Net income (loss)	21,335	(25,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,350	19,806
Change in fair value of contingent consideration	(22,429)	(15,858)
Amortization of debt issuance costs	2,741	2,730
Stock-based compensation	40,386	36,511
Noncash lease expense	3,192	2,861
Accretion of purchase discounts on marketable securities, net	(15,768)	(564)
Net foreign currency (gains) losses	902	(826)
Deferred income taxes	(52)	(14,429)
Provision for (benefit from) credit losses	(19)	81
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	20,701	6,169
Prepaid expenses and other current assets	(3,956)	3,510
Other assets	395	(5,198)
Accounts payable	(6,082)	4,127
Accrued expenses and other current liabilities	(13,227)	(11,385)
Deferred revenue	1,025	4,206
Operating lease liabilities	(3,512)	(4,106)
Lease incentive receipts	240	491
Other long-term liabilities	(2,804)	3,359
Net cash provided by operating activities	47,418	6,083
Cash flows from investing activities
Purchases of marketable securities	(725,120)	(799,749)
Proceeds from maturities of marketable securities	693,300	637,250
Capitalized software development costs	(12,318)	(9,766)
Purchases of property and equipment	(2,829)	(7,303)
Acquisition, net of cash acquired	—	(157,738)
Net cash used in investing activities	(46,967)	(337,306)
Cash flows from financing activities
Principal payments under finance lease obligations	(485)	(195)
Proceeds from exercises of stock options	11,920	2,420
Proceeds from employee stock purchase plan	5,291	4,466
Acquisition of common stock for tax withholding obligations	(13,422)	(6,002)
Financed purchases of property and equipment	—	(84)
Net cash provided by financing activities	3,304	605
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(207)	(687)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,548	(331,305)
Cash, cash equivalents, and restricted cash, beginning of period	201,207	539,991
Cash, cash equivalents, and restricted cash, end of period	$204,755	$208,686
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$204,514	$208,454
Restricted cash included within other assets at end of period	241	232
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$204,755	$208,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2023	2022
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$—	$262,130
Estimated fair value of contingent consideration	$—	$55,947
Stock-based compensation capitalized for software development	$1,818	$962
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$927	$1,123
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$108	$684
Leasehold improvements paid directly by landlord	$271	$—
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
The Company is headquartered in Woodland Hills, California. During the quarter ended June 30, 2023, the Company entered into a five-year lease extension for the office in Woodland Hills. This extension increased both the right-of-use asset and lease liability by approximately $7.3 million. The Company has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at June 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the quarter ended June 30, 2023, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$29,152	$25,151	$23,895	$28,699
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	320	(121)	405	(124)
Foreign currency translation	(81)	(210)	(101)	(338)
Adjustment to redeemable non-controlling interest	(3,103)	(1,185)	2,089	(4,602)
Balance at end of period	$26,288	$23,635	$26,288	$23,635

Note 4 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,711)	$266
Developed technology	129,258	(60,391)	68,867
Customer relationships	26,089	(15,886)	10,203
Defensive patent	2,333	(1,024)	1,309
	$173,657	$(93,012)	$80,645

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,913)	$1,064
Developed technology	129,258	(54,462)	74,796
Customer relationships	26,089	(12,552)	13,537
Defensive patent	2,333	(866)	1,467
	$173,657	$(82,793)	$90,864
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2022	$443,861
Additions from acquisitions	—
Balance at June 30, 2023	$443,861
Note 5 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$461,996	$5	$(837)	$461,164
Corporate bonds	34,964	11	(15)	34,960
Commercial paper	259,073	—	—	259,073
U.S. government agencies	167,011	15	(486)	166,540
	$923,044	$31	$(1,338)	$921,737

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$418,941	$9	$(1,047)	$417,903
Corporate bonds	64,597	3	(296)	64,304
Commercial paper	278,406	—	—	278,406
U.S. government agencies	113,512	40	(82)	113,470
	$875,456	$52	$(1,425)	$874,083
The Company’s marketable securities as of June 30, 2023 have a contractual maturity of less than 2 years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$897,253	$896,043
Maturing between 1 and 2 years	25,791	25,694
	$923,044	$921,737
Refer to "Note 6 - Fair Value Measurements" for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings and included in interest income in the accompanying condensed consolidated statements of operations, were $8.3 million and $15.8 million for the quarter and six months ended June 30, 2023 and $0.7 million and $0.6 million for the quarter and six months ended June 30, 2022.
Net gains and losses are determined using the specific identification method. During the quarters and six months ended June 30, 2023 and 2022, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $562.3 million and $521.8 million, and $1.3 million and $1.4 million of unrealized losses, at June 30, 2023 and December 31, 2022, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at June 30, 2023 and December 31, 2022, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of June 30, 2023 or December 31, 2022.

Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $89.1 million and $89.1 million at June 30, 2023 and December 31, 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued salaries and employee benefits	$24,705	$39,043
Accrued income and other taxes payable	7,985	9,415
Accrued restructuring costs	150	1,737
Other accrued expenses and current liabilities	12,312	8,405
	$45,152	$58,600
Note 6 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$108,155	$—	$—	$108,155
Commercial paper	—	40,648	—	40,648
U.S. government agencies	—	—	—	—
Marketable securities
U.S. treasury securities	461,164	—	—	461,164
Corporate bonds	—	34,960	—	34,960
Commercial paper	—	259,073	—	259,073
U.S. government agencies	—	166,540	—	166,540
Total assets	$569,319	$501,221	$—	$1,070,540
Liabilities
Contingent consideration	$8,000	$—	$11,120	$19,120
Total liabilities	$8,000	$—	$11,120	$19,120

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,919	$—	$—	$101,919
Commercial paper	—	59,405	—	59,405
Marketable securities
U.S. treasury securities	417,903	—	—	417,903
Corporate bonds	—	64,301	—	64,301
Commercial paper	—	278,406	—	278,406
U.S. government agencies	—	113,471	—	113,471
Total assets	$519,822	$515,583	$—	$1,035,405
Liabilities
Contingent consideration	$8,000	$—	$33,549	$41,549
Total liabilities	$8,000	$—	$33,549	$41,549

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning fair value	$44,655	$74,863	$41,549	$20,732
Additions in the period	—	—	—	55,947
Change in fair value	(25,535)	(14,042)	(22,429)	(15,858)
Ending fair value	$19,120	$60,821	$19,120	$60,821
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
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration payable of $8.0 million is due on or before November 15, 2023. Accordingly, at June 30, 2023, the additional cash consideration was classified as a Level 1 liability.
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At June 30, 2023, the fair value of the contingent consideration liability was $11.1 million.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 7 – Convertible Senior Notes
2024 Notes
The 2024 Notes consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(1,424)	(2,069)
Net carrying amount	$248,576	$247,931
The Company carries the 2024 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at June 30, 2023, was approximately $253.0 million, which represents a Level 2 valuation.
During the quarter ended June 30, 2023, the Company recognized $0.3 million of interest expense related to the amortization of issuance costs and $0.1 million of coupon interest expense. During the quarter ended June 30, 2022, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.
During the six months ended June 30, 2023, the Company recognized $0.6 million of interest expense related to the amortization of issuance costs and $0.2 million of coupon interest expense. During the six months ended

June 30, 2022, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense.
At June 30, 2023, the remaining life of the 2024 Notes was approximately 13 months.
The 2024 Notes were not convertible at June 30, 2023. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2024 Capped Calls since December 31, 2022, and the Capped Calls are still outstanding as of June 30, 2023.
2026 Notes
The 2026 Notes consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt issuance costs	(11,529)	(13,625)
Net carrying amount	$1,138,471	$1,136,375
The Company carries the 2026 Notes at face value less unamortized issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at June 30, 2023, was approximately $981.8 million, which represents a Level 2 valuation.
During the quarter and six months ended June 30, 2023, the Company recognized $1.1 million and $2.1 million of interest expense related to the amortization of issuance costs, respectively. During the quarter and six months ended June 30, 2022, the Company recognized $1.1 million and $2.1 million of interest expense related to the amortization of issuance costs, respectively.
At June 30, 2023, the remaining life of the 2026 Notes was approximately 33 months.
The 2026 Notes were not convertible at June 30, 2023. It is the Company’s current intent to settle conversions of the Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
There have been no changes to the condition of the 2026 Capped Calls since December 31, 2022, and the Capped Calls are still outstanding as of June 30, 2023.
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
During the quarter and six months ended June 30, 2023, the Company recorded $0.1 million and $1.1 million, respectively, for one-time termination benefits related to these actions, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations.

The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheet was as follows:

Balance at December 31, 2022	$1,737
Restructuring charges and adjustments	1,149
Cash payments	(2,736)
Balance at June 30, 2023	$150
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the period of adjustments.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$2,770	$2,249	$5,122	$3,963
Sales and marketing	6,182	7,438	12,665	13,362
Research and development	3,708	3,810	7,532	6,707
General and administrative	7,288	7,112	15,067	12,479
	$19,948	$20,609	$40,386	$36,511
For the quarters ended June 30, 2023 and 2022, stock-based compensation capitalized as an asset was $1.0 million and $0.6 million, respectively.
For the six months ended June 30, 2023 and 2022, stock-based compensation capitalized as an asset was $1.8 million and $1.0 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2022	2,431
Granted	—
Exercised	(364)
Forfeited/canceled	(80)
Outstanding at June 30, 2023	1,987
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2022	2,202
Granted	1,271
Vested	(605)
Forfeited/canceled	(269)
Nonvested at June 30, 2023	2,599

Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2022	69
Granted	163
Performance adjustment	(28)
Vested	(41)
Forfeited/canceled	(48)
Nonvested at June 30, 2023	115
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2022	138
Granted	120
Forfeited/canceled	(59)
Nonvested at June 30, 2023	199
Restricted stock units - performance, market, and service conditions
The following table summarizes activity for restricted stock units with performance, market, and service-based conditions (in thousands):

Nonvested at December 31, 2022	189
Granted	—
Vested	—
Forfeited/canceled	(189)
Nonvested at June 30, 2023	—
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for income taxes. For the quarters ended June 30, 2023 and 2022, the Company recorded $0.9 million tax expense and $0.5 million income tax benefit, respectively. The income tax expense for the quarter ended June 30, 2023 compared to the income tax benefit for the quarter ended June 30, 2022, resulted primarily from changes in the mix of profitable jurisdictions.
For the six months ended June 30, 2023 and 2022, the Company recorded $1.6 million tax expense and $13.3 million in income tax benefit, respectively. The $14.9 million difference resulted primarily from the partial release of $14.2 million of existing valuation allowance recognized during the six months ended June 30, 2022, along with changes in the mix of profitable jurisdictions.
For purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)
Denominator:
Weighted average shares	60,700	59,441	60,445	59,283
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.51	$(0.18)	$0.31	$(0.35)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)
Interest expense	1,458	—	2,897	—
Net income (loss) attributable to BlackLine, Inc. for diluted calculation	$32,307	$(10,665)	$21,738	$(20,676)
Denominator:
Weighted average shares	60,700	59,441	60,445	59,283
Dilutive effect of securities	777	—	1,032	—
Dilutive effect of convertible senior notes	10,324	—	10,324	—
Shares used to calculate diluted net income (loss) per share	71,801	59,441	71,801	59,283
Diluted net income( loss) per share attributable to BlackLine, Inc.	$0.45	$(0.18)	$0.30	$(0.35)
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options - service-only vesting conditions	695	2,612	1,532	2,660
Restricted stock units - service-only vesting conditions	2,330	2,226	2,335	1,813
Restricted stock units - performance and service conditions	—	67	32	34
Restricted stock units - performance, market, and service conditions	139	—	147	—
Total shares excluded from net loss per share	3,164	4,905	4,046	4,507
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarter and six months ended June 30, 2022 as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
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

Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $195.2 million and $170.7 million was recognized during the six months ended June 30, 2023 and 2022, respectively, that was previously included in the deferred revenue balance at December 31, 2022 and 2021, respectively.
Contracted but unrecognized revenue was $778.6 million at June 30, 2023, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$104,052	$91,483	$204,064	$177,165
International	40,522	36,994	79,494	71,548
	$144,574	$128,477	$283,558	$248,713
Note 15 – Subsequent Events
On August 7, 2023, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of August 20, 2023 and quarterly thereafter for 12 consecutive quarters.

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
At June 30, 2023, we had 377,585 individual users across 4,279 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 94% of our revenue primarily from subscriptions to our cloud-based software platform and approximately 6% from professional services for the six months ended June 30, 2023. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. Approximately two-thirds of new contracts in 2022 and the first half of 2023 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
For the quarters ended June 30, 2023 and 2022, we had revenues totaling $144.6 million and $128.5 million, respectively. We generated net income attributable to BlackLine, Inc. of $30.8 million and incurred a net loss attributable to BlackLine, Inc. of $10.7 million for the quarters ended June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023 and 2022, we had revenues totaling $283.6 million and $248.7 million, respectively. We generated net income attributable to BlackLine, Inc. of $18.8 million and incurred a net loss attributable to BlackLine, Inc. of $20.7 million for the six months ended June 30, 2023 and 2022, respectively.
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

	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023
Dollar-based net revenue retention rate	110%	109%	107%	106%	106%
Number of customers	4,003	4,060	4,188	4,236	4,279
Number of users	347,932	354,924	366,522	369,493	377,585
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2023, our dollar-based net revenue retention rate was unchanged from the quarter ended March 31, 2023. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2023 and 2022, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
GAAP gross profit	$107,458	$95,554	$211,171	$185,117
GAAP gross margin	74.3%	74.4%	74.5%	74.4%
GAAP net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP gross profit	$113,885	$101,134	$223,557	$195,020
Non-GAAP gross margin	78.8%	78.7%	78.8%	78.4%
Non-GAAP net income attributable to BlackLine, Inc.	$30,728	$5,025	$55,828	$5,727
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
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net income (loss), the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$107,458	$95,554	$211,171	$185,117
Amortization of acquired developed technology	2,980	2,957	5,929	5,294
Stock-based compensation(1)	3,273	2,249	6,070	3,963
Transaction-related costs	174	374	387	646
Total non-GAAP gross profit	$113,885	$101,134	$223,557	$195,020
Gross margin	74.3%	74.4%	74.5%	74.4%
Non-GAAP gross margin	78.8%	78.7%	78.8%	78.4%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)
Provision for (benefit from) income taxes	286	145	105	(12,991)
Amortization of intangible assets	5,134	5,206	10,219	9,368
Stock-based compensation(1)	20,364	20,517	41,104	36,357
Amortization of debt issuance costs	1,379	1,373	2,741	2,730
Change in fair value of contingent consideration	(25,535)	(14,042)	(22,429)	(15,858)
Transaction-related costs	1,219	3,676	2,009	10,709
Legal settlement costs	—	—	—	690
Restructuring costs	135	—	1,149	—
Adjustment to redeemable non-controlling interest	(3,103)	(1,185)	2,089	(4,602)
Total non-GAAP net income attributable to BlackLine, Inc.	$30,728	$5,025	$55,828	$5,727
(1) Beginning in 2023, includes amortization related to stock-based compensation that was capitalized in capitalized software development costs in previous periods and totaled $0.5 million and $0.9 million for the quarter and six months ended June 30, 2023, respectively.

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues
Subscription and support	$135,881	$120,683	$266,307	$234,208
Professional services	8,693	7,794	17,251	14,505
Total revenues	144,574	128,477	283,558	248,713
Cost of revenues
Subscription and support	30,630	25,795	59,142	49,951
Professional services	6,486	7,128	13,245	13,645
Total cost of revenues	37,116	32,923	72,387	63,596
Gross profit	107,458	95,554	211,171	185,117
Operating expenses
Sales and marketing	62,749	66,000	124,680	126,027
Research and development	26,802	27,902	53,907	53,150
General and administrative	(148)	14,345	28,828	43,997
Restructuring costs	135	—	1,149	—
Total operating expenses	89,538	108,247	208,564	223,174
Income (loss) from operations	17,920	(12,693)	2,607	(38,057)
Other income (expense)
Interest income	12,542	1,715	23,207	2,233
Interest expense	(1,470)	(1,457)	(2,925)	(2,904)
Other income (expense), net	11,072	258	20,282	(671)
Income (loss) before income taxes	28,992	(12,435)	22,889	(38,728)
Provision for (benefit from) income taxes	926	(464)	1,554	(13,326)
Net income (loss)	28,066	(11,971)	21,335	(25,402)
Net income (loss) attributable to redeemable non-controlling interest	320	(121)	405	(124)
Adjustment attributable to redeemable non-controlling interest	(3,103)	(1,185)	2,089	(4,602)
Net income (loss) attributable to BlackLine, Inc.	$30,849	$(10,665)	$18,841	$(20,676)
Comparison of Quarters and Six Months Ended June 30, 2023 and 2022
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$135,881	$120,683	$15,198	13%	$266,307	$234,208	$32,099	14%
Professional services	8,693	7,794	899	12%	17,251	14,505	2,746	19%
Total revenues	$144,574	$128,477	$16,097	13%	$283,558	$248,713	$34,845	14%

	June 30,
	2023	2022
Dollar-based net revenue retention rate	106%	110%
Number of customers	4,279	4,003
Number of users	377,585	347,932

The increase in revenues for the quarter and six months ended June 30, 2023, compared to the quarter and six months ended June 30, 2022, was primarily due to a net increase in the number of customers and users. The total number of customers and users at June 30, 2023, increased by 7% and 9%, respectively, as compared to June 30, 2022.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$30,630	$25,795	$4,835	19%	$59,142	$49,951	$9,191	18%
Professional services	6,486	7,128	(642)	(9)%	13,245	13,645	(400)	(3)%
Total cost of revenues	$37,116	$32,923	$4,193	13%	$72,387	$63,596	$8,791	14%
Gross margin	74.3%	74.4%			74.5%	74.4%
The increase in total cost of revenues for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was primarily due to the following:
•$3.0 million increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases; and
•$1.5 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.3 million net increase in salaries, benefits, and stock-based compensation; partially offset by
•$0.3 million decrease in professional fees.
The increase in total cost of revenues for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the following:
•$4.5 million increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$3.0 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.6 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average salaries; and
•$0.7 million increase in depreciation and amortization attributed to developed technology from the FourQ Acquisition; partially offset by
•$0.6 million decrease in professional fees; and
•$0.3 million decrease in transaction-related costs related to the FourQ Acquisition.
Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$62,749	$66,000	$(3,251)	(5%)	$124,680	$126,027	$(1,347)	(1%)
Percentage of total revenues	43.4%	51.4%			44.0%	50.7%
The decrease in sales and marketing expenses for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was primarily due to the following:
•$3.7 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount;
•$0.6 million decrease in transaction-related costs related to the FourQ Acquisition; and

•$0.4 million decrease in professional fees; partially offset by
•$1.9 million increase in marketing expenses.
The decrease in sales and marketing expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the following:
•$2.5 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount and lower bonuses;
•$1.3 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$1.1 million decrease in professional fees; partially offset by
•$3.6 million increase in marketing expenses.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Research and development, gross	$32,459	$33,113	$(654)	(2%)	$65,337	$62,684	$2,653	4%
Capitalized internally developed software costs	(5,657)	(5,211)	(446)	9%	(11,430)	(9,534)	(1,896)	20%
Research and development, net	$26,802	$27,902	$(1,100)	(4%)	$53,907	$53,150	$757	1%
Percentage of total revenues	18.5%	21.7%			19.0%	21.4%
The decrease in research and development expenses for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was primarily due to the following:
•$1.3 million decrease in transaction-related costs related to the FourQ Acquisition;
•$0.8 million decrease in professional fees; and
•$0.4 million increase in capitalized software due to significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses; partially offset by
•$0.8 million net increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount;
•$0.5 million increase in computer software costs; and
•$0.4 million increase in depreciation and amortization.
The increase in research and development expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the following:
•$5.0 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average headcount and higher cost of research-related headcount;
•$0.9 million increase in computer software; and
•$0.8 million increase in depreciation and amortization; partially offset by
•$2.4 million decrease in transaction-related costs related to the FourQ Acquisition;
•$1.9 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses; and
•$1.5 million decrease in professional fees.
General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$(148)	$14,345	$(14,493)	(101%)	$28,828	$43,997	$(15,169)	(34%)
Percentage of total revenues	(0.1%)	11.2%			10.2%	17.7%
The decrease in general and administrative expenses for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was primarily due to the following:
•$25.5 million decrease in contingent consideration related to the FourQ Acquisition in the quarter ended June 30, 2023, compared to a $11.7 million decrease in contingent consideration related to the Rimilia Acquisition and a $2.6 million decrease in contingent consideration related to the FourQ Acquisition in the quarter ended June 30, 2022 (refer to "Note 6 - Fair Value Measurements”);
•$1.7 million decrease due to net foreign currency gains; and
•$1.0 million decrease in professional fees.
The decrease in general and administrative expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the following:
•$22.4 million decrease in contingent consideration related to the FourQ Acquisition in the six months ended June 30, 2023, compared to a $13.6 million decrease in contingent consideration related to the Rimilia Acquisition and a $2.6 million decrease in contingent consideration related to the FourQ Acquisition in the six months ended June 30, 2022 (refer to "Note 6 - Fair Value Measurements”);
•$4.8 million decrease in transaction-related costs related to the FourQ Acquisition;
•$3.0 million decrease due to net foreign currency gains; and
•$2.7 million decrease in professional fees; partially offset by
•$2.8 million increase in salaries, benefits, and stock-based compensation.
Restructuring costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Restructuring costs	$135	$—	$135	N/M	$1,149	$—	$1,149	N/M
The increase in restructuring costs during the quarter and six months ended June 30, 2023, compared to the quarter ended June 30, 2022, was due to severance costs for which there were no expenses in the prior comparative quarters. Refer to "Note 8 - Restructuring Costs" for additional information.
Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$12,542	$1,715	$10,827	N/M	$23,207	$2,233	$20,974	N/M
The increase in interest income during the quarter and six months ended June 30, 2023, compared to the quarter and six months ended June 30, 2022, was due to increased average interest rates on our investments and cash balances.

Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest expense	$1,470	$1,457	$13	1%	$2,925	$2,904	$21	1%
Interest expense during the quarter ended and six months ended June 30, 2023, compared to the quarter and six months ended June 30, 2022, was essentially flat and consisted of interest expense on our convertible senior notes. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our convertible senior notes are fixed.
Provision for (benefit from) income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$926	$(464)	$1,390	N/M	$1,554	$(13,326)	$14,880	N/M
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended June 30, 2023, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended June 30, 2023 and 2022, we recorded $0.9 million in income tax expense and $0.5 million in income tax benefit, respectively. The income tax expense for the quarter ended June 30, 2023 compared to the income tax benefit from the quarter ended June 30, 2022, resulted primarily from changes in the mix of profitable jurisdictions.

For the six months ended June 30, 2023 and 2022, we recorded $1.6 million tax expense and $13.3 million in income tax benefit, respectively. The income tax expense for the six months ended June 30, 2023, compared to the income tax benefit for the six months ended June 30, 2022, resulted primarily from a partial release of $14.2 million of existing valuation allowance recognized during the six months ended June 30, 2022, along with changes in the mix of profitable jurisdictions.
Liquidity and Capital Resources
At June 30, 2023, our principal sources of liquidity were an aggregate of $1.1 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, commercial paper, U.S. government agency securities, and corporate bonds. We had $1.4 billion aggregate principal amount of Notes outstanding at June 30, 2023.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments. As of June 30, 2023, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of June 30, 2023, all of the 2026 Capped Calls remained outstanding.

Lease Liabilities
As of June 30, 2023, we have obligations totaling $23.5 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At June 30, 2023, we have $39.1 million of contractual obligations related to seven commitments, with $20.1 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are obligated to pay a maximum of $8.0 million of contingent consideration related to our 2013 Acquisition on or before November 15, 2023 since we realized taxable income for the year ended December 31, 2022. In addition, we are potentially obligated to pay a maximum of $73.2 million of contingent consideration over the next two years related to our FourQ Acquisition if certain financial performance milestones are met. At June 30, 2023, the fair value of the FourQ Acquisition contingent consideration liability was $11.1 million.
Unrecognized Tax Liabilities
As of June 30, 2023, while we have liabilities for unrecognized tax benefits of $6.4 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at June 30, 2023 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$452	$—	$34	$303	$115
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$47,418	$6,083
Net cash used in investing activities	$(46,967)	$(337,306)
Net cash provided by financing activities	$3,304	$605
Net Cash Provided By Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In prior years, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, change in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, and deferred taxes.
For the six months ended June 30, 2023, cash provided by operations was $47.4 million, resulting from net non-cash expenses of approximately $33.3 million and net income of $21.3 million, partially offset by net cash flows used as a result from changes in operating assets and liabilities of $7.2 million. The $7.2 million of net cash flows used as a result of changes in our operating assets and liabilities reflected primarily the following:
•$13.2 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments;
•$6.1 million decrease in accounts payable due to timing of payments;
•$4.0 million increase in prepaid expenses and other current assets;
•$3.5 million decrease in operating lease liabilities; and
•$2.8 million decrease in other long-term liabilities primarily related to the acquisition of FourQ.
These changes in our operating assets and liabilities were partially offset by the following:
•$20.7 million decrease in accounts receivable due to increased collections; and
•$1.0 million increase in deferred revenue.
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
For the six months ended June 30, 2023, cash used in investing activities was $47.0 million as a result of the following:
•$31.8 million of purchases from maturities of marketable securities, net of proceeds;
•$12.3 million for capitalized software development costs; and
•$2.8 million in purchases of property and equipment.
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
Net Cash Provided By Financing Activities
For the six months ended June 30, 2023, cash provided by financing activities was $3.3 million primarily as a result of the following:
•$11.9 million of proceeds from exercises of stock options; and
•$5.3 million proceeds from the employee stock purchase plan; partially offset by
•$13.4 million for acquisitions of common stock for tax withholding obligations.
For the six months ended June 30, 2022, cash provided by financing activities was $0.6 million as a result of the following:
•$4.5 million of proceeds from the employee stock purchase plan; and
•$2.4 million of proceeds from exercise of stock options, partially offset by
•$6.0 million of acquisitions of common stock for tax withholding obligations.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2023, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We had cash and cash equivalents and marketable securities of $1.1 billion at June 30, 2023. Our cash equivalents and marketable securities consist of highly liquid, investment-grade U.S. treasury securities, commercial paper, U.S. government agency securities, and corporate bonds. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $3.2 million or increased by $3.2 million, respectively, our cash balances at June 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We continue to experience growth and organizational change and if we fail to manage our growth effectively, we may be unable to execute our business plan.
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

Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, such as bank insolvency and related uncertainty and volatility in the financial services industry, market price volatility, and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally, which has resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings. In addition, effects of the pandemic such as the ongoing supply chain disruption and labor shortages have adversely affected us, our customers, and our vendors.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. The global economy has been, and continues to be, adversely affected by concerns of inflation and rising interest rates, adverse business conditions and liquidity concerns, as well as volatility and uncertainty in the banking and financial services sector. These general macroeconomic conditions could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, beginning in the second quarter of 2022, we observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent unfavorable conditions in the national and global economy persist or worsen, our business could be harmed as current and potential customers may reduce accounting, finance, and technology budgets and spending, or postpone or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing.

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
We continue to experience growth in our operations, and organizational change, and if we fail to manage our growth effectively, we may be unable to execute our business plan.
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
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology, such as generative artificial intelligence, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.

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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, due to political uncertainty and military actions associated with the war in Ukraine, we and our service providers may be vulnerable to heightened risks of cyber attacks, and we may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
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
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks, and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches and incidents introduced through the tools and services we use. We continuously monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent third-party related incidents. However, there can be no assurance that our defensive measures will prevent cyber-attacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.
Our customers upload sensitive data to our platform, and data security is therefore a critical competitive factor in our industry. We make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials, providing assurances about the security of our platform, including descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Failure to effectively organize and motivate our sales resources could harm our ability to increase our customer base.
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and drive our sales and marketing operations and activities. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force, which includes an account management team, to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. As we and many of our customers have transitioned to a hybrid or fully remote workplace, our sales and marketing teams have continued to primarily engage with customers online and through other communication channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communication channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.
In addition, we believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Sales professionals that we hire may not become as productive as quickly as we expect, or they may not achieve the levels of productivity we anticipate, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be harmed if our sales professionals are not as successful as we anticipate at driving and completing sales.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods. We had an accumulated deficit of $252.0 million at June 30, 2023. We may not be able to generate sufficient revenue to achieve and sustain profitability. We also expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•the impact and timing of expenses related to restructuring actions;
•changes in foreign currency exchange rates;
•the impact of new accounting pronouncements;
•the impact and timing of taxes or changes in tax law;
•the timing and the amount of grants or vesting of equity awards to employees;
•seasonality of our business; and
•changes in customer budgets and buying patterns.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2023, we had goodwill and intangible assets with a net book value of $524.5 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We do not control the operation of our public cloud providers. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, DDoS attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our public cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. We may have limited remedies against third-party providers in the event of any service disruptions. If our third-party public cloud providers are compromised or unavailable or our customers are unable to access our solutions for any reason, our business would be materially and adversely affected.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 28% and 29% of our revenues from sales outside the United States in the six months ended June 30, 2023 and 2022, respectively. Any international expansion efforts that we may undertake, such as our acquisition of Rimilia Holdings Ltd. in 2020 or our acquisition of FourQ may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
•localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•changes in legal and regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions, such as sanctions against Russia in response to the war in Ukraine;
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
•the impact of natural disasters, climate change, war, including the war in Ukraine, and public health pandemics, on employees, customers, partners, third-party contractors, travel and the global economy; and
•reduced or varied protection for intellectual property rights in some countries.
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
Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and in many other jurisdictions where we offer our products. Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global regulatory landscape relating to privacy, data protection, and cybersecurity has grown increasingly complex and fragmented and is rapidly evolving. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, reputational harm, negative effects on our existing business and on our ability to attract and retain new customers, and increased potential exposure to regulatory enforcement, litigation, and/or financial penalties for non-compliance. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area (“EEA”) to the U.S. This ruling from the CJEU and recent rulings from various EU member state data protection authorities have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the U.S. and certain other countries outside the EEA. Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework ("DPF") was created. Following an adequacy decision issued by the European Commission regarding the DPF, as of July 10, 2023, the DPF is available for companies to make use of to legitimize personal data transfers to the U.S. from the EEA. However, the DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA and other regions, an integral process of our business. Other countries such as Russia, China, and India have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Furthermore, the U.S. Congress is considering privacy legislation, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rule making exercise.
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
•lawsuits threatened or filed against us; and
•other events or factors, including instability in the banking and financial services sector, geopolitical events such as Russia's invasion of Ukraine, incidents of terrorism, outbreaks of pandemic diseases, presidential elections, civil unrest, or responses to these events.
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
As of June 30, 2023, we had $250.0 million aggregate principal amount of 2024 Notes outstanding and $1.150 billion aggregate principal amount of 2026 Notes outstanding.

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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of June 30, 2023, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Natural disasters, climate change, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, such as the war in Ukraine, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
On May 15, 2023, Mark Partin, our Chief Financial Officer, terminated a "Rule 10b5-1 trading arrangement", as defined in Regulation S-K Item 408. The trading arrangement provided for the sale, from time to time, of an aggregate of up to 110,000 shares of our common stock, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until December 8, 2023 or earlier if all transactions under the trading arrangement had been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule10b5-1 trading arrangement" as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Ninth Amendment to Office Lease, by and between the Company and Douglas Emmett

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
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
Date: August 9, 2023

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: August 9, 2023

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2023