Form 10-Q
period 2023-09-30
BLACKLINE, INC.
filed 2023-11-03
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 31, 2023 was 61,269,812.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; volatility and uncertainty in the banking and financial services sector; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$236,248	$200,968
Marketable securities (amortized cost of $926,620 and $875,456 at September 30, 2023 and December 31, 2022, respectively)	925,721	874,083
Accounts receivable, net of allowances of $4,434 and $2,282 at September 30, 2023 and December 31, 2022, respectively	130,477	150,858
Prepaid expenses and other current assets	26,694	23,658
Total current assets	1,319,140	1,249,567
Capitalized software development costs, net	36,899	32,070
Property and equipment, net	15,289	19,811
Intangible assets, net	84,305	90,864
Goodwill	448,987	443,861
Operating lease right-of-use assets	19,937	14,708
Other assets	91,578	92,775
Total assets	$2,016,135	$1,943,656
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,802	$14,964
Accrued expenses and other current liabilities	61,352	58,600
Deferred revenue, current	277,804	279,325
Finance lease liabilities, current	930	989
Operating lease liabilities, current	4,065	5,943
Convertible senior notes, net, current	248,904	—
Contingent consideration, current	8,000	8,000
Total current liabilities	605,857	367,821
Finance lease liabilities, noncurrent	109	785
Operating lease liabilities, noncurrent	16,399	9,292
Convertible senior notes, net, noncurrent	1,139,539	1,384,306
Contingent consideration, noncurrent	—	33,549
Deferred tax liabilities, net	6,022	5,568
Deferred revenue, noncurrent	697	343
Other long-term liabilities	3,975	6,229
Total liabilities	1,772,598	1,807,893
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 3)	27,806	23,895
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,268,312 and 60,016,824 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	613	600
Additional paid-in capital	455,038	385,709
Accumulated other comprehensive loss	(1,159)	(1,472)
Accumulated deficit	(238,761)	(272,969)
Total stockholders' equity	215,731	111,868
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$2,016,135	$1,943,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Subscription and support	$142,054	$126,081	$408,361	$360,289
Professional services	8,654	8,187	25,905	22,692
Total revenues	150,708	134,268	434,266	382,981
Cost of revenues
Subscription and support	30,793	25,544	89,935	75,495
Professional services	6,001	6,882	19,246	20,527
Total cost of revenues	36,794	32,426	109,181	96,022
Gross profit	113,914	101,842	325,085	286,959
Operating expenses
Sales and marketing	61,576	64,540	186,256	190,567
Research and development	26,722	27,721	80,629	80,871
General and administrative	18,026	31,000	46,854	74,997
Restructuring costs	8,664	—	9,813	—
Total operating expenses	114,988	123,261	323,552	346,435
Income (loss) from operations	(1,074)	(21,419)	1,533	(59,476)
Other income (expense)
Interest income	14,030	4,387	37,237	6,620
Interest expense	(1,489)	(1,482)	(4,414)	(4,386)
Other income, net	12,541	2,905	32,823	2,234
Income (loss) before income taxes	11,467	(18,514)	34,356	(57,242)
Provision for (benefit from) income taxes	(2,005)	474	(451)	(12,852)
Net income (loss)	13,472	(18,988)	34,807	(44,390)
Net income (loss) attributable to redeemable non-controlling interest	194	(344)	599	(468)
Adjustment attributable to redeemable non-controlling interest	1,355	1,375	3,444	(3,227)
Net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.20	$(0.34)	$0.51	$(0.68)
Shares used to calculate basic net income (loss) per share	61,101	59,695	60,666	59,422
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.19	$(0.34)	$0.49	$(0.68)
Shares used to calculate diluted net income (loss) per share	72,102	59,695	71,902	59,422
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$13,472	$(18,988)	$34,807	$(44,390)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $0 for the quarters and nine months ended September 30, 2023 and 2022	408	(2,052)	474	(2,942)
Foreign currency translation	(69)	(147)	(293)	(845)
Other comprehensive income (loss)	339	(2,199)	181	(3,787)
Comprehensive income (loss)	13,811	(21,187)	34,988	(48,177)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	194	(344)	599	(468)
Foreign currency translation attributable to redeemable non-controlling interest	(31)	(71)	(132)	(409)
Comprehensive income (loss) attributable to redeemable non-controlling interest	163	(415)	467	(877)
Comprehensive income (loss) attributable to BlackLine, Inc.	$13,648	$(20,772)	$34,521	$(47,300)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Quarter Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362
Stock option exercises	169	2	7,064	—	—	7,066
Vesting of restricted stock units	152	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(722)	—	—	(722)
Stock-based compensation	—	—	20,731	—	—	20,731
Other comprehensive loss	—	—	—	370	—	370
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,355)	—	13,278	11,923
Balance at September 30, 2023	61,268	$613	$455,038	$(1,159)	$(238,761)	$215,731

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	528	6	18,975	—	—	18,981
Vesting of restricted stock units	607	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(14,144)	—	—	(14,144)
Stock-based compensation	—	—	62,652	—	—	62,652
Other comprehensive loss	—	—	—	313	—	313
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(3,444)	—	34,208	30,764
Balance at September 30, 2023	61,268	$613	$455,038	$(1,159)	$(238,761)	$215,731

	Quarter Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2022	59,573	$596	$344,264	$(952)	$(264,725)	$79,183
Stock option exercises	85	1	1,247	—	—	1,248
Vesting of restricted stock units	118	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,864)	—	—	(1,864)
Stock-based compensation	—	—	21,510	—	—	21,510
Other comprehensive income	—	—	—	(2,128)	—	(2,128)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,375)	—	(18,644)	(20,019)
Balance at September 30, 2022	59,776	$598	$363,782	$(3,080)	$(283,369)	$77,931

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	202	2	3,662	—	—	3,664
Vesting of restricted stock units	492	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	98	1	4,465	—	—	4,466
Acquisition of common stock for tax withholding obligations	—	—	(7,866)	—	—	(7,866)
Stock-based compensation	—	—	58,829	—	—	58,829
Other comprehensive loss	—	—	—	(3,378)	—	(3,378)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,227	—	(43,922)	(40,695)
Balance at September 30, 2022	59,776	$598	$363,782	$(3,080)	$(283,369)	$77,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss) attributable to BlackLine, Inc.	$30,764	$(40,695)
Net income (loss) and adjustment attributable to redeemable non-controlling interest (Note 3)	4,043	(3,695)
Net income (loss)	34,807	(44,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,274	30,986
Change in fair value of contingent consideration	(33,549)	(14,113)
Amortization of debt issuance costs	4,137	4,119
Stock-based compensation	60,465	57,410
Noncash lease expense	4,725	4,186
Accretion of purchase discounts on marketable securities, net	(24,999)	(3,326)
Net foreign currency (gains) losses	882	(1,463)
Deferred income taxes	(1,806)	(14,695)
Provision for (benefit from) credit losses	(17)	85
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	20,445	18,321
Prepaid expenses and other current assets	(2,150)	2,239
Other assets	1,352	(6,355)
Accounts payable	(9,445)	(4,571)
Accrued expenses and other current liabilities	1,187	(612)
Deferred revenue	(1,265)	2,548
Operating lease liabilities	(5,235)	(5,329)
Lease incentive receipts	240	653
Other long-term liabilities	(2,604)	4,566
Net cash provided by operating activities	84,444	30,259
Cash flows from investing activities
Purchases of marketable securities	(982,465)	(1,171,808)
Proceeds from maturities of marketable securities	956,300	975,750
Capitalized software development costs	(16,837)	(14,952)
Purchases of property and equipment	(3,927)	(9,742)
Acquisition, net of cash acquired	(11,367)	(157,738)
Net cash used in investing activities	(58,296)	(378,490)
Cash flows from financing activities
Principal payments under finance lease obligations	(735)	(380)
Proceeds from exercises of stock options	18,987	3,669
Proceeds from employee stock purchase plan	5,291	4,466
Acquisition of common stock for tax withholding obligations	(14,144)	(7,866)
Financed purchases of property and equipment	—	(84)
Net cash provided by (used in) financing activities	9,399	(195)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(271)	(833)
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,276	(349,259)
Cash, cash equivalents, and restricted cash, beginning of period	201,207	539,991
Cash, cash equivalents, and restricted cash, end of period	$236,483	$190,732
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$236,248	$190,514
Restricted cash included within other assets at end of period	235	218
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$236,483	$190,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$—	$262,130
Estimated fair value of contingent consideration	$—	$55,947
Stock-based compensation capitalized for software development	$2,628	$1,675
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,086	$1,150
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$4	$263
Leasehold improvements paid directly by landlord	$271	$—
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
On September 12, 2023, the Company acquired Data Interconnect ("DI"), hereinafter referred to as the "DI Acquisition". DI is a cloud-based Invoice-to-Cash automation vendor within the electronic invoice presentment and payment ("EIPP") market. The primary purpose of the DI Acquisition was to enhance the Company's existing accounts receivable automation solution by adding the EIPP capabilities. This acquisition was not a significant acquisition under Regulation S-X.
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
The Company is headquartered in Woodland Hills, California. On June 15, 2023, the Company entered into a five-year lease extension for the office in Woodland Hills. This extension increased both the right-of-use asset and lease liability by approximately $7.3 million. The Company has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of the Notes (as defined in "Note 8 - Convertible Senior Notes"), redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at September 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements for the quarter and nine months ended September 30, 2023, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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

The following table summarizes the activity in the redeemable non-controlling interest for the periods (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$26,288	$23,635	$23,895	$28,699
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	194	(344)	599	(468)
Foreign currency translation	(31)	(71)	(132)	(409)
Adjustment to redeemable non-controlling interest	1,355	1,375	3,444	(3,227)
Balance at end of period	$27,806	$24,595	$27,806	$24,595
Note 4 – Business Combinations
Acquisition of Data Interconnect
On September 12, 2023 the Company completed the DI Acquisition for cash consideration of $11.4 million, which was paid at the closing of the acquisition. The DI Acquisition enhances the Company's existing accounts receivable automation solution capabilities through EIPP. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees related to the transaction, incurred by the Company totaling approximately $1.1 million were expensed as incurred during the quarter ended September 30, 2023.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation is preliminary.
The purchase consideration and major classes of assets and liabilities to which the Company allocated the total fair value of purchase consideration of $11.4 million were as follows (in thousands):

Total cash purchase consideration	$11,394

Cash and cash equivalents	$27
Accounts receivable, net	916
Prepaid expenses and other current assets	893
Property and equipment, net	132
Intangible assets, net	8,800
Goodwill	5,126
Operating lease right-of-use assets	402
Other assets	58
Accounts payable	(665)
Accrued expenses and other current liabilities	(1,636)
Deferred revenue, current	(98)
Operating lease liabilities	(402)
Deferred tax liabilities, net	(2,159)
Total consideration	$11,394
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to increased offerings to customers and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.
To determine the estimated fair value of intangible assets acquired, the Company engaged a third-party valuation specialist to assist management. All estimates, key assumptions, and forecasts were either provided by, or reviewed by, the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company and not those of any third party. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The acquired intangible asset categories, fair value, and amortization periods, were as follows:

	Amortization Period	Fair Value
	(in years)	(in thousands)
Developed technology	5	$8,110
Customer relationships	3	690
		$8,800
The weighted average lives of intangible assets at the acquisition date was 4.8 years.
The estimated fair value of developed technology and customer relationships acquired of $8.1 million and $0.7 million, respectively, was determined through the use of a third-party valuation firm using the cost approach methodology. The cost approach considers the cost to replace (or reproduce) the assets and the effects on the assets' values of functional and/or economic obsolescence that has occurred with respect to the asset. The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred.
The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and have not been presented separately using pro forma revenues and results of operations as its impact is not material to the Company’s condensed consolidated financial statements for the periods presented.
Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(63,481)	73,887
Customer relationships	26,779	(17,591)	9,188
Defensive patent	2,333	(1,103)	1,230
	$182,457	$(98,152)	$84,305

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,913)	$1,064
Developed technology	129,258	(54,462)	74,796
Customer relationships	26,089	(12,552)	13,537
Defensive patent	2,333	(866)	1,467
	$173,657	$(82,793)	$90,864
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2022	$443,861
Additions from acquisitions	5,126
Balance at September 30, 2023	$448,987
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$478,149	$10	$(562)	$477,597
Commercial paper	276,038	1	—	276,039
U.S. government agencies	172,433	5	(353)	172,085
	$926,620	$16	$(915)	$925,721

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$418,941	$9	$(1,047)	$417,903
Corporate bonds	64,597	3	(296)	64,304
Commercial paper	278,406	—	—	278,406
U.S. government agencies	113,512	40	(82)	113,470
	$875,456	$52	$(1,425)	$874,083
The Company’s marketable securities as of September 30, 2023 have a contractual maturity of less than 2 years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$915,828	$915,016
Maturing between 1 and 2 years	10,792	10,705
	$926,620	$925,721
Refer to "Note 7 - Fair Value Measurements" for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings and included in interest income in the accompanying condensed consolidated statements of operations, were $9.2 million and $25.0 million for the quarter and nine months ended September 30, 2023 and $2.8 million and $3.3 million for the quarter and nine months ended September 30, 2022.
Net gains and losses are determined using the specific identification method. During the quarters and nine months ended September 30, 2023 and 2022, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $555.4 million and $521.8 million, and unrealized losses of $0.9 million and $1.4 million, at September 30, 2023 and December 31, 2022, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at September 30, 2023 and December 31, 2022, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of September 30, 2023 or December 31, 2022.

Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $87.6 million and $89.1 million at September 30, 2023 and December 31, 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued salaries and employee benefits	$31,888	$39,043
Accrued income and other taxes payable	7,446	9,415
Accrued restructuring costs	6,333	1,737
Other accrued expenses and current liabilities	15,685	8,405
	$61,352	$58,600
Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$160,511	$—	$—	$160,511
Commercial paper	—	20,788	—	20,788
Marketable securities
U.S. treasury securities	477,597	—	—	477,597
Commercial paper	—	276,039	—	276,039
U.S. government agencies	—	172,085	—	172,085
Total assets	$638,108	$468,912	$—	$1,107,020
Liabilities
Contingent consideration	$8,000	$—	$—	$8,000
Total liabilities	$8,000	$—	$—	$8,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,919	$—	$—	$101,919
Commercial paper	—	59,405	—	59,405
Marketable securities
U.S. treasury securities	417,903	—	—	417,903
Corporate bonds	—	64,301	—	64,301
Commercial paper	—	278,406	—	278,406
U.S. government agencies	—	113,471	—	113,471
Total assets	$519,822	$515,583	$—	$1,035,405
Liabilities
Contingent consideration	$8,000	$—	$33,549	$41,549
Total liabilities	$8,000	$—	$33,549	$41,549

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning fair value	$19,120	$60,821	$41,549	$20,732
Additions in the period	—	—	—	55,947
Change in fair value	(11,120)	1,745	(33,549)	(14,113)
Ending fair value	$8,000	$62,566	$8,000	$62,566
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
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. During the quarter ended September 30, 2023, the Company reduced the FourQ contingent consideration by $11.1 million to zero.
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems, Inc. were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration payable of $8.0 million is due on or before November 15, 2023. Accordingly, at September 30, 2023, the additional cash consideration was classified as a Level 1 liability.
Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 8 – Convertible Senior Notes
2024 Notes
The 0.125% Convertible Senior Notes due 2024 (the "2024 Notes") consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(1,096)	(2,069)
Net carrying amount(1)	$248,904	$247,931
(1) Net carrying amount as of September 30, 2023 presented within total current liabilities on the condensed consolidated balance sheet.
The Company carries the 2024 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at September 30, 2023, was approximately $244.0 million, which represents a Level 2 valuation.
During the quarter ended September 30, 2023, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense. During the quarter ended September 30, 2022, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.

During the nine months ended September 30, 2023, the Company recognized $1.0 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense. During the nine months ended September 30, 2022, the Company recognized $1.0 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense.
At September 30, 2023, the remaining life of the 2024 Notes was approximately 10 months.
The 2024 Notes were not convertible at September 30, 2023. It is the Company’s current intent to settle conversions of the 2024 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
In connection with the offering of the 2024 Notes, the Company entered into privately negotiated capped call transactions (the "2024 Capped Calls"). There have been no changes to the condition of the 2024 Capped Calls since December 31, 2022, and the 2024 Capped Calls are still outstanding as of September 30, 2023.
2026 Notes
The 0.00% Convertible Senior Notes due 2026 (the "2026 Notes") consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt issuance costs	(10,461)	(13,625)
Net carrying amount	$1,139,539	$1,136,375
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at September 30, 2023, was approximately $991.9 million, which represents a Level 2 valuation.
During the quarter and nine months ended September 30, 2023, the Company recognized $1.1 million and $3.2 million of interest expense related to the amortization of debt issuance costs, respectively. During the quarter and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.2 million of interest expense related to the amortization of debt issuance costs, respectively.
At September 30, 2023, the remaining life of the 2026 Notes was approximately 30 months.
The 2026 Notes were not convertible at September 30, 2023. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the "2026 Capped Calls" and together with the 2024 Capped Calls, the "Capped Calls"). There have been no changes to the condition of the 2026 Notes since December 31, 2022, and the 2026 Capped Calls are still outstanding as of September 30, 2023.
Note 9 – Restructuring Costs
Fiscal 2023 Restructuring Program
On August 23, 2023, the Company announced its intention to reduce its global workforce by approximately 9%, or approximately 166 total positions. The actions were designed to support the Company’s growth, scale and profitability objectives. In connection with the restructuring plan, the Company currently estimates that it will incur expenses of up to $9.0 million, primarily for severance and other termination benefits. The Company expects to recognize these anticipated expenses during the third and fourth quarters of fiscal year 2023 and to have substantially completed the planned actions during the fourth quarter of fiscal year 2023, subject to local law and consultation requirements, which may extend the process in certain countries.
During the quarter and nine months ended September 30, 2023, the Company recorded $8.7 million for one-time termination benefits related to the fiscal 2023 restructuring program, which occurred in the United States and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations.

Fiscal 2022 Restructuring Program
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
During the quarter and nine months ended September 30, 2023, the Company recorded zero and $1.1 million, respectively, for one-time termination benefits related to the fiscal 2022 restructuring program, which occurred in the United States and various international locations. The charges were recorded pursuant to ASC 420.
The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the quarter and nine months ended September 30, 2023 (in thousands):

	Quarter Ended September 30, 2023
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of June, 30, 2023	$—	$150	$150
Restructuring charges	8,664	—	8,664
Cash payments and adjustments	(2,386)	(95)	(2,481)
Accrual balance as of September 30, 2023	$6,278	$55	$6,333

	Nine Months Ended September 30, 2023
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December, 31, 2022	$—	$1,737	$1,737
Restructuring charges	8,664	1,149	9,813
Cash payments and adjustments	(2,386)	(2,831)	(5,217)
Accrual balance as of September 30, 2023	$6,278	$55	$6,333
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the period of adjustments.
Note 10 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$2,695	$2,346	$7,817	$6,309
Sales and marketing	6,123	7,257	18,788	20,619
Research and development	3,750	3,847	11,282	10,554
General and administrative	7,511	7,449	22,578	19,928
	$20,079	$20,899	$60,465	$57,410
For the quarters ended September 30, 2023 and 2022, stock-based compensation capitalized as an asset was $0.8 million and $0.7 million, respectively.
For the nine months ended September 30, 2023 and 2022, stock-based compensation capitalized as an asset was $2.6 million and $1.7 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2022	2,431
Granted	—
Exercised	(532)
Forfeited/canceled	(129)
Outstanding at September 30, 2023	1,770
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2022	2,202
Granted	1,386
Vested	(771)
Forfeited/canceled	(328)
Nonvested at September 30, 2023	2,489
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2022	69
Granted	163
Performance adjustment	(28)
Vested	(41)
Forfeited/canceled	(48)
Nonvested at September 30, 2023	115
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2022	138
Granted	158
Forfeited/canceled	(59)
Nonvested at September 30, 2023	237
Restricted stock units - performance, market, and service conditions
The following table summarizes activity for restricted stock units with performance, market, and service-based conditions (in thousands):

Nonvested at December 31, 2022	189
Granted	—
Vested	—
Forfeited/canceled	(189)
Nonvested at September 30, 2023	—
Note 11 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for income taxes. For the quarters ended September 30, 2023 and 2022, the Company recorded $2.0 million income tax benefit and $0.5 million income tax expense, respectively. The income tax benefit for the quarter ended September 30, 2023 compared to the income tax expense for the quarter ended September 30, 2022, resulted primarily from the current quarter’s partial release of $1.7 million of existing valuation allowance as net deferred tax liabilities acquired from DI are a source of taxable income to support recognition of existing BlackLine UK deferred tax assets, along with changes in the mix of profitable jurisdictions.
For the nine months ended September 30, 2023 and 2022, the Company recorded $0.5 million and $12.9 million in income tax benefit, respectively. The $12.4 million difference resulted primarily from the release of $14.2 million of existing valuation allowance recognized during the nine months ended September 30, 2022 in connection with the FourQ acquisition, along with changes in the mix of profitable jurisdictions, partially offset by the current quarter's release of $1.7 million of existing valuation allowance in connection with the DI Acquisition.
For purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 12 – Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)
Denominator:
Weighted average shares	61,101	59,695	60,666	59,422
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.20	$(0.34)	$0.51	$(0.68)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)
Interest expense	1,475	—	4,372	—
Net income (loss) attributable to BlackLine, Inc. for diluted calculation	$13,398	$(20,019)	$35,136	$(40,695)
Denominator:
Weighted average shares	61,101	59,695	60,666	59,422
Dilutive effect of securities	677	—	912	—
Dilutive effect of convertible senior notes	10,324	—	10,324	—
Shares used to calculate diluted net income (loss) per share	72,102	59,695	71,902	59,422
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.19	$(0.34)	$0.49	$(0.68)

The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options - service-only vesting conditions	620	2,510	1,225	2,610
Restricted stock units - service-only vesting conditions	1,915	2,255	2,193	1,962
Restricted stock units - performance and service conditions	—	70	21	46
Restricted stock units - performance, market, and service conditions	—	—	97	—
Total shares excluded from net loss per share	2,535	4,835	3,536	4,618
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarter and nine months ended September 30, 2022 as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
Note 13 – Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 14 – Unearned Revenue and Performance Obligations
Revenue totaling $248.3 million and $217.0 million was recognized during the nine months ended September 30, 2023 and 2022, respectively, that was previously included in the deferred revenue balance at December 31, 2022 and 2021, respectively.
Contracted but unrecognized revenue was $767.6 million at September 30, 2023, of which the Company expects to recognize approximately 58% over the next 12 months and the remainder thereafter.
Note 15 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$108,757	$96,769	$312,821	$273,934
International	41,951	37,499	121,445	109,047
	$150,708	$134,268	$434,266	$382,981

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
At September 30, 2023, we had 381,892 individual users across 4,368 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 94% of our revenue primarily from subscriptions to our cloud-based software platform and approximately 6% from professional services for the nine months ended September 30, 2023. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. Approximately two-thirds of new contracts in 2022 and during the nine months ended September 30, 2023 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. Although our platform is ready to use immediately after a new customer has access to it, we typically help customers implement our solutions. We also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are performed.
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s enterprise resource planning (“ERP”) solutions, and SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP solution-extensions (“SolEx”), for which we receive a percentage of the revenues. We also have an agreement with Google Cloud in which we collaborate with Google Cloud on joint selling and go-to-market activities and bring enhanced automation solutions for finance and accounting to new and existing customers.
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
On September 12, 2023, we acquired Data Interconnect ("DI"), which we refer to as the "DI Acquisition". DI is a cloud-based Invoice-to-Cash automation vendor within the electronic invoice presentment and payment ("EIPP") market. The primary purpose of the DI Acquisition was to enhance our existing accounts receivable automation solution by adding the EIPP capabilities.
For the quarters ended September 30, 2023 and 2022, we had revenues totaling $150.7 million and $134.3 million, respectively. We generated net income attributable to BlackLine, Inc. of $11.9 million and incurred a net loss attributable to BlackLine, Inc. of $20.0 million for the quarters ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023 and 2022, we had revenues totaling $434.3 million and $383.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $30.8 million and incurred a net loss attributable to BlackLine, Inc. of $40.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates, an economic downturn in the United States or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Restructuring Costs
Fiscal 2023 Restructuring Program
On August 23, 2023, we announced a restructuring plan that is designed to support our growth, scale, and profitability objectives. As part of the restructuring, we expect to reduce our global workforce by approximately 9.0%, or 166 total employee positions. The Company anticipates annual gross cost savings of approximately $28.0 million to be realized from the restructuring plan by year-end 2024.
Restructuring costs related to the August 2023 restructuring consisted of one-time termination benefits that were primarily incurred in the third quarter of fiscal 2023. Refer to "Note 9 - Restructuring Costs" for additional information.
Fiscal 2022 Restructuring Program
On December 7, 2022, we announced our decision to commit to a restructuring plan that was designed to focus on key growth priorities. Restructuring costs related to the December 2022 restructuring consisted of one-time termination benefits that were primarily incurred in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023. Refer to "Note 9 - Restructuring Costs" for additional information.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023
Dollar-based net revenue retention rate	109%	107%	106%	106%	105%
Number of customers	4,060	4,188	4,236	4,279	4,368
Number of users	354,924	366,522	369,493	377,585	381,892
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2023, our dollar-based net revenue retention rate declined from the quarter ended June 30, 2023. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2023 and 2022, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
GAAP gross profit	$113,914	$101,842	$325,085	$286,959
GAAP gross margin	75.6%	75.8%	74.9%	74.9%
GAAP net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP gross profit	$120,212	$107,551	$343,769	$302,571
Non-GAAP gross margin	79.8%	80.1%	79.2%	79.0%
Non-GAAP net income attributable to BlackLine, Inc.	$37,857	$15,064	$93,685	$20,791
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
Non-GAAP Net Income (Loss) Attributable to BlackLine and Diluted Non-GAAP Net Income (Loss) Attributable to BlackLine, Inc. Per Share. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, the amortization of debt issuance costs from our convertible notes, the change in the fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, impairment of cloud computing implementation costs, restructuring costs, the adjustment to the value of the redeemable non-controlling interest to the redemption amount, and loss on extinguishment of convertible senior notes. Diluted non-GAAP net income attributable to BlackLine, Inc. per share includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs in order to allow a direct comparison of net income (loss) between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin and net income (loss), the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$113,914	$101,842	$325,085	$286,959
Amortization of acquired developed technology	3,090	3,011	9,019	8,305
Stock-based compensation(1)	3,249	2,346	9,319	6,309
Transaction-related costs	(41)	352	346	998
Total non-GAAP gross profit	$120,212	$107,551	$343,769	$302,571
Gross margin	75.6%	75.8%	74.9%	74.9%
Non-GAAP gross margin	79.8%	80.1%	79.2%	79.0%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)
Provision for (benefit from) income taxes	(1,827)	299	(1,722)	(12,692)
Amortization of intangible assets	5,140	5,182	15,359	14,550
Stock-based compensation(1)	20,503	20,802	61,607	57,159
Amortization of debt issuance costs	1,396	1,389	4,137	4,119
Change in fair value of contingent consideration	(11,120)	1,745	(33,549)	(14,113)
Transaction-related costs	1,823	3,272	3,832	13,981
Legal settlement costs	—	1,019	—	1,709
Restructuring costs	8,664	—	9,813	—
Adjustment to redeemable non-controlling interest	1,355	1,375	3,444	(3,227)
Total non-GAAP net income attributable to BlackLine, Inc.	$37,857	$15,064	$93,685	$20,791
(1) Beginning in 2023, includes amortization related to stock-based compensation that was capitalized in capitalized software development costs in previous periods and totaled $0.6 million and $1.5 million for the quarter and nine months ended September 30, 2023, respectively.

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Subscription and support	$142,054	$126,081	$408,361	$360,289
Professional services	8,654	8,187	25,905	22,692
Total revenues	150,708	134,268	434,266	382,981
Cost of revenues
Subscription and support	30,793	25,544	89,935	75,495
Professional services	6,001	6,882	19,246	20,527
Total cost of revenues	36,794	32,426	109,181	96,022
Gross profit	113,914	101,842	325,085	286,959
Operating expenses
Sales and marketing	61,576	64,540	186,256	190,567
Research and development	26,722	27,721	80,629	80,871
General and administrative	18,026	31,000	46,854	74,997
Restructuring costs	8,664	—	9,813	—
Total operating expenses	114,988	123,261	323,552	346,435
Income (loss) from operations	(1,074)	(21,419)	1,533	(59,476)
Other income (expense)
Interest income	14,030	4,387	37,237	6,620
Interest expense	(1,489)	(1,482)	(4,414)	(4,386)
Other income, net	12,541	2,905	32,823	2,234
Income (loss) before income taxes	11,467	(18,514)	34,356	(57,242)
Provision for (benefit from) income taxes	(2,005)	474	(451)	(12,852)
Net income (loss)	13,472	(18,988)	34,807	(44,390)
Net income (loss) attributable to redeemable non-controlling interest	194	(344)	599	(468)
Adjustment attributable to redeemable non-controlling interest	1,355	1,375	3,444	(3,227)
Net income (loss) attributable to BlackLine, Inc.	$11,923	$(20,019)	$30,764	$(40,695)
Comparison of Quarters and Nine Months Ended September 30, 2023 and 2022
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$142,054	$126,081	$15,973	13%	$408,361	$360,289	$48,072	13%
Professional services	8,654	8,187	467	6%	25,905	22,692	3,213	14%
Total revenues	$150,708	$134,268	$16,440	12%	$434,266	$382,981	$51,285	13%

	September 30,
	2023	2022
Dollar-based net revenue retention rate	105%	109%
Number of customers	4,368	4,060
Number of users	381,892	354,924

The increase in revenues for the quarter and nine months ended September 30, 2023, compared to the quarter and nine months ended September 30, 2022, was primarily due to a net increase in the number of customers and users. The total number of customers and users at September 30, 2023, increased by 8% and 8%, respectively, as compared to September 30, 2022.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Subscription and support	$30,793	$25,544	$5,249	21%	$89,935	$75,495	$14,440	19%
Professional services	6,001	6,882	(881)	(13)%	19,246	20,527	(1,281)	(6)%
Total cost of revenues	$36,794	$32,426	$4,368	13%	$109,181	$96,022	$13,159	14%
Gross margin	75.6%	75.8%			74.9%	74.9%
The increase in total cost of revenues for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was primarily due to the following:
•$3.2 million increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$1.3 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.4 million increase in depreciation and amortization; partially offset by
•$0.4 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.4 million net decrease in salaries, benefits, and stock-based compensation.
The increase in total cost of revenues for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the following:
•$7.7 million increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$4.3 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.2 million increase in salaries, benefits, and stock-based compensation; and
•$1.1 million increase in depreciation and amortization primarily attributed to developed technology from the FourQ Acquisition; partially offset by
•$0.7 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.6 million decrease in professional fees.
Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$61,576	$64,540	$(2,964)	(5%)	$186,256	$190,567	$(4,311)	(2%)
Percentage of total revenues	40.9%	48.1%			42.9%	49.8%
The decrease in sales and marketing expenses for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was primarily due to the following:
•$5.3 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount;

•$0.6 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.3 million decrease in professional fees; partially offset by
•$2.9 million increase in marketing expenses; and
•$0.8 million increase in travel and entertainment.
The decrease in sales and marketing expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the following:
•$7.8 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount and lower bonuses;
•$1.9 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$1.4 million decrease in professional fees; partially offset by
•$6.4 million increase in marketing expenses; and
•$0.8 million increase in travel and entertainment.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Research and development, gross	$31,399	$32,922	$(1,523)	(5%)	$96,736	$95,607	$1,129	1%
Capitalized internally developed software costs	(4,677)	(5,201)	524	(10%)	(16,107)	(14,736)	(1,371)	9%
Research and development, net	$26,722	$27,721	$(999)	(4%)	$80,629	$80,871	$(242)	—%
Percentage of total revenues	17.7%	20.6%			18.6%	21.1%
The decrease in research and development expenses for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was primarily due to the following:
•$1.3 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.8 million net decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in corporate bonuses, partially offset by an increase in average salaries; partially offset by
•$0.5 million decrease in capitalized software due to significant new and enhanced functionality of our solutions. Collectively, this decrease resulted in an increase in net expenses.
The decrease in research and development expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the following:
•$3.7 million decrease in transaction-related costs related to the FourQ Acquisition;
•$1.4 million decrease in professional fees; and
•$1.4 million increase in capitalized software due to new significant new and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses; partially offset by
•$4.2 million net increase in salaries, benefits, and stock-based compensation driven primarily by an increase in average salaries, partially offset by a decrease in corporate bonuses;
•$1.2 million increase in computer software; and
•$1.1 million increase in depreciation and amortization.

General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$18,026	$31,000	$(12,974)	(42%)	$46,854	$74,997	$(28,143)	(38%)
Percentage of total revenues	12.0%	23.1%			10.8%	19.6%
The decrease in general and administrative expenses for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was primarily due to the following:
•$12.9 million decrease in the fair value of contingent consideration primarily related to a decrease in FourQ contingent consideration in the quarter ended September 30, 2023 (refer to "Note 7 - Fair Value Measurements”); and
•$0.3 million decrease due to net foreign currency gains; partially offset by
•$0.9 million net increase in transaction-related costs, of which there was a $1.1 million increase related to the Data Interconnect Acquisition and a $0.2 million decrease related to the FourQ Acquisition.
The decrease in general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the following:
•$33.5 million decrease in contingent consideration related to the FourQ Acquisition in the nine months ended September 30, 2023, compared to a $14.1 million decrease in contingent consideration, primarily related to the Rimilia Acquisition in the nine months ended September 30, 2022 (refer to "Note 7 - Fair Value Measurements”);
•$3.9 million net decrease in transaction-related costs, of which there was a $5.0 million decrease related to the FourQ Acquisition and a $1.1 million increase related to the Data Interconnect Acquisition;
•$3.3 million decrease due to net foreign currency gains;
•$2.4 million decrease in professional fees; and
•$0.5 million decrease in offices expenses; partially offset by
•$2.8 million increase in salaries, benefits, and stock-based compensation.
Restructuring costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Restructuring costs	$8,664	$—	$8,664	N/M	$9,813	$—	$9,813	N/M
The increase in restructuring costs during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was due to one-time termination benefits related to the fiscal 2023 restructuring for which there were no expenses in the prior periods.
The increase in restructuring costs during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to one-time termination benefits related to the fiscal 2023 and fiscal 2022 restructuring for which there were no expenses in the prior periods. Refer to "Note 9 - Restructuring Costs" for additional information.

Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$14,030	$4,387	$9,643	220%	$37,237	$6,620	$30,617	N/M
The increase in interest income during the quarter and nine months ended September 30, 2023, compared to the quarter and nine months ended September 30, 2022, was primarily due to increased average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest expense	$1,489	$1,482	$7	—%	$4,414	$4,386	$28	1%
Interest expense during the quarter ended and nine months ended September 30, 2023, compared to the quarter and nine months ended September 30, 2022, was essentially flat and consisted of interest expense on our 2024 Notes and 2026 Notes. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our Notes are fixed.
Provision for (benefit from) income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(2,005)	$474	$(2,479)	N/M	$(451)	$(12,852)	$12,401	(96)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the quarter ended September 30, 2023, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended September 30, 2023 and 2022, we recorded $2.0 million income tax benefit and $0.5 million income tax expense, respectively. The income tax benefit for the quarter ended September 30, 2023, compared to the income tax expense for the quarter ended September 30, 2022 resulted primarily from the current quarter’s partial release of $1.7 million of existing valuation allowance as net deferred tax liabilities acquired from DI are a source of taxable income to support recognition of existing BlackLine UK deferred tax assets, along with changes in the mix of profitable jurisdictions.

For the nine months ended September 30, 2023 and 2022, we recorded $0.5 million and $12.9 million in income tax benefit, respectively. The $12.4 million difference resulted primarily from the release of $14.2 million of existing valuation allowance recognized during the nine months ended September 30, 2022 in connection with the FourQ acquisition, along with changes in the mix of profitable jurisdictions, partially offset by the current quarter’s release of $1.7 million of existing valuation allowance in connection with the DI Acquisition.
Liquidity and Capital Resources
At September 30, 2023, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, investment-grade U.S. treasury securities, commercial paper, and U.S. government agency securities. We had $1.4 billion aggregate principal amount of Notes outstanding at September 30, 2023, of which $250 million is expected to become due within the next 12 months. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes - and an initial cap price of $106.76 per share, subject to certain adjustments. As of September 30, 2023, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of September 30, 2023, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of September 30, 2023, we have obligations totaling $21.5 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At September 30, 2023, we have $38.8 million of contractual obligations related to nine commitments, with $22.8 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are obligated to pay $8.0 million of contingent consideration related to our 2013 Acquisition on or before November 15, 2023 since we realized taxable income for the year ended December 31, 2022. In addition, while we are potentially obligated to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 related to our FourQ Acquisition if certain financial performance milestones are met, during the quarter ended September 30, 2023, we reduced FourQ's contingent consideration by $11.1 million to zero. Changes in the fair value of contingent consideration are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.
Unrecognized Tax Liabilities
As of September 30, 2023, while we have liabilities for unrecognized tax benefits of $6.4 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at September 30, 2023 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$441	$—	$33	$296	$112
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$84,444	$30,259
Net cash used in investing activities	$(58,296)	$(378,490)
Net cash provided by (used in) financing activities	$9,399	$(195)
Net Cash Provided By Operating Activities
Our net income (loss) and cash flows from operating activities are significantly influenced by our infrastructure to support anticipated growth. In recent periods, our net loss has generally been significantly greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, change in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, and deferred taxes.
For the nine months ended September 30, 2023, cash provided by operations was $84.4 million, resulting from net non-cash expenses of approximately $47.1 million, net income of $34.8 million, and net cash flows provided as a result of changes in operating assets and liabilities of $2.5 million. The $2.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$20.4 million decrease in accounts receivable due to increased collections;
•$1.4 million decrease in other assets due to lower prepaid commissions; and
•$1.2 million increase in accrued expenses and other current liabilities.
These changes in our operating assets and liabilities were partially offset by the following:
•$9.4 million decrease in accounts payable due to timing of payments;
•$5.2 million decrease in operating lease liabilities;
•$2.6 million decrease in other long-term liabilities primarily related to the FourQ Acquisition;
•$2.2 million increase in prepaid expenses and other current assets; and
•$1.3 million decrease in deferred revenue.
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
•    $4.6 million increase in other long-term liabilities;
•    $2.5 million increase in deferred revenue as a result of the growth of our customer and user bases; and
•    $2.2 million decrease in prepaid expenses and other current assets.

These changes in our operating assets and liabilities were partially offset by the following:
•    $6.4 million increase in other assets due to higher prepaid commissions related to increased sales;
•    $5.3 million decrease in operating lease liabilities;
•    $4.6 million decrease in accounts payable; and
•    $0.6 million decrease in accrued expenses and other current liabilities.
Net Cash Used In Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of, marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the nine months ended September 30, 2023, cash used in investing activities was $58.3 million as a result of the following:
•$26.2 million of purchases of marketable securities, net of proceeds from maturities;
•$16.8 million for capitalized software development costs;
•$11.4 million paid for the DI acquisition, net of cash acquired; and
•$3.9 million in purchases of property and equipment.
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
Net Cash Provided By (Used In) Financing Activities
For the nine months ended September 30, 2023, cash provided by financing activities was $9.4 million primarily as a result of the following:
•$19.0 million of proceeds from exercises of stock options; and
•$5.3 million proceeds from the employee stock purchase plan; partially offset by
•$14.1 million for acquisitions of common stock for tax withholding obligations.
For the nine months ended September 30, 2022, cash used in financing activities was $0.2 million as a result of the following:
•$7.9 million of acquisitions of common stock for tax withholding obligations, partially offset by
•    $4.5 million of proceeds from the employee stock purchase plan; and
•    $3.7 million of proceeds from exercise of stock options.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2023, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We had cash and cash equivalents and marketable securities of $1.2 billion at September 30, 2023. Our cash equivalents and marketable securities consist of highly liquid, investment-grade U.S. treasury securities, commercial paper, and U.S. government agency securities. The carrying amount of our cash equivalents and marketable securities reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $2.9 million or increased by $2.9 million, respectively, our cash balances at September 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The development and use of generative artificial intelligence and machine learning technologies (AI/ML) in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputation harm or liability, or could otherwise adversely affect our business.
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
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain certain types of employees. For example, labor shortages have, at times, created greater competition for engineering talent, and we have had to expend additional resources to respond to attrition and to hire and retain new engineers. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as the workforce reduction initiated in December 2022, and the more recent reduction in force announced as part of a broader restructuring plan in August 2023. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology and the introduction of products by our competitors or others incorporating new technologies, such as AI/ML, the emergence of new industry standards, or changes in customer requirements, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
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

Our increased focus on the development and use of generative artificial intelligence and machine learning technologies in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputation harm or liability, or could otherwise adversely affect our business.
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, in March 2023 we appointed co-Chief Executive Officers, our founder Therese Tucker and former Lead Independent Director Owen Ryan, which is a unique structure for our company, and such structure may not achieve the benefits we intend. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly-qualified personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by labor shortages, higher employee turnover and slower hiring rates associated with hybrid work. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deter any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, due to volatile market conditions, stock price fluctuations or otherwise, it may adversely affect our ability to recruit and retain highly-skilled employees. Further, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, we recently completed the acquisitions of FourQ and Data Interconnect. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
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
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties and incur significant costs assimilating or integrating the businesses, technologies, products, policies, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities, which may lead to additional expenses, impairment charges or write-offs, restructuring charges, or other adverse impacts to our business, results of operations, or financial condition.
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
We have incurred net losses attributable to BlackLine, Inc. in recent periods. We had an accumulated deficit of $238.8 million at September 30, 2023. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2023, we had goodwill and intangible assets with a net book value of $533.3 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP solution-extensions (“SolEx”), for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 28% and 28% of our revenues from sales outside the United States in the nine months ended September 30, 2023 and 2022, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the United States, such as our acquisition of Rimilia Holdings Ltd. or our acquisition of FourQ Systems, Inc. may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and in many other jurisdictions where we offer our products. Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global regulatory landscape relating to privacy, data protection, and cybersecurity has grown increasingly complex and fragmented and is rapidly evolving. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, reputational harm, negative effects on our existing business and on our ability to attract and retain new customers, and increased potential exposure to regulatory enforcement, litigation, and/or financial penalties for non-compliance. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area (“EEA”) to the U.S. This ruling from the CJEU and recent rulings from various EU member state data protection authorities have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the U.S. and certain other countries outside the EEA. Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework ("DPF") was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the "UK DPF Extension"), are available for companies to make use of to legitimize personal data transfers to the U.S. from the EEA and UK. However, the DPF and the UK DPF Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, and other regions, an integral process of our business. Other countries such as Russia, China, and India have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. Further, beginning in 2022, Section 174 of the Code eliminates the right to deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen years, respectively. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15%, which has been adopted by the European Union effective from January 1, 2024. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial results.
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
As of September 30, 2023, we had $250.0 million aggregate principal amount of 2024 Notes outstanding and $1.150 billion aggregate principal amount of 2026 Notes outstanding.

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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of September 30, 2023, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
On September 14, 2023, Mark Woodhams, our Chief Revenue Officer, adopted a "Rule 10b5-1 trading arrangement", as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 25,554 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The number of shares sold under the trading arrangement will be reduced by the number of shares sold to cover applicable withholding taxes. The duration of the trading arrangement is until August 20, 2024 or earlier if all transactions under the trading arrangement have been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BlackLine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Therese Tucker
Therese Tucker
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: November 3, 2023

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: November 3, 2023

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: November 3, 2023