Form 10-K
period 2023-12-31
BLACKLINE, INC.
filed 2024-02-23
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the Nasdaq Global Select Market on such date was $3.034 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 15, 2024, 61,520,108 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2024, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

BLACKLINE, INC.
2023 ANNUAL REPORT ON FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the macroeconomic environment on our business; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II-Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.
Item 1.    Business
Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for midsize and enterprise organizations in all industries globally. Our secure, scalable solutions transform critical processes, including financial close, intercompany accounting, invoice-to-cash, and consolidation. By introducing software that unifies critical data and enables process orchestration and automation, we empower accounting and finance professionals to improve the integrity of their financial reporting, reduce time spent on manual work, accelerate cash flows, and redeploy resources to focus on analysis and business partnership. With the recent acceleration of AI innovation and applications in the broader economy, we expect to further explore and possibly leverage such new and innovative technologies for optimized workflow, efficiencies, and value creation for our customers.
The integrity of an organization’s financial reports are rooted in critical accounting and finance processes that are often manual, inefficient and cumbersome and which may result in accounting errors and restatements, as well as significant deficiencies and material weaknesses. In addition, these manual accounting processes are unsuited for the increasing regulatory complexity and transaction volumes encountered by many businesses today. Traditional enterprise resource planning (“ERP”) systems do not generally provide effective solutions for processes handled outside of an organization’s general ledger, such as balance sheet substantiation, cash application, and intercompany transaction accounting. Many organizations also use multiple ERPs and other financial systems without a platform to efficiently integrate their data and processes. We are offering next-generation cloud-based solutions that address even more challenges for accounting and finance professionals by automating and streamlining accounting and finance operations in a manner that complements and supports traditional ERP systems. We believe our customers benefit from cost savings through improvements in process efficiency, accuracy, and staff productivity, in addition to maximizing cash flows and driving a faster record-to-report process.

Our mission is to inspire, power, and guide digital finance transformation by delivering a platform of solutions for the office of the Chief Financial Officer. Our approach modernizes accounting and finance operations by unifying accounting systems, data, and processes; automating manual, repetitive activities; enhancing transparency and control; and enabling more real-time delivery of critical accounting information. We believe the need for our software has been driven by growing business and information technology complexities, transaction volumes, and expanding regulatory requirements. Our software integrates with, and obtains data from, more than 30 different ERP systems, including SAP, Oracle, Microsoft Dynamics, Sage Intacct, and Jack Henry, as well as many other sources of financial data, such as banks, credit card providers, point-of-sale systems, sub-ledgers, and in-house applications.
BlackLine was founded in 2001. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”) and its subsidiaries.
On September 12, 2023, we acquired Data Interconnect (“DI”), hereinafter referred to as the “DI Acquisition”. DI is a cloud-based invoice-to-cash automation vendor within the electronic invoice presentment and payment (“EIPP”) market. The primary purpose of the DI Acquisition was to complete our existing accounts receivable automation solution by adding EIPP capabilities to our platform. In doing so, we now offer a complete end-to-end invoice-to-cash process within the platform.
On January 26, 2022, we acquired FourQ Systems, Inc. (“FourQ”), which we refer to as the “FourQ Acquisition.” The primary purpose of the FourQ Acquisition was to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes.
On October 2, 2020, we acquired Rimilia Holdings Ltd. (“Rimilia”), which we refer to as the “Rimilia Acquisition”. The primary purpose of the Rimilia Acquisition was to extend our capabilities into an adjacent area, adding accounts receivable automation to financial close automation.
Our cloud-based solutions include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, Smart Close for SAP, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Compliance, Intercompany Create, Intercompany Balance and Resolve, and Intercompany Net and Settle. These solutions are offered to customers as scalable solutions that support critical record-to-report and invoice-to-cash processes.
Our Growth Strategy
Our principal growth strategies include the following:
Continue to Innovate and Expand our Solutions. Our ability to internally develop or make strategic acquisitions of new, market-leading applications and functionalities is integral to our success. We intend to deepen our existing capabilities and extend the functionality and range of our applications to bring new solutions to the office of the CFO.
Enhance our Leadership Position within the Marketplace. We intend to focus on customer expansion, geography, and industry to maintain and grow our leadership position.
•Customer Expansion: We believe we have a leading position in the market with both enterprise and select midsize companies. We intend to leverage our brand recognition, history of innovation, and customer focus to maintain and grow our leadership position with enterprise market businesses. We pursue a land-and-expand sales model and believe there is significant opportunity to increase sales of our solutions within our existing customer base. Our pricing model is designed to allow us to capture additional revenue as our customers’ usage of our platform grows, providing us with an opportunity to increase the lifetime value of our customer relationships.
•Geography: We believe that we have a significant opportunity to expand the use of our cloud-based solutions outside the United States (“U.S.”). We intend to invest in further expanding our global footprint through organic growth activities and strategic acquisitions.
•Industry: We intend to leverage our customer scale to innovate with industry-specific product extensions, specifically for industries where we have large total addressable market opportunities and strong brand permission with customers and partners.
Extend Our Relationships with Partners. We have established strong relationships with technology vendors such as SAP and Microsoft, professional services firms such as Deloitte and Ernst & Young, and business process outsourcers, such as Accenture and GenPact. We intend to deepen our relationships with our current partners, foster a thriving ecosystem of partnerships and partner with resellers who are well versed in the BlackLine suite and select software firms.
ERP Connectivity. We intend to broaden our partnership with SAP through the SAP solution-extension (“SolEx”) program, extend our technology integration capabilities with large ERP players, and maintain connectivity to other ERPs and third-party data sources.
BlackLine Solutions
We provide powerful cloud-based solutions designed to unify, automate, and streamline accounting and finance operations. The key elements of our solutions include:
Comprehensive Platform
We offer integrated suites of applications that deliver a broad range of capabilities to support critical accounting processes such as financial close, intercompany accounting, invoice-to-cash, and consolidation.
The technology underpinning our software includes a comprehensive base of accounting and finance-specific business logic and rules engines.
Integration
We provide simple, secure, and automated tools and integrations to transfer data to and from a range of enterprise-wide processes and systems, including ERPs, as well as many other sources of financial data from in-house applications and third-party providers. In addition, for companies with multiple systems and complex needs, we can connect with any number of general ledger systems simultaneously, resolving many of the issues associated with consolidating data across systems.
Independence
Our solutions are flexible and not dependent on any single operating system. They work with and complement most ERPs and other relevant financial systems our customers may use, enabling agility as organizations evolve and grow, whether organically or inorganically. Our independence from other systems also means we are able to focus on and innovate for the needs of our customers irrespective of updates or changes in our customers’ businesses and other systems. We believe this differentiates our solutions in the industry and reduces risk for customers.
Ease of Use
Our solutions are designed by accounting and finance professionals whose domain expertise and understanding of our customers’ challenges contributes to our software’s ease of use and customer experience. We strive to enable any user to rapidly implement our software to manage their accounting and finance activities, from the simplest to the most sophisticated tasks. Our user interface includes role-based dashboards and reports, provides clear visualization of accounting and finance data, enables user collaboration, and streamlines business processes.
Innovation
Our ability to develop innovative solutions has been a key driver of our success and organic growth. Through a history and culture of thought leadership, we created the next-generation of powerful software solutions that automate and streamline antiquated, manual accounting and finance processes to better meet our customers’ diverse and rapidly changing needs. We continue to focus on providing advanced solutions to other time and labor-intensive accounting and finance challenges.
Key Benefits
Our platform is designed to provide the following benefits to our customers:
Flexibility and scalability
Our solutions are designed for modern business environments and have broad applicability across enterprise and midsize organizations in almost any industry. Our solutions support complex corporate structures, provide integration across core financial systems, manage multiple currencies and languages, and scale to support high transaction volumes.
Embedded controls and workflow
Our solutions are designed for the complex global regulatory environment. Our solutions embed controls within standardized, repeatable, and well-documented workflows, which are designed to result in substantially reduced risk of non-compliance or negative audit findings, greater tolerance for regulatory complexity, and increased confidence in financial reports.
Real-time visibility
We provide users with real-time visibility into the status, progress, and quality of their accounting and finance processes. With configurable dashboards, user-defined reporting, and the ability to drill down to individual reconciliations, journal entries, and other tasks, users can track open activities, identify bottlenecks within a process, or intervene to prevent mistakes.
Automation and efficiency
Our solutions can ingest data from a variety of sources, including ERP systems and other data repositories, and apply powerful automation to financial close, intercompany accounting, invoice-to-cash, and consolidation processes. This streamlines accounting and finance processes, minimizes manual data entry and allows accounting and finance professionals to focus more of their time on value-added activities like analysis and business partnership.
Continuous processing
Our solutions help organizations embed quality control, compliance, and financial integrity into their day-to-day processes rather than rely on the traditional process of validating financial information at the end of each period. Activities such as account reconciliation and variance analysis can be performed in real-time, thus reducing the risk of errors and creating a more agile accounting environment.
Customers
Our customers include multinational corporations, large enterprises, and midsize companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2023, we had 386,814 individual users across 4,398 customers, exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.
Solutions and Services
Our cloud-based solutions for the Office of the Chief Financial Officer are designed to be the primary system of interaction for accounting and finance professionals. Our solutions unify systems and data and work to drive accuracy, collaboration, efficiency, and control. Our solutions enable accounting and finance professionals to execute their work continuously, empowering real-time insights and business partnership. Our solution offerings are comprised of multiple products and capabilities, including financial close, intercompany accounting, and invoice-to-cash. We also provide resources and services for implementation.
Financial Close Management
The collection of processes by which organizations reconcile, consolidate, and report their financial information at the end of each period is referred to as record-to-report. For organizations of any size, the traditional way of closing the books is held together by manual processes and error-prone spreadsheets, increasing risk and threatening the accuracy of financial reporting. Our Financial Close Management solutions allow customers to standardize and automate key steps across the record-to-report process to ensure accuracy, control, and timeliness.
•Account Reconciliations provides a centralized workspace from which users can collaborate to substantiate their balance sheet by completing account reconciliations. Features include standardized templates, workflows for review and approval, linkage to policies and procedures, and integrated storage of supporting documentation. The product automates otherwise manual activities in the substantiation process, significantly reducing time and effort and increasing productivity. It also enhances internal controls by facilitating the appropriate segregation of duties, simplifying reconciliation audits and adding transparency and visibility to the reconciliation process.
•Transaction Matching analyzes and reconciles high volumes of individual transactions from different sources of data based upon user-configured logic. Our rules engine automatically identifies exceptions, errors, missing data, and variances within large data sets. The matching engine processes millions of records per minute, can be used with any type of data, and allows customers to reconcile transactions in real time.
•Task Management enables users to create and manage processes and task lists. The solution provides automatic and recurring task scheduling, includes configurable workflow, and provides a management console for accounting and finance activities. Though most commonly used with the financial close, users can create task lists and projects for hundreds of different use cases ranging from external audits to environmental impact surveys. The solution can be used as a cloud-based, controlled checklist that includes reporting and alerts to drive greater collaboration, accountability, and visibility.
•Financial Reporting Analytics is a modern solution that enables analysis and validation of group level or consolidated financial data with direct, real-time visibility into the local or underlying details. The solution provides a centralized workspace with end-to-end transparency and automates ledger-to-ledger, statutory-to-GAAP, tax-to-GAAP, and system-to-system reconciliation to ensure the completeness and accuracy of consolidated fluctuation results.
•Journal Entry allows users to generate, review, and post manual journal entries. Many postings can be fully automated and calculated based on complex, customer-defined logic or automatically allocated across multiple business units. Validation and approval checkpoints help ensure the integrity of information passed to other financial applications, including hundreds of ERPs and subsystems, in a configurable, standardized format.
•Variance Analysis automatically calculates, identifies, and provides anomalous fluctuations in balance sheet and income statement account balances with “always-on” monitoring. Once an item needing investigation is identified, users are automatically alerted so they can research and determine the source of the fluctuation. Users can then document and sign off on explanations, enabling stronger control.
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
•Smart Close for SAP is a fully embedded, purpose-built solution to streamline and automate the close directly in SAP. Smart Close complements our cloud financial close management solutions to achieve end-to-end automation. Purpose-built automation allows customers to automate task and job scheduling, verify the correctness of closing transactions, and take action, like raising alerts, making corrections, or pushing the closing process to the next step with job scheduling.
Intercompany Financial Management
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty and process inefficiency for the controller organization, frequently causing imbalances that must be resolved. The intricate nature of intercompany transactions often drives accounting operations to process a substantial volume of intercompany charges within the constraints of the fiscal calendar, leaving insufficient time for enhancing the quality of the underlying data. This prevalent operational practice results in heightened stress for accounting and finance professionals, originating from an unproductive and avoidable workload. Often manual, time-consuming, and resource-intensive processes, intercompany transactions can have material impacts on costs if not managed properly. Our intercompany solutions manage the entire intercompany transaction lifecycle within our platform, from the initial creation of a transaction through the settlement. We believe it is the only widely-available, automated end-to-end intercompany solution maintained in a single platform. These solutions include:
•Intercompany Create increases visibility into transaction-level data by originating transactions directly within our software. Intercompany transactions are configured and executed with a simple process that uses billing routes to facilitate the flow of a transaction and the appropriate tax and transfer pricing mark-ups. The application stores permissions and business logic exceptions by entity, service, and transaction type, ensuring that both the seller and the buyer of the intercompany transaction are authorized to conduct business, while billing in a manner that optimizes process efficiency and minimizes tax leakage. Invoices are automatically generated for each respective jurisdiction and e-invoicing capabilities can send intercompany data to country-specific portals.
•Intercompany Balance & Resolve centralizes, streamlines, and automates intercompany reconciliation complexity and dispute management by capturing all intercompany transactions within the virtual subledger and providing resolution actions to reconcile. This feature reduces intercompany reconciliation risk, effort, and last-minute plugs by automatically flagging out-of-balance trading pairs and underlying transactions that create exceptions on a continuous basis. Open intercompany transactions are continuously analyzed to verify offsetting transactions on the respective trading partner books. Exceptions are flagged and users are automatically notified for investigation and resolution. Automated or workflow-based resolution actions and adjustments bring the balance back into line for settlement-ready balances.
•Intercompany Net and Settle enables real-time visibility into open intercompany transactions that integrate with treasury systems to facilitate and streamline netting, settlement, and clearing to optimize working capital. Using bilateral and multilateral netting to reduce the number of transactions that typically incur bank fees, treasury teams can effectively manage the manner that intercompany balances are closed out using cash and non-cash settlement methodologies to effectively manage the cash positions of each entity. Users can filter the information by transaction type, hold type, currency, or business relationship. This feature facilitates the process of netting transactions and helps users make informed, strategic decisions, while managing cash reporting and forecasting.
Invoice-to-Cash
Cash is vital to every business, and invoice-to-cash is central to improving cash flow. Managing invoice-to-cash well means maximizing working capital by collecting cash and minimizing credit losses. This critical process is often highly manual. Our unified suite helps customers collect cash, provide credit, and better understand cash flow.
•Cash Application transforms the order-to-cash cycle by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. BlackLine Cash Application drives an automated and effective end-to-end process from an invoice-to-cash in the bank and fully applied in the subledger. It uses intelligent automation to help customers accurately apply payments to customers’ invoices in an ERP. Embedded machine learning then reduces the manual effort involved in the process and releases working capital for our customers.
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
•Disputes & Deductions Management helps our customers track payment disputes to drive prompt response and resolution. Unresolved disputes lead to uncollected revenue and can threaten profitability. Disputes & Deductions logs, monitors, and analyzes invoice disputes and provides our customers automated workflows to accelerate dispute resolution and protect their customer relationships.
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

•AR Intelligence automatically processes, analyzes, and surfaces critical information, such as sales and payment performance data, customer payment trends, and days sales outstanding. This solution unifies the data across BlackLine’s Invoice-to-Cash suite to provide data typically difficult to obtain in real-time. Customers using this solution gain insights into customer behavior, as well as the ability to measure the impact of extended payment terms to cash collections and cash flow, and understand the predictability of customer payments when building cash flow forecasts.
•Electronic Invoicing & Compliance helps our customers generate, send, and monitor invoices in diverse e-invoice formats through a multitude of delivery channels. Customers can download invoices through secure, branded, customer invoice portals. BlackLine’s Electronic Invoicing & Compliance can provide financial flexibility with the ability to service inbound customer payments through a range of versatile payment channels. BlackLine Invoicing & Compliance allows customers to adapt and adhere to country-specific requirements with evolving e-invoicing regulations across various countries.
Services
Customer service is essential to our customers' success. We offer the following services:
•Professional - With a focus on configuration over customization, our implementation approach favors rapid and efficient deployments led by accounting experts, rather than technical resources. A typical project will focus on mapping our application to a customer’s current or ideal process, coaching them on best practices, and helping organizations become self-sufficient, instead of dependent on additional professional services. For customers that elect to work with a partner or business process outsourcer for implementation services, BlackLine provides partner training and certification, as well as support for partner-led projects.
•Training & Education - We offer a variety of live and web-based training options through BlackLine University. Many customers consume their training through our e-learning environment, while others select both live and e-learning. Courses cover solutions functionality, as well as the underlying concepts and demonstrate the power of our platform like financial close, intercompany accounting, invoice-to-cash, and consolidations.
•Customer Success - Our customer success managers, many of whom are former users, provide customers with best practices and create a success plan for expanded usage of our platform for process optimization. A success plan is central to increased customer value and customer adoption. This approach positively impacts our retention and upsell efforts.
•Transformation - Our transformation team assists with optimization strategies for transformation projects through the BlackLine Optimization Academy where we teach accountants how to optimize their accounting and reporting processes. Customers learn what processes can benefit from optimization and can choose to undertake the optimization process themselves or choose our consulting services or strategic customer advisory services to continue their journey.
•Global Support - From our offices in Australia, Canada, England, Japan, Mexico, the Netherlands, Poland, Romania, and the U.S., we provide tiered customer support, ranging from support provided during business hours to 24/7/365 support. All customers have access to essential support through our support and community portal, included as part of their subscription. In 2023, we rolled out two additional tiers of support that customers can purchase based on their needs.
Sales and Marketing
We sell our solutions through our direct sales force. Our direct sales force leverages our relationships with technology vendors such as SAP and Microsoft, professional services firms such as Deloitte and Ernst & Young and business process outsourcers, such as Accenture and Genpact, to influence and drive customer growth. Since 2018, we have partnered with SAP, incorporating them into the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions, as SolEx, for which we receive a percentage of the revenues. SolEx allows us to provide the highest level integration with SAP ERP solutions. Going forward, we intend to become a more partner-powered organization, harnessing the deep and embedded relationships our partners have with key decision-makers at our customers.
Our marketing efforts are focused on demand generation, establishing and extending our brand proposition, generating product awareness, and cultivating our community of users. We generate demand primarily through word-of-mouth, search engine marketing, campaigns and events, and our network of business process outsourcers, business services organizations and resellers. We leverage online and offline marketing channels on a global basis, organize customer roundtables and user conferences, and release white papers, case studies, blogs, and other resources. We execute co-marketing activities with partners such as SAP, Ernst & Young, and Deloitte. We further extend our brand awareness through sponsorships with leading industry organizations such as the American Institute of Certified Public Accountants, or AICPA, the Institute of Management Accountants, or IMA, the Financial Executives International, or FEI, the Institute of Chartered Accountants in England and Wales, or ICAEW, and the Association of Chartered Certified Accountants, or ACCA.
Competition
The market for accounting and financial software and services is competitive, rapidly evolving and requires a deep understanding of the industry standards, accounting rules, and global financial regulations.
We compete with vendors of financial automation software and with software offered by certain ERP vendors. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
We believe the principal competitive factors in our market include the following:
•depth and breadth of solutions;
•level of customer satisfaction;
•ease of deployment and use of applications;
•ability to integrate with multiple legacy enterprise infrastructures and third-party applications;
•domain expertise on accounting best practices;
•ability to innovate and respond to customer needs rapidly;
•capability for configurability, integration, and scalability of applications;
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
Despite our efforts to preserve and protect our intellectual property and proprietary rights, unauthorized third parties may attempt to copy, reverse engineer, or otherwise obtain portions of our software. Competitors may attempt to develop similar solutions that could compete in the same market as our solutions. Unauthorized disclosure of our confidential information by our employees or third parties could occur. Laws of other jurisdictions may not protect our intellectual property and proprietary rights from unauthorized use or disclosure in the same manner as the U.S. The risk of unauthorized use of our proprietary and intellectual property rights may increase as we continue to expand outside of the U.S.
Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve and overlap with other industry segments.
Human Capital
BlackLine's approximately 1,750 employees worldwide contribute their unique talents, experience, and backgrounds to inspire, power, and guide digital finance transformation. We are committed to driving a culture of inclusion and innovation through our programs designed to attract, develop, retain, and engage exceptional talent aligned with our values of Think, Create, Serve, and Deliver.

Through a focus on diversity, equity and inclusion, health and safety, comprehensive compensation and benefits, employee engagement, and training and development, we strive to cultivate a culture where employees thrive. Our workforce strategy is driven by a continued focus on our employee culture, including how we find, develop, and retain talent. Every BlackLine employee has access to resources designed to help them improve their well-being, understand the value of their work, develop their career, and thrive professionally.
Attract
Our core values of Think, Create, Serve, and Deliver, and our embedded approach to diversity, equity, and inclusion, are the underpinnings of our culture. We embrace the unique value of each person’s life experiences and seek candidates from a wide range of backgrounds and experiences to join our team. In addition, we believe that fostering an equitable and inclusive environment that brings together diverse teams better positions us to unlock innovation. We focus on building an inclusive culture and diverse workforce through a variety of company initiatives, beginning with our hiring practices and our commitment to continually build diversity into our recruiting pipeline. Over the past year, we have expanded our investment and partnerships with underrepresented groups and organizations to increase our reach to diverse candidates.
Develop
We believe that one of the primary reasons candidates join BlackLine is for career development opportunities, and we have several programs and resources to help our employees explore, develop, and achieve their career goals. We invest in our employees’ career growth and provide a wide range of development opportunities, self-directed learning, and support for continuing education through access to professional development and reimbursement programs. BlackLine employees are also offered robust training related to BlackLine products and formal and informal on-the-job training. Career growth and development opportunities are available to all employees, including internal promotions and transfers.
Retain
To retain our workforce, we strive to offer competitive compensation and comprehensive benefits programs. We review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay practices are fair and equitable. Our compensation program is built on a pay-for-performance foundation that is designed to attract, motivate, reward, and retain talented individuals who possess the skills and domain expertise necessary to support our business, contribute to our strategic goals, and create long-term value for our shareholders. We provide employees with competitive compensation packages that include base salary plus a bonus, commission, or incentive plan, access to our employee stock purchase plan, where applicable, and equity awards to encourage performance and retention of our top talent.
Corporate Information
We were incorporated in May 2001. Our principal executive offices are located at 21300 Victory Blvd, 12th Floor, Woodland Hills, California 91367, and our telephone number is (818) 223-9008.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in BlackLine, as fully described below. The principal factors and uncertainties that make investing in BlackLine risky include, among others:
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
•Our increased focus on the development and use of generative artificial intelligence and machine learning technologies (“AI/ML”) in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles, particularly in the current macroeconomic environment. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including market price volatility and macroeconomic trends. Such events can increase levels of political and economic unpredictability globally, which has resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements. Even in the absence of unfavorable macroeconomic trends, changes in the size and mix of IT spend, such as favoring newer technologies like AI/ML at the expense of digital transformation, could negatively impact customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. The global economy has been, and continues to be, adversely affected by concerns of inflation and rising interest rates, adverse business conditions and liquidity concerns, as well as volatility and uncertainty in the banking and financial services sector. These general macroeconomic conditions could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, since the second quarter of 2022, we have observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent unfavorable conditions in the national and global economy persist or worsen, our business could be harmed as current and potential customers may reduce accounting, finance, and technology budgets and spending, or postpone or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations, may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing.
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
The aftermath of Brexit also continues to cause significant political and economic uncertainty in both the UK and the European Union (“EU”). As a result, the level of economic activity generally in this region could be adversely impacted, negatively affecting customer demand for our products and our operating results.
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
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain certain types of employees. For example, labor shortages have, at times, created greater competition for engineering talent, and we have had to expend additional resources to address the retention of such employees. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as the workforce reduction initiated in December 2022, and the more recent reduction in force announced as part of a broader restructuring plan in August 2023. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, malfeasance, ransomware and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, geopolitical events such as the war in Ukraine may create heightened risks of cyber attacks for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, such as Google Cloud Platform, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform and otherwise within our business, which may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used for certain cybersecurity attacks, and may increase their frequency and intensity, resulting in heightened risks of security breaches and incidents.
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
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks, and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies including AI/ML, and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches and incidents introduced through the tools and services we use. We continuously monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent third-party related incidents. However, there can be no assurance that our defensive measures will prevent cyber-attacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.
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
Our increased focus on the development and use of generative artificial intelligence and machine learning technologies in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, in March 2023 we appointed co-Chief Executive Officers, our founder Therese Tucker and former Lead Independent Director Owen Ryan, which is a unique structure for BlackLine, and such structure may not achieve the benefits we intend. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.

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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. For example, we have recently announced an AI-enabled solution that will be integrated into our Intercompany Financial Management solution. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, primarily due to the uncertain macroeconomic environment, we have seen certain new and existing customers halt or decrease investment in work transformation, which has negatively impacted our business. Further deterioration in general economic conditions in the U.S. or worldwide, including as a result of continued uncertainty in the financial markets, increased inflation or interest rates, or uncertainty in the financial services markets associated with bank failures, or geopolitical events such as the war in Ukraine, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Market acceptance of our products may also be affected by customer confusion associated with the introduction of new and emerging technologies by us and our competitors, or changes in technological trends, such as the increase in the use of AI/ML. With the introduction of new technologies, the evolution of our platform and new market entrants, we expect competition to intensify in the future. Increased competition generally could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. For example, we recently completed the acquisition of DI. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distributions or discount pricing.
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

The year ended December 31, 2023 was our first profitable full fiscal year. However, we may not achieve or maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million and $115.2 million for the years ended December 31, 2022, and 2021, respectively. We had an accumulated deficit of $214.8 million at December 31, 2023. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential contract and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our midsize customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable. This could cause variability in our operating results for any particular period.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2023, we had goodwill and intangible assets with a net book value of $528.0 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”) of $177.2 million and $127.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.
Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics to market our solutions to users of their ERP solutions, and professional services firms such as

Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP SolEx, for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. Additionally, while we continue to build relationships with a variety of third party partners, to the extent that our partnership with SAP continues to expand, this partnership may be a deterrent to other potential partners.
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
We rely on Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), Amazon Web Services (“AWS”) and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are currently migrating some of our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Rimilia customers, and we rely on AWS to serve FourQ customers. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to expand our growing network of resellers and to add new resellers, in particular to help grow our midsize business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
Risks Related to Our Legal and Regulatory Environment
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the U.S., and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 28%, 29%, and 28% of our revenues from sales outside the U.S. in the years ended December 31, 2023, 2022, and 2021, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., such as our acquisition of Rimilia Holdings Ltd. or our acquisition of FourQ Systems, Inc. may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), are available for companies to make use of to legitimize personal data transfers to the U.S. from the EEA and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF and UK DPF Extension. However, the DPF and the UK DPF Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, and other regions, an integral process of our business. Other countries such as Russia, China, and India have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), gives California consumers, including employees, certain rights similar to those provided by the GDPR, and also provides for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Furthermore, the U.S. Congress is considering privacy legislation, and the U.S. Federal Trade Commission continues to use its enforcement authority under Section 5 of the FTC Act against companies for privacy and cybersecurity practices alleged to be unfair or deceptive, and may undertake its own privacy rule making exercise.
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
In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may require us, or we may find it advisable, to meet voluntary certifications or adhere to other standards established by them or third parties, such as the SSAE 18, SOC1, and SOC2 audit processes. If we are unable to maintain such certifications, comply with such standards, or meet such customer requests, it could reduce demand for our services and adversely affect our business.
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
The adoption of any laws or regulations adversely affecting the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our products and increase our operating costs. The current legislative and regulatory landscape regarding the regulation of the internet and, in particular, internet neutrality, in the U.S. is subject to uncertainty. The Federal Communications Commission (“FCC”) had previously passed Open Internet rules in February 2015, which generally provided for internet neutrality with respect to fixed and mobile broadband internet service. On December 14, 2017, the FCC voted to repeal Open Internet rules generally providing for internet neutrality with respect to fixed and mobile broadband internet service regulations and return to a “light-touch” regulatory framework known as the “Restoring Internet Freedom Order.” The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed this order. The D.C. Circuit Court of Appeals recently upheld the FCC’s repeal, but ordered the FCC to reconsider certain elements of the repeal; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. In its recent decision on the FCC’s repeal, the D.C. Circuit Court of Appeals also ruled that the FCC does not have the authority to bar states from passing their own net neutrality rules. It is uncertain whether the FCC will argue that some state net neutrality laws are preempted by federal law and challenge such state net neutrality laws on a case-by-case basis. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action. Additional changes in the legislative and regulatory landscape regarding internet neutrality, or otherwise regarding the regulation of the internet, could also harm our business.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. Further, beginning in 2022, Section 174 of the Code eliminates the right to deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen years, respectively. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15%, which has been adopted by the EU, effective as of January 1, 2024. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
•failure of securities analysts to initiate or maintain coverage of BlackLine, changes in financial estimates by any securities analysts who follow BlackLine or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow BlackLine;
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
•any major change in our Board of Directors (the “Board”) or management;
•sales of shares of our common stock by us or our stockholders;
•issuances of shares of our common stock, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes (as defined below);
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
Provisions of our corporate governance documents could make an acquisition of BlackLine more difficult and may impede attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
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
•we have a classified our Board with staggered three-year terms;
•stockholder action by written consent is prohibited;
•any amendment, alteration, rescission or repeal of our amended and restated bylaws or of certain provisions of our amended and restated certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 75% of the voting power of our stock entitled to vote thereon, voting together as a single class outstanding; and
•stockholders are required to comply with advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of BlackLine, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters.
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
As of December 31, 2023, we had $250.0 million aggregate principal amount of our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) outstanding and $1.150 billion aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of December 31, 2023, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as refinancing needs, the need to develop new features or enhance our existing solutions, or to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds, or we may opportunistically decide to raise capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing or refinancing on terms favorable to us, or at all. Recently there has been a tightening of the credit markets and rising interest rates, as well as instability in the financial services sector, which have negatively impacted the capital raising environment. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees or engage outside consultants, which will increase our operating expenses.
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
The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to stockholder lawsuits, litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources, and cause investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
Natural disasters, climate change, and other events beyond our control could harm our business.
Natural disasters, climate change, political instability, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, such as the war in Ukraine, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, floods, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity is a key component of BlackLine’s overall cross-functional approach to risk management. Our cybersecurity risk management practices are integrated into our overall risk management practices, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board through our annual enterprise risk assessment. Our cybersecurity policies and practices are designed with the cybersecurity framework of the National Institute of Standards and Technology and certain other applicable industry standards in mind, and

BlackLine maintains an information security management system, which is certified against certain international standards, such as ISO 27001 and ISO 27017.
Our cybersecurity program includes:
•Vigilance: We maintain a global cybersecurity threat operation that endeavors to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to the business.
•Collaboration: We have established collaboration mechanisms with public and private entities, including intelligence and enforcement agencies, industry groups, and third-party service providers to identify and assess cybersecurity risks.
•Systems Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion detection systems, anti-malware functionality, access controls, and ongoing vulnerability assessments.
•Third-Party Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks with respect to third parties, including third parties who provide solutions we rely upon for our security measures. This includes contractually obligating third-party service providers with access to our systems or processing sensitive data on our behalf to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected security breach that may affect BlackLine.
•Education: Employees outside of our corporate information security organization also have a role in our cybersecurity defenses, which we believe improves our cybersecurity. We provide training upon onboarding, and annually thereafter, for all personnel regarding cybersecurity threats, with additional role-based security training as applicable. We also provide periodic cybersecurity newsletters and updates to all employees, and have a phishing awareness program that includes monthly simulations, and we periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.
•Incident Response Planning: We have established and maintain an incident response plan that addresses our response to suspected cybersecurity incidents and is tested periodically.
•Communication and Coordination: We utilize a cross-functional approach to addressing the risk from cybersecurity threats, involving management personnel from the information security, technology, operations, legal, risk management, internal audit, and other key business functions, as well as members of our Board and the Audit Committee of the Board (the “Audit Committee”) and Technology and Cybersecurity Committee of the Board (the “Technology and Cybersecurity Committee”) regarding cybersecurity threats and incidents.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with our risk management function and Chief Information Security Officer (“CISO”). In February 2024, the Board formed a standing Technology and Cybersecurity Committee, which is comprised of independent members of the Board and assists the Board in fulfilling its oversight responsibilities with respect to risks relating to our information security, data privacy and disaster recovery capabilities.
A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We periodically engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Board, the Audit Committee, and the newly formed Technology and Cybersecurity Committee, and we make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Audit Committee and the Technology and Cybersecurity Committee are responsible for oversight relating to cybersecurity. The Board and the Audit Committee regularly receive (and the newly formed Technology and Cybersecurity Committee will receive) presentations and reports on cybersecurity risks from the CISO, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and cybersecurity considerations arising with respect to our peers and vendors. Our incident response process includes escalation of potentially material cybersecurity incidents to relevant members of our executive management team. The Board, the Audit Committee, and the newly formed Technology and Cybersecurity Committee, are updated as appropriate.

Periodically, the Audit Committee discusses our approach to cybersecurity risk management with our CISO. Our Technology and Cybersecurity Committee will receive regular reports from our CISO as part of its assessment of our cybersecurity threat landscape, and the quality and effectiveness of our information security programs.
Our CISO is the member of our management who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across BlackLine. She has over 15 years of experience as a chief information security officer responsible for enterprise-wide oversight of information security programs. She holds CISSP and CISM certifications, and a BS in Computer Science. She leads a team of information security professionals, and works in coordination with the Chief Information Officer, the Chief Legal and Administrative Officer, the Senior Vice President, Cloud Engineering and Operations, and other members of management.
The CISO, in coordination with the other members of the executive management team, works collaboratively across BlackLine to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. To facilitate the success of such programs, we designate certain employees as security champions throughout BlackLine to respond to cybersecurity incidents in accordance with our incident response plan. Through communications with these employees, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, and reports such incidents to the Board, the Audit Committee, and the Technology and Cybersecurity Committee, when appropriate, as discussed above.
As of the date of this report, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected BlackLine, including its business strategy, results of operations or financial condition. Notwithstanding our investment in cybersecurity, however, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or product security vulnerability that could have a material adverse effect on our business, results of operations, or financial condition.
We are at risk for cybersecurity breaches and incidents, including as a result of third-party action, employee, vendor or contractor error, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, malfeasance, ransomware, and other malicious software, or other factors. If our security controls are breached or circumvented, or unauthorized or inadvertent access to, modification to, or processing of customer, employee, or other confidential data otherwise occurs, our software solutions may be perceived as insecure, or may become unavailable or inaccessible to our end users. As a result, we may lose existing customers or fail to attract new customers, our business may be harmed, and we may incur significant liabilities. These and other risks could affect BlackLine, including our business strategy, results of operations, or financial condition. For more detailed information about these and other cybersecurity risks, please see Part I, Item 1A, “Risk Factors”, including the risk factor entitled “If our security controls are breached or unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.”
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that was extended for five years and now expires in January 2029. We have additional U.S. lease offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2023, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
Holders of Record
At February 15, 2024, there were 3 shareholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our shareholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant.
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
The following graph compares (i) the cumulative total stockholder return on our common stock with (ii) the cumulative total return of the S&P 500 Index and (iii) the cumulative total return of the S&P Software & Services Select Industry Index (SPSISS), all over the period from December 31, 2018 through December 31, 2023, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2018 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2018 of $40.95 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
BlackLine, Inc
S&P 500
S&P Software & Services Select Industry Index

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth in Item 8, “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements, which are based upon current plans, expectations, and beliefs. These statements involve risks and uncertainties. See Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A, “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2023 and fiscal 2022. For the comparison of fiscal 2022 and fiscal 2021, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023.

Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for midsize and enterprise organizations in all industries globally. Our secure, scalable solutions transform critical processes, including financial close, intercompany accounting, invoice-to-cash, and consolidation. By introducing software that unifies critical data and enables process orchestration and automation, we empower accounting and finance professionals to improve the integrity of their financial reporting, reduce time spent on manual work, accelerate cash flows, and redeploy resources to focus on analysis and business partnership.
At December 31, 2023, we had 386,814 individual users across 4,398 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
Our cloud-based solutions include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Consolidation Integrity Manager, Compliance, Smart Close for SAP, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Compliance, Intercompany Create, Intercompany Balance and Resolve, and Intercompany Net and Settle. These solutions are offered to customers as scalable solutions that support critical record-to-report and invoice-to-cash processes.
We derived approximately 94% of our revenue from subscriptions to our cloud-based software platform and approximately 6% from professional services for the year ended December 31, 2023. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2023 and 2022 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. With the exception of our intercompany accounting solutions acquired from the FourQ Acquisition, our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms and business process outsourcers. In particular, our solution integrates with SAP’s ERP solutions, and SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SolEx, for which we receive a percentage of the revenues. We also have an agreement with Google Cloud in which we collaborate with them on joint selling and go-to-market activities and bring enhanced automation solutions for finance and accounting to new and existing customers.
Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of customers to purchase additional user licenses and products from us. We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating customers on the value all our products provide.
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our midsize customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.
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
For the years ended December 31, 2023, 2022, and 2021, we had revenues totaling $590.0 million, $522.9 million, and $425.7 million, respectively. We generated net income attributable to BlackLine, Inc. of $52.8 million and incurred net losses attributable to BlackLine, Inc. of $29.4 million, and $115.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates, an economic downturn in the U.S. or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, has and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Acquisition of Data Interconnect
On September 12, 2023, we completed the DI Acquisition for cash consideration of $11.4 million, which was paid at the closing of the acquisition. The DI Acquisition enhances our existing accounts receivable automation solution capabilities through EIPP. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees related to the transaction, totaled approximately $1.2 million and were expensed as incurred during the year ended December 31, 2023.
BlackLine accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was finalized as of the filing date of this Annual Report on Form 10-K.
Acquisition of FourQ
On January 26, 2022, we completed the FourQ Acquisition and paid with cash consideration of $160.2 million upon closing of the acquisition. In addition, upon certain earnout conditions being met, contingent cash consideration of up to $73.2 million is payable. During the years ended December 31, 2023 and 2022, and due to a revision of estimates, we decreased the fair value of the FourQ contingent consideration and reversed expense of $33.5 million and $22.4 million, respectively. Refer to “Note 16 - Contingent Consideration” for additional information.
With the FourQ Acquisition, we seek to enhance our existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes and further accelerating our larger, long-term plan for transforming and modernizing finance and accounting. This acquisition was not a significant acquisition under Regulation S-X, and the purchase accounting allocation is final.
Restructuring Costs
Fiscal 2023 Restructuring Program
On August 23, 2023, we announced a restructuring plan that is designed to support our growth, scale, and profitability objectives. As part of the restructuring, we reduced our global workforce by approximately 9.0%, or 166 total employee positions. Restructuring costs related to the August 2023 restructuring consisted of one-time termination benefits that were primarily incurred in the third quarter of fiscal 2023. Refer to “Note 12 - Restructuring Costs” for additional information.
We anticipate annual gross cost savings of approximately $28.0 million to be realized from the restructuring plan by year-end 2024. We expect to make selective investments designed to enable growth while balancing our efforts to drive cost efficiency.
Fiscal 2022 Restructuring Program
On December 7, 2022, we announced our decision to commit to a restructuring plan that was designed to focus on key growth priorities. Restructuring costs related to the December 2022 restructuring consisted of one-time termination benefits that were primarily incurred in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023. Refer to “Note 12 - Restructuring Costs” for additional information.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Year Ended December 31,
	2023	2022	2021
Dollar-based net revenue retention rate	106%	107%	109%
Number of customers	4,398	4,188	3,825
Number of users	386,814	366,522	328,389
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2023, our dollar-based net revenue retention rate declined marginally from the year ended December 31, 2022 due to a more moderate pace of acquiring customer accounts. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are seeing an increasing volume of transactions for our non-user based strategic products, such as EIPP, Transaction Matching, Intercompany, and BlackLine Cash Application.
Key Components of our Results of Operations
Revenues
Subscription and support. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2023 and 2022 had an initial term of three years. Fees are based on a number of factors, including the solutions subscribed to by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 94% of our revenues for the year ended December 31, 2023.
Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support, but we no longer develop any new applications or functionality for our legacy on-premise software, and anticipate that this component of our revenues will continue to decline relative to total revenue.

Professional services. We offer our customers implementation and consulting services. With the exception of our intercompany accounting solutions acquired from the FourQ Acquisition, our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered. Professional services revenues composed approximately 6% of our revenues for the year ended December 31, 2023.
For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
Cost of Revenues
Subscription and support cost of revenues. Subscription and support cost of revenues primarily consists of amortization of acquired developed technology costs, salaries, benefits, and stock-based compensation associated with our hosting operations and support personnel, amortization of capitalized internal-use software costs, and data center costs related to hosting our cloud-based software. We also allocate a portion of overhead to subscription and support cost of revenues.
Professional services costs of revenues. Costs associated with providing professional services primarily consist of salaries, benefits and stock-based compensation associated with our implementation personnel. These costs are expensed as incurred when the services are performed. We also allocate a portion of overhead to professional services cost of revenues.
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, transaction-related costs, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets and impairment of cloud computing implementation costs. We defer sales and partner commissions and amortize them over an estimated period of benefit of five years. We expect sales and marketing expenses to increase in 2024 primarily due to investments in strategic initiatives to support sales enablement, product, and partner initiatives.
Research and development. Research and development expenses are comprised primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, and transaction-related costs. Research and development expenses also include third-party contractors and supplies, computer software-related costs and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred. We expect research and development costs to increase in 2024 due to incremental headcount primarily to support our 2024 product roadmap and investments in strategic initiatives, including AI.
General and administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of trade name intangible assets, the change in the fair value of contingent consideration, transaction-related costs, and impairment of cloud computing implementation costs. We expect general and administrative costs to increase in 2024 for strategic initiatives and for investments primarily in corporate IT to support scale and automation activities.
Restructuring costs. Restructuring costs consist of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income. Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.
Interest expense. Interest expense consists primarily of interest expense associated with our Notes issued in August 2019 and March 2021.
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
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. For the year ended December 31, 2023, for both federal and state income taxes, we have recorded a valuation allowance against our deferred tax assets because of our cumulative operating losses since inception, as we believe that the realization of the deferred tax assets is currently not more likely than not. We have also recorded a valuation allowance against certain foreign deferred tax assets.
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

	Year Ended December 31,
	2023	2022

	(in thousands, except percentages)
GAAP gross profit	$443,203	$393,553
GAAP gross margin	75.1%	75.3%
GAAP operating income (loss)	$14,348	$(56,198)
GAAP operating margin	2.4%	(10.7%)
GAAP net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.81	$(0.49)

	Year Ended December 31,
	2023	2022

	(in thousands, except percentages)
Non-GAAP gross profit	$468,559	$414,818
Non-GAAP gross margin	79.4%	79.3%
Non-GAAP operating income	$97,517	$31,998
Non-GAAP operating margin	16.5%	6.1%
Non-GAAP net income attributable to BlackLine, Inc.	$145,195	$46,243
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$1.96	$0.64
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for amortization of acquired developed technology, transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses), and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross profit and non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin. Non-GAAP income (loss) from operations is defined as GAAP income (loss) from operations adjusted for amortization of intangible assets, stock-based compensation, change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, impairment of cloud computing implementation costs and restructuring costs. Non-GAAP operating margin is defined as non-GAAP income from operations divided by GAAP revenues. We believe that presenting non-GAAP income (loss) from operations and non-GAAP operating margin is useful to investors as it eliminates the impact of items that have been impacted by BlackLine’s acquisitions and other related costs in order to allow a direct comparison of income (loss) from operations between all periods presented.
Non-GAAP Net Income (Loss) Attributable to BlackLine and Diluted Non-GAAP Net Income (Loss) Per Share Attributable to BlackLine, Inc. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income

(loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our convertible notes, change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, impairment of cloud computing implementation costs, restructuring costs, and the adjustment to the redeemable non-controlling interest to the redemption amount. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income (loss) between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, and net income (loss), the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, and non-GAAP net income:

	Year Ended December 31,
	2023	2022

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$443,203	$393,553
Amortization of acquired developed technology	12,438	11,315
Stock-based compensation(1)	12,440	8,595
Transaction-related costs	478	1,355
Total non-GAAP gross profit	$468,559	$414,818
Gross margin	75.1%	75.3%
Non-GAAP gross margin	79.4%	79.3%
Non-GAAP Operating Income:
Operating income (loss)	$14,348	$(56,198)
Amortization of intangible assets	20,608	19,731
Stock-based compensation(1)	80,068	75,884
Change in fair value of contingent consideration	(33,549)	(35,130)
Transaction-related costs	5,078	16,831
Legal settlement costs	—	1,709
Impairment of cloud computing implementation costs	—	5,330
Restructuring costs	10,964	3,841
Total non-GAAP operating income	$97,517	$31,998
GAAP operating margin	2.4%	(10.7%)
Non-GAAP operating margin	16.5%	6.1%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)
Benefit from income taxes	(1,196)	(13,634)
Amortization of intangible assets	20,608	19,731
Stock-based compensation(1)	79,588	75,576
Amortization of debt issuance costs	5,535	5,511
Change in fair value of contingent consideration	(33,549)	(35,130)
Transaction-related costs	5,078	16,831
Legal settlement costs	—	1,709
Impairment of cloud computing implementation costs	—	5,330
Restructuring costs	10,964	3,841
Adjustment to redeemable non-controlling interest	5,334	(4,131)
Total non-GAAP net income attributable to BlackLine, Inc.	$145,195	$46,243
(1) Beginning in 2023, includes amortization related to stock-based compensation that was capitalized in capitalized software development costs in previous periods and totaled $2.1 million for the year ended December 31, 2023.

Results of Operations
The following tables set forth selected historical consolidated statements of operations data, which should be read in conjunction with Critical Accounting Estimates, Liquidity and Capital Resources, and Contractual Obligations and Commitments included in this Item 7, as well as Quantitative and Qualitative Disclosures About Market Risk and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.
On August 23, 2023 and December 7, 2022, respectively, we announced our decision to commit to restructuring plans designed to focus on key growth priorities. Refer to “Note 12 - Restructuring Costs” for additional information on these events.
Consolidated statements of operations information was as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Revenues
Subscription and support	$555,516	$491,187
Professional services	34,480	31,751
Total revenues	589,996	522,938
Cost of revenues
Subscription and support	121,308	102,132
Professional services	25,485	27,253
Total cost of revenues	146,793	129,385
Gross profit	443,203	393,553
Operating expenses
Sales and marketing	243,154	256,862
Research and development	103,207	108,893
General and administrative	71,530	80,155
Restructuring costs	10,964	3,841
Total operating expenses	428,855	449,751
Income (loss) from operations	14,348	(56,198)
Other income (expense)
Interest income	52,059	14,637
Interest expense	(5,898)	(5,850)
Other income, net	46,161	8,787
Income (loss) before income taxes	60,509	(47,411)
Provision for (benefit from) income taxes	1,450	(13,520)
Net income (loss)	59,059	(33,891)
Net income (loss) attributable to redeemable non-controlling interest	892	(369)
Adjustment attributable to redeemable non-controlling interest	5,334	(4,131)
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)
Revenues

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Subscription and support	$555,516	$491,187	$64,329	13%
Professional services	34,480	31,751	2,729	9%
Total revenues	$589,996	$522,938	$67,058	13%

	Year Ended December 31,
	2023	2022
Dollar-based net revenue retention rate	106%	107%
Number of customers	4,398	4,188
Number of users	386,814	366,522
The increase in revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a net increase in the number of customers and users. The total number of customers and total number of users increased by 5% and 6%, respectively, during the year ended December 31, 2023.
Cost of revenues

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Subscription and support	$121,308	$102,132	$19,176	19%
Professional services	25,485	27,253	(1,768)	(6)%
Total cost of revenues	$146,793	$129,385	$17,408	13%
Gross margin	75.1%	75.3%
The increase in cost of revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following:
•$10.6 million net increase in computer software-related costs and data center expenses primarily due to higher spend on cloud hosting services related to the migration of new and existing customers to the Google Cloud Platform, as well as an increase in cloud hosting services;
•$5.5 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.4 million increase in depreciation and amortization primarily due to the addition of developed technology from the FourQ Acquisition and DI Acquisition;
•$0.6 million increase in salaries, benefits, and stock-based compensation; and
•$0.4 million increase in travel and entertainment; partially offset by
•$0.9 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.3 million decrease in professional fees.
Sales and marketing

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Sales and marketing	$243,154	$256,862	$(13,708)	(5)%
Percentage of total revenues	41.2%	49.1%
The decrease in sales and marketing expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following:
•$13.6 million decrease in salaries, benefits, and stock-based compensation;
•$3.4 million decrease from impairment of cloud computing implementation costs that were incurred in the prior year comparable period;
•$2.0 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$1.0 million decrease in professional fees; partially offset by
•$5.7 million increase in marketing expenses due to an increase in-person events, as well as costs related to digital marketing, our BeyondTheBlack events, and other user conferences; and
•$1.0 million increase in travel and entertainment due to an increase in-person events.

Research and development

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Research and development, gross	$124,546	$128,514	$(3,968)	(3)%
Capitalized internally developed software costs	(21,339)	(19,621)	(1,718)	9%
Research and development, net	$103,207	$108,893	$(5,686)	(5)%
Percentage of total revenues	17.5%	20.8%
The decrease in research and development expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following:
•$4.9 million decrease in transaction-related costs related to the FourQ Acquisition;
•$1.8 million decrease in professional fees; and
•$1.7 million increase in capitalized software costs due to new significant and enhanced functionality of our solutions, as well as increased capitalized costs due to higher headcount. Collectively, these increases resulted in a decrease in net expenses; partially offset by
•$1.5 million increase in computer software-related costs driven by business growth;
•$1.1 million increase in depreciation and amortization; and
•$0.3 million increase in salaries, benefits, and stock-based compensation.
General and administrative

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$71,530	$80,155	$(8,625)	(11)%
Percentage of total revenues	12.1%	15.3%
The decrease in general and administrative expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the following:
•$3.9 million decrease in transaction-related costs due to the FourQ Acquisition that occurred in the year ended December 31, 2022, partially offset by transaction-related costs incurred primarily for the Data Interconnect Acquisition in the year ended December 31, 2023;
•$3.5 million decrease in professional fees associated with recruiting, legal, outside consultants, and accounting;
•$3.0 million decrease due to net foreign currency gains due to the strengthening of the U.S. Dollar compared to multiple currencies;
•$2.0 million decrease from the impairment of cloud computing implementation costs that were incurred in the prior year comparable period;
•$1.7 million decrease from legal settlement costs that were incurred in the prior year comparable period;
•$0.6 million decrease in depreciation and amortization; and
•$0.4 million decrease in office expenses; partially offset by
•$3.8 million increase in salaries, benefits, and stock-based compensation;
•$1.6 million net increase from the change in fair value of contingent consideration attributed to the following:
◦$33.5 million decrease related to the FourQ Acquisition in the year ended December 31, 2023;
◦$35.1 million decrease due to $22.4 million related to the FourQ Acquisition and $14.4 million related to the Rimilia Acquisition, partially offset by an increase of $1.7 million for the 2013 Acquisition (refer to “Note 16 - Contingent Consideration” for additional information);

•$0.6 million increase in travel and entertainment; and
•$0.5 million increase in computer software-related costs.
Restructuring costs

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Restructuring costs	$10,964	$3,841	$7,123	185%
The increase in restructuring costs during the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to one-time termination benefits related to the fiscal 2023 and fiscal 2022 restructuring programs. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Interest income	$52,059	$14,637	$37,422	NM
The increase in interest income during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increased average interest rates on our investments and cash balances.
Interest expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Interest expense	$5,898	$5,850	$48	1%

Interest expense during the year ended December 31, 2023, compared to the year ended December 31, 2022, was essentially flat and consisted of interest expense on our Notes. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our Notes are fixed.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,450	$(13,520)	$14,970	(111)%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the year ended December 31, 2023, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for domestic and foreign income taxes. For the years ended December 31, 2023 and 2022, we recorded $1.5 million in income tax expense and $13.5 million in income tax benefit, respectively. The increase in income taxes for the year ended December 31, 2023, compared to the year ended December 31, 2022, resulted primarily from the 2022 release of $14.2 million of U.S. valuation allowance associated with acquired FourQ deferred tax liabilities, as compared with the 2023 release of $1.7 million of existing UK valuation allowance associated with acquired net deferred tax liabilities from DI. The increase in 2023 tax expense is also associated with the increase in federal and state income taxes due to 2023 U.S. profitability and changes in the mix of profitable foreign jurisdictions. For the year ended December 31, 2023, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
At December 31, 2023, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies. We had $1.4 billion aggregate principal amount of Notes outstanding at December 31, 2023, of which $250.0 million is due within the next 12 months. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into privately-negotiated capped call transactions (the “2024 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes - and an initial cap price of $106.76 per share, subject to certain adjustments. As of December 31, 2023, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of December 31, 2023, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of December 31, 2023, we have obligations totaling $20.6 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At December 31, 2023, we have $46.4 million of contractual obligations related to nine commitments, with $22.8 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are potentially obligated to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 related to our FourQ Acquisition if certain financial performance milestones are met. During the years ended December 31, 2023 and 2022, and due to a revision of estimates, we decreased the fair value of the FourQ contingent consideration by $33.5 million and $22.4 million, respectively. Decreases in the fair value of contingent consideration are recorded as reversals of expense within general and administrative expenses in the consolidated statements of operations. Refer to “Note 16 - Contingent Consideration” for additional information.
Unrecognized Tax Liabilities
At December 31, 2023, while we have liabilities for unrecognized tax benefits of $7.1 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at December 31, 2023 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$461	$—	$34	$427	$—
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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2023, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Future Capital Requirements
Our future capital requirements will depend on many factors, including our growth rate, strategic relationships and international operations, the timing and extent of spending to support research and development efforts, future merger and acquisition activity, repurchase or refinancing of our existing indebtedness, and the continuing market acceptance of our solutions. From time to time, we have required, and may in the future require or opportunistically raise, additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$126,613	$56,013
Net cash used in investing activities	$(62,483)	$(395,615)
Net cash provided by financing activities	$6,146	$1,436
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, as applicable, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include depreciation and amortization, stock-based compensation, changes in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, accretion of premiums on marketable securities, and deferred taxes.
For the year ended December 31, 2023, cash provided by operating activities was $126.6 million, resulting from net non-cash expenses of $71.9 million and net income of $59.1 million, partially offset by a net cash outflow from changes in operating assets and liabilities of $4.4 million. The $4.4 million net cash outflow from changes in our operating assets and liabilities reflected the following:
•$20.9 million increase in accounts receivable due to increased sales, partially offset by customer payments;
•$7.2 million decrease in operating lease liabilities;

•$6.6 million increase in prepaid expenses and other current assets primarily due to increased insurance and software subscriptions, higher accrued interest, and increased capitalized commissions, partially offset by amortization of prepaid balances and interest received;
•$5.1 million decrease in accounts payable due to timing of payments;
•$2.4 million paid for the 2013 Acquisition contingent consideration in excess of the acquisition date fair value (refer to “Note 16 - Contingent Consideration” for additional information);
•$2.3 million decrease in other long-term liabilities primarily related to the FourQ Acquisition; and
•$0.6 million increase in other assets due to increased prepaid commissions, partially offset by related amortization.
These changes in our operating assets and liabilities were partially offset by a $41.3 million increase in deferred revenue primarily due to customer and user growth and timing of collections.
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
Net Cash Used In Investing Activities
Our investing activities consist primarily of investments in and maturities of marketable securities, capitalized software development costs, acquisitions of business entities, and capital expenditures for property and equipment.
For the year ended December 31, 2023, cash used in investing activities was $62.5 million as a result of the following:
•$23.5 million of purchases of marketable securities, net of proceeds from maturities;
•$21.6 million in capitalized software development costs;
•$11.4 million paid for the DI Acquisition, net of cash acquired; and
•$6.0 million in purchases of property and equipment.
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
Net Cash Provided By Financing Activities
For the year ended December 31, 2023, cash provided by financing activities was $6.1 million primarily as a result of the following:
•$19.8 million of proceeds from exercises of stock options; and

•$8.0 million of proceeds from the employee stock purchase plan.
These changes in our financing activities were partially offset by the following:
•$15.0 million of acquisitions of common stock for tax withholding obligations;
•$5.6 million paid for the 2013 Acquisition contingent consideration (refer to “Note 16 - Contingent Consideration” for additional information); and
•$1.0 million for finance lease payments.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. Backlog represents remaining revenue to be recognized under a non-cancelable contract with customers. At December 31, 2023 and 2022, we had backlog of approximately $842.7 million and $772.9 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Critical Accounting Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the following critical accounting policies and estimates involve a greater degree of judgment or complexity than our other accounting policies and estimates, and are essential to a full understanding and evaluation of our consolidated financial condition and results of operations. Refer to “Note 2 - Summary of Significant Accounting Policies” of the accompanying notes to our consolidated financial statements for additional information.
Deferred Customer Acquisition Costs
We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees (“deferred customer contract acquisition costs”) and our partners (“partner referral fees”) meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life, which involves some level of judgment in terms of the inherent assumptions used. Partner referral fees are deferred and then amortized on a straight-line basis over a period ranging from one year to five years. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Capitalized Software Costs
We account for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles—Goodwill and Other. We capitalize certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. We capitalize certain costs in the development of our SaaS subscription solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include estimated personnel and related expenses for employees as well as costs of third-party contractors who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our SaaS software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years.
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
Contingent consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration were as follows:
•the likelihood that we would realize a tax benefit from the use of net operating losses generated from the stock option exercises concurrent with the 2013 Acquisition;
•the amount and timing of Rimilia ARR in the second year subsequent to the acquisition;
•the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date.
Significant changes in these estimates and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. Due to a revision of estimates related to all contingent consideration payable, we decreased their fair values and reversed expense of $33.5 million and $35.1 million for the years ended December 31, 2023 and 2022, respectively. Refer to “Note 16 - Contingent Consideration” for additional information.
Transaction-related costs incurred by us are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.
Recent Accounting Pronouncements
Refer to “Note 2 - Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements, and our expectation of their impact, if any, on our financial position and results of operations.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash for use in our operations. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates.
In August 2019, we issued $500.0 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a fixed annual interest rate of 0.125%; therefore, we do not have economic interest rate exposure with respect to the 2024 Notes. In March 2021, we issued $1.150 billion aggregate principal amount of the 2026 Notes. The 2026 Notes have a fixed annual interest rate of 0.0%; therefore, we do not have economic interest rate exposure with respect to the 2026 Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $1.2 billion at December 31, 2023. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies.
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
We do not believe our cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $3.9 million or increased by $3.9 million, respectively, our cash balances at December 31, 2023.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible senior notes in 2022.

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

Revenue Recognition – Certain Subscription and Support Revenue

As described in Note 2 to the consolidated financial statements, customers pay subscription and support fees for access to the Company’s software as a service (SaaS) platform. The Company's subscription contracts have initial terms of one year to three years with renewal options. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. The Company’s subscription and support revenue for the year ended December 31, 2023 was $555.5 million, of which a majority pertains to certain of the Company’s subscription and support revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognized on certain of the Company’s subscription and support revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of certain new and recurring subscriptions and the related subscription and support revenue. These procedures also included, among others (i) testing certain subscription and support revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, and cash receipts, and recalculating revenue recognized and the ending deferred revenue balance; (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, subsequent cash receipts, and other source documents to support collectability of outstanding customer invoice balances; and (iii) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2024
We have served as the Company’s auditor since 2014.

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$271,117	$200,968
Marketable securities (amortized cost of $932,850 and $875,456 at December 31, 2023 and December 31, 2022, respectively)	933,355	874,083
Accounts receivable, net of allowances of $5,064 and $2,282 at December 31, 2023 and 2022, respectively	171,608	150,858
Prepaid expenses and other current assets	31,244	23,658
Total current assets	1,407,324	1,249,567
Capitalized software development costs, net	37,828	32,070
Property and equipment, net	14,867	19,811
Intangible assets, net	79,056	90,864
Goodwill	448,965	443,861
Operating lease right-of-use assets	19,173	14,708
Other assets	93,552	92,775
Total assets	$2,100,765	$1,943,656
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,623	$14,964
Accrued expenses and other current liabilities	59,690	58,600
Deferred revenue, current	320,133	279,325
Finance lease liabilities, current	778	989
Operating lease liabilities, current	4,108	5,943
Convertible senior notes, net, current	249,233	—
Contingent consideration, current	—	8,000
Total current liabilities	642,565	367,821

Finance lease liabilities, noncurrent	4	785
Operating lease liabilities, noncurrent	15,738	9,292
Convertible senior notes, net, noncurrent	1,140,608	1,384,306
Contingent consideration, noncurrent	—	33,549
Deferred tax liabilities, net	6,394	5,568
Deferred revenue, noncurrent	904	343
Other long-term liabilities	3,608	6,229
Total liabilities	1,809,821	1,807,893
Commitments and contingencies (Note 17)
Redeemable non-controlling interest (Note 4)	30,063	23,895
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,515,105 and 60,016,824 issued and outstanding at December 31, 2023 and 2022, respectively	615	600
Additional paid-in capital	474,863	385,709
Accumulated other comprehensive income (loss)	205	(1,472)
Accumulated deficit	(214,802)	(272,969)
Total stockholders' equity	260,881	111,868
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$2,100,765	$1,943,656
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Subscription and support	$555,516	$491,187	$398,633
Professional services	34,480	31,751	27,073
Total revenues	589,996	522,938	425,706
Cost of revenues
Subscription and support	121,308	102,132	71,979
Professional services	25,485	27,253	25,892
Total cost of revenues	146,793	129,385	97,871
Gross profit	443,203	393,553	327,835
Operating expenses
Sales and marketing	243,154	256,862	202,620
Research and development	103,207	108,893	77,322
General and administrative	71,530	80,155	86,507
Restructuring costs	10,964	3,841	—
Total operating expenses	428,855	449,751	366,449
Income (loss) from operations	14,348	(56,198)	(38,614)
Other income (expense)
Interest income	52,059	14,637	700
Interest expense	(5,898)	(5,850)	(62,945)
Other income (expense), net	46,161	8,787	(62,245)
Income (loss) before income taxes	60,509	(47,411)	(100,859)
Provision for (benefit from) income taxes	1,450	(13,520)	135
Net income (loss)	59,059	(33,891)	(100,994)
Net income (loss) attributable to redeemable non-controlling interest (Note 4)	892	(369)	(910)
Adjustment attributable to redeemable non-controlling interest (Note 4)	5,334	(4,131)	15,077
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)	$(115,161)
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.87	$(0.49)	$(1.97)
Shares used to calculate basic net income (loss) per share	60,849	59,539	58,351
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.81	$(0.49)	$(1.97)
Shares used to calculate diluted net income (loss) per share	72,045	59,539	58,351
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$59,059	$(33,891)	$(100,994)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax of $123, $0, and $0, for the years ended December 31, 2023, 2022 and 2021, respectively	1,755	(1,450)	88
Foreign currency translation	(136)	(624)	(312)
Other comprehensive income (loss)	1,619	(2,074)	(224)
Comprehensive income (loss)	60,678	(35,965)	(101,218)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	892	(369)	(910)
Foreign currency translation attributable to redeemable non-controlling interest	(58)	(304)	(146)
Comprehensive income (loss) attributable to redeemable non-controlling interest	834	(673)	(1,056)
Comprehensive income (loss) attributable to BlackLine, Inc.	$59,844	$(35,292)	$(100,162)
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	57,682	$577	$622,768	$376	$(201,651)	$422,070
Stock option exercises	415	5	11,416	—	—	11,421
Vesting of restricted stock units	780	7	—	—	—	7
Issuance of common stock through employee stock purchase plan	107	1	9,019	—	—	9,020
Acquisition of common stock for tax withholding obligations	—	—	(17,007)	—	—	(17,007)
Stock-based compensation	—	—	67,595	—	—	67,595
Other comprehensive loss	—	—	—	(78)	—	(78)
Equity component of partial repurchase of 2024 convertible senior notes	—	—	(219,284)	—	—	(219,284)
Equity component of the 2026 convertible senior notes, net of issuance costs and tax	—	—	268,803	—	—	268,803
Purchase of capped calls	—	—	(102,350)	—	—	(102,350)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(15,077)	—	(100,084)	(115,161)
Balance at December 31, 2021	58,984	590	625,883	298	(301,735)	325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	246	2	4,679	—	—	4,681
Vesting of restricted stock units	634	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	153	2	6,994	—	—	6,996
Acquisition of common stock for tax withholding obligations	—	—	(9,544)	—	—	(9,544)
Stock-based compensation	—	—	77,984	—	—	77,984
Other comprehensive loss	—	—	—	(1,770)	—	(1,770)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,131	—	(33,522)	(29,391)
Balance at December 31, 2022	60,017	600	385,709	(1,472)	(272,969)	111,868
Stock option exercises	583	7	19,749	—	—	19,756
Vesting of restricted stock units	738	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	177	2	8,008	—	—	8,010
Acquisition of common stock for tax withholding obligations	—	—	(15,029)	—	—	(15,029)
Stock-based compensation	—	—	81,760	—	—	81,760
Other comprehensive income	—	—	—	1,677	—	1,677
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,334)	—	58,167	52,833
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)	$(115,161)
Net income (loss) and adjustment attributable to redeemable non-controlling interest (Note 4)	6,226	(4,500)	14,167
Net income (loss)	59,059	(33,891)	(100,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,099	42,816	27,128
Change in fair value of contingent consideration	(33,549)	(35,130)	(2,758)
Amortization of debt issuance costs	5,535	5,511	55,538
Loss on extinguishment of convertible senior notes	—	—	7,012
Stock-based compensation	77,970	75,884	65,870
Noncash lease expense	6,453	5,593	4,513
(Accretion) amortization of purchase discounts on marketable securities, net	(33,884)	(8,874)	6
Net foreign currency (gains) losses	853	(1,470)	112
Deferred income taxes	(1,525)	(14,404)	(817)
Provision for (benefit from) credit losses	(18)	115	(100)
Impairment of cloud computing implementation costs	—	5,330	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(20,855)	(23,033)	(14,255)
Prepaid expenses and other current assets	(6,599)	1,059	(3,956)
Other assets	(595)	(10,112)	(22,505)
Accounts payable	(5,104)	4,376	3,997
Accrued expenses and other current liabilities	(924)	5,893	14,876
Deferred revenue	41,271	36,646	51,579
Contingent consideration paid in excess of original estimates	(2,393)	—	—
Operating lease liabilities	(7,171)	(6,949)	(5,153)
Lease incentive receipts	240	812	—
Other long-term liabilities	(2,250)	5,841	—
Net cash provided by operating activities	126,613	56,013	80,093
Cash flows from investing activities
Purchases of marketable securities	(1,343,331)	(1,599,945)	(1,180,885)
Proceeds from maturities of marketable securities	1,319,821	1,392,250	697,209
Capitalized software development costs	(21,644)	(19,208)	(14,536)
Purchases of property and equipment	(5,953)	(10,974)	(8,729)
Acquisition, net of cash acquired	(11,376)	(157,738)	—
Net cash used in investing activities	(62,483)	(395,615)	(506,941)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	—	2,171
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,128,794
Partial repurchase of convertible senior notes	—	—	(432,230)
Purchase of capped calls related to convertible senior notes	—	—	(102,350)
Principal payments under finance lease obligations	(990)	(619)	(37)
Proceeds from exercises of stock options	19,762	4,687	11,428
Proceeds from employee stock purchase plan	8,010	6,996	9,020
Acquisition of common stock for tax withholding obligations	(15,029)	(9,544)	(17,007)
Financed purchases of property and equipment	—	(84)	(549)
Payment of contingent consideration for the 2013 Acquisition	(5,607)	—	—
Net cash provided by financing activities	6,146	1,436	599,240
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(120)	(618)	(314)
Net increase (decrease) in cash, cash equivalents, and restricted cash	70,156	(338,784)	172,078
Cash, cash equivalents, and restricted cash, beginning of period	201,207	539,991	367,913
Cash, cash equivalents, and restricted cash, end of period	$271,363	$201,207	$539,991
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$271,117	$200,968	$539,739
Restricted cash included within other assets at end of period	246	239	252
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$271,363	$201,207	$539,991
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$313	$313	$506
Cash paid for income taxes	$3,097	$1,123	$890
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$—	$262,130	$—
Estimated fair value of contingent consideration	$—	$55,947	$—
Stock-based compensation capitalized for software development	$3,481	$2,379	$1,849
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,510	$1,816	$1,276
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$60	$847	$816
Leased assets obtained in exchange for new financing lease liabilities	$—	$1,223	$1,231
Leased assets obtained in exchange for new operating lease liabilities	$10,438	$3,866	$12,066
Leasehold improvements paid directly by landlord	$271	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered primarily as Software as a Service (“SaaS”). The Company’s solutions enable its customers to address various aspects of their critical processes, including financial close, intercompany accounting, invoice-to-cash, and consolidation.
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
On September 12, 2023, the Company acquired Data Interconnect (“DI”), hereinafter referred to as the “DI Acquisition”. DI is a cloud-based Invoice-to-Cash automation vendor within the electronic invoice presentment and payment (“EIPP”) market. The primary purpose of the DI Acquisition was to enhance the Company's existing accounts receivable automation solution by adding EIPP capabilities. This acquisition was not a significant acquisition under Regulation S-X.
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
Note 2 – Summary of Significant Accounting Policies
Principles of consolidation and basis of presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of the convertible senior notes (the “Notes”) issued in August 2019 and March 2021, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at December 31, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the year ended December 31, 2023, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Segments
Management has determined that the Company has one operating segment. Together, our Chief Executive Officers are the chief operating decision maker and review the financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance.
Concentration of credit risk and significant customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents, investments in marketable securities and accounts receivable.
The Company maintains the majority of its cash balances with one major commercial bank in interest-bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits. The Company invests its excess cash in money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies with two major investment banks. To date, the Company has not experienced any impairment losses on its investments.
For the years ended December 31, 2023, 2022, and 2021, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2023 or 2022.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in other assets and prepaid expenses and other current assets was $0.2 million and $0.2 million of restricted cash at December 31, 2023 and 2022, respectively. The cash was required to be restricted for use by the Company’s office leaseholder to collateralize a standby letter of credit.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the year ended December 31, 2023. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
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
Leases
The Company has leases for office space, equipment, and data centers. The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in property and equipment, operating lease right-of-use (“ROU”) assets, finance lease liabilities, and operating lease liabilities on the Company’s consolidated balance sheets.
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
Capitalized internal-use software costs
The Company capitalizes certain costs in the development of its SaaS subscription solution when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s SaaS software solutions are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.
During the years ended December 31, 2023, 2022, and 2021, the Company amortized $19.1 million, $13.6 million, and $9.0 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2023 and 2022, the accumulated amortization of capitalized internal-use software development costs was $60.6 million and $41.6 million, respectively.
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
Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows for the asset group are less than its net book value, an impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2023, 2022, and 2021, we recognized charges for the impairment of cloud computing implementation costs of zero, $5.3 million, and zero, respectively.
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
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2023 and 2022, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
Redeemable non-controlling interest
The Company's Japanese subsidiary (“BlackLine K.K.”) is not wholly owned. The agreements with the minority investors of BlackLine K.K. contain redemption features whereby the interest held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the seventh anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenue of BlackLine K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented on the consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Convertible senior notes
The Company accounts for the issued Notes as a liability at face value less unamortized debt issuance costs. The debt issuance costs are being amortized to expense over the respective term of the Notes. To the extent that the Company receives conversion requests prior to the maturity of the Notes, upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes, which requires significant judgment.
Restructuring costs
The Company records a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely, and employees who are impacted have been notified of the pending involuntary termination.
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
At December 31, 2023 and 2022, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
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
Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2023, 2022, and 2021, we recognized charges for the impairment of cloud computing implementation costs of zero, $5.3 million, and zero, respectively.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to performance obligations in the contract; and
•Recognition of revenue when, or as, performance obligations are satisfied.
The Company recognizes revenue net of any applicable value added or sales tax.
Subscription and support revenue – Customers pay subscription and support fees for access to the Company’s SaaS platform. Our subscription contracts have initial terms of one year to three years with renewal options. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
Subscription and support revenue also includes software and related maintenance and support fees on perpetual licenses. Revenues from perpetual licenses are recognized immediately at the time the Company provides the customer with a right to use the software as it exists when made available to the customer. Customers may have purchased perpetual licenses or term-based licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
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

Contracts with Multiple Performance Obligations – The Company’s contracts with customers often contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together, as well as the determination of SSP for each distinct performance obligation, may require significant judgment. The Company typically has more than one SSP for its SaaS solutions and professional services. Additionally, management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Therefore, the Company determines the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including the Company’s overall pricing objectives, geography, customer size, number of users, and discounting practices. The Company uses historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. The Company uses the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.
Contract balances – Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing, and deferred revenue when revenue is recognized subsequent to invoicing. The Company generally invoices customers annually at the beginning of each annual contract period.
Deferred revenue is comprised mainly of billings in advance of revenue being recognized related to the Company’s subscription and support services and professional services arrangements.
Changes in deferred revenue for the years ended December 31, 2023, 2022, and 2021 were primarily due to additional billings in the periods, partially offset by revenue recognized of $274.3 million, $239.9 million, and $189.6 million, respectively, that was previously included in the deferred revenue balance at December 31, 2022, 2021, and 2020, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $842.7 million at December 31, 2023, of which the Company expects to recognize approximately 57.3% over the next 12 months and the remainder thereafter.
Fees are generally due and payable within 30 days. None of the Company’s contracts include a significant financing component.
Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees (“deferred customer contract acquisition costs”) and its partners (“partner referral fees”) meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. The Company enters into partnership arrangements where partner referral fees are paid either on the initial contract or on both the initial contract and renewal of the contract. The Company assesses whether the renewal fee is commensurate with the initial fee. When the renewal fee is commensurate with the initial fee, the Company amortizes the deferred costs over the initial year of the contract. Otherwise, the initial fee is amortized over five years. Deferred customer acquisition costs and partner referral fees are included within other assets on the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $34.1 million, $29.7 million, and $22.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets, transaction-related costs, and impairment of cloud computing implementation costs. Advertising costs are expensed as incurred and totaled $11.8 million, $9.5 million, and $9.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.
Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	N/A	N/A	6.0
Expected volatility	N/A	N/A	47.0%
Risk free interest rate	N/A	N/A	1.0%
Expected dividend yield	N/A	N/A	—
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
Net income (loss) per share
Basic net income per share is calculated by dividing net income attributable to BlackLine, Inc. by the weighted average number of shares of common stock outstanding.
For periods where the Company reports net income, the Company will calculate diluted net income per share attributable to BlackLine, Inc. by adjusting the denominator for potentially dilutive common shares, which are based on the weighted average number of shares of common stock underlying stock options and unvested stock awards using the treasury stock method, as well as for the potential impact of our Notes using the treasury stock method or the if-converted method, as applicable. Under the if-converted method, the numerator is adjusted by adding back interest expense, net of any tax impact.
For periods where the Company reports net losses, the Company will calculate diluted net loss per share attributable to BlackLine, Inc. by excluding from the denominator potentially dilutive common shares, which are based on the weighted average number of shares of common stock underlying stock options and unvested stock awards, as well as the potential impact of our Notes, as they are antidilutive. For these periods, basic net loss per share attributable to BlackLine, Inc. is equivalent to diluted net loss per share attributable to BlackLine, Inc.
Foreign currency
The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction gains totaled $0.6 million for the year ended December 31, 2023 and foreign currency transaction losses totaled $1.9 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.

Recently-adopted accounting pronouncements
There were no recently adopted accounting pronouncements during the year ended December 31, 2023.
Recently-issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. For public business entities, it is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, it is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
Note 3 – Revenues
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$422,192	$373,423	$304,603
International	167,804	149,515	121,103
	$589,996	$522,938	$425,706
No countries outside the U.S. represented 10% or more of total revenues.
Note 4 – Redeemable Non-Controlling Interest
In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC (the “Investors”) to engage in the investment, organization, management, and operation of BlackLine K.K. that is focused on the sale of the Company's products in Japan. In October 2018, the Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. In November 2021, the Company made a further investment in BlackLine K.K. of $2.3 million that, including additional investments in BlackLine K.K. of $2.2 million by existing third-party investors in November 2021, maintained the Company's majority ownership of 51%. As the Company continues to control a majority stake in BlackLine K.K., the entity has been consolidated.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company, and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in capital.

Activity in the redeemable non-controlling interest was as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of period	$23,895	$28,699	$12,524
Investment by redeemable non-controlling interest	—	—	2,171
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	892	(369)	(910)
Foreign currency translation	(58)	(304)	(163)
Adjustment to redeemable non-controlling interest	5,334	(4,131)	15,077
Balance at end of period	$30,063	$23,895	$28,699
Note 5 – Business Combinations
Acquisition of Data Interconnect
On September 12, 2023, the Company completed the DI Acquisition for cash consideration of $11.4 million, which was paid at the closing of the acquisition. The DI Acquisition enhances the Company's existing accounts receivable automation solution capabilities through EIPP. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees related to the transaction, incurred by the Company totaling approximately $1.2 million were expensed as incurred during the year ended December 31, 2023.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was finalized as of the filing date of this Annual Report on Form 10-K.
The purchase consideration and major classes of assets and liabilities to which the Company allocated the total fair value of purchase consideration of $11.4 million were as follows (in thousands):

Cash consideration	$11,394
Post-acquisition working capital adjustment	9
Total cash purchase consideration	$11,403

Cash and cash equivalents	$27
Accounts receivable, net	916
Prepaid expenses and other current assets	893
Property and equipment, net	49
Intangible assets, net	8,800
Goodwill	5,104
Operating lease right-of-use assets	402
Other assets	58
Accounts payable	(665)
Accrued expenses and other current liabilities	(1,570)
Deferred revenue, current	(98)
Operating lease liabilities	(402)
Deferred tax liabilities, net	(2,111)
Total consideration	$11,403
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
The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date and have not been presented separately using pro forma revenues and results of operations as its impact is not material to the Company’s consolidated financial statements for the periods presented.
FourQ Systems, Inc.
On January 26, 2022, the Company completed the FourQ Acquisition for cash consideration of $160.2 million payable at the closing of the acquisition. In addition, contingent cash consideration of up to $73.2 million is payable upon certain earnout conditions being met. The FourQ Acquisition enhances the Company's existing intercompany accounting automation capabilities by driving end-to-end automation of traditionally manual intercompany accounting processes. The Company incurred transaction-related costs, which include, but are not limited to, fees for accounting, legal, and advisory services of $3.4 million during the year ended December 31, 2022. The transaction-related costs were expensed as incurred.
The contingent consideration was classified as a liability and included in contingent consideration on the accompanying consolidated balance sheet. It is remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earnout based on the likelihood of reaching firm-specific targets. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of new and incremental combined intercompany bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. At January 26, 2022, the fair value of the contingent consideration liability was $55.9 million. See “Note 16 - Contingent Consideration” for additional information regarding the valuation of the contingent consideration at December 31, 2023.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date.

The purchase consideration and major classes of assets and liabilities to which the Company allocated the total fair value of purchase consideration of $214.2 million are considered final. The following table presents the final allocation of the purchase price (in thousands):

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

Note 6 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(66,900)	70,468
Customer relationships	26,779	(19,342)	7,437
Defensive patent	2,333	(1,182)	1,151
	$182,457	$(103,401)	$79,056

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(14,913)	$1,064
Developed technology	129,258	(54,462)	74,796
Customer relationships	26,089	(12,552)	13,537
Defensive patent	2,333	(866)	1,467
	$173,657	$(82,793)	$90,864
Amortization expense is included in the following functional statements of operations expense categories. Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$12,438	$11,315	$2,685
Sales and marketing	6,791	6,505	5,883
General and administrative	1,379	1,911	1,911
	$20,608	$19,731	$10,479
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2023 (in thousands):

2024	$19,872
2025	14,011
2026	13,597
2027	13,075
2028	12,412
Thereafter	6,089
$79,056
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2021	$289,710
Additions from acquisitions	154,151
Balance at December 31, 2022	443,861
Additions from acquisitions	5,104
Balance at December 31, 2023	$448,965
Note 7 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$523,344	$737	$(107)	$523,974
Commercial paper	241,428	1	—	241,429
U.S. government agencies	168,078	2	(128)	167,952
	$932,850	$740	$(235)	$933,355

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$418,941	$9	$(1,047)	$417,903
Corporate bonds	64,597	3	(296)	64,304
Commercial paper	278,406	—	—	278,406
U.S. government agencies	113,512	40	(82)	113,470
	$875,456	$52	$(1,425)	$874,083
The Company’s marketable securities as of December 31, 2023, have a contractual maturity of less than two years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$906,556	$907,107
Maturing between 1 and 2 years	26,294	26,248
	$932,850	$933,355
Refer to “Note 8 - Fair Value Measurements” for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings and included in interest income in the accompanying consolidated statements of operations, were $33.9 million for the year ended December 31, 2023, $8.9 million for the year ended December 31, 2022, and immaterial for the year ended December 31, 2021.
Net gains and losses are determined using the specific identification method. During the years ended December 31, 2023, 2022, and 2021, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $286.6 million and $521.8 million, and unrealized losses of $0.2 million and $1.4 million at December 31, 2023 and 2022, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at December 31, 2023 and 2022, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of December 31, 2023 or 2022.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying consolidated balance sheets and totaled $89.9 million and $89.1 million at December 31, 2023 and 2022, respectively.
Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. During the years ended

December 31, 2023 and 2022, charges for the impairment of cloud computing implementation costs were zero and $5.3 million, respectively. The impairment charges were determined based on actual costs incurred.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2023	2022
Accrued salaries and employee benefits	$33,344	$39,043
Accrued income and other taxes payable	9,408	9,415
Accrued restructuring costs	1,569	1,737
Other accrued expenses and current liabilities	15,369	8,405
	$59,690	$58,600
Note 8 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$148,298	$—	$—	$148,298
Commercial paper	—	38,926	—	38,926
U.S. government agencies	—	19,987	—	19,987
Marketable securities
U.S. treasury securities	523,974	—	—	523,974
Commercial paper	—	241,429	—	241,429
U.S. government agencies	—	167,952	—	167,952
Total assets	$672,272	$468,294	$—	$1,140,566
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$101,919	$—	$—	$101,919
Commercial paper	—	59,405	—	59,405
Marketable securities
U.S. treasury securities	417,903	—	—	417,903
Corporate bonds	—	64,301	—	64,301
Commercial paper	—	278,406	—	278,406
U.S. government agencies	—	113,471	—	113,471
Total assets	$519,822	$515,583	$—	$1,035,405
Liabilities
Contingent consideration	$8,000	$—	$33,549	$41,549
Total liabilities	$8,000	$—	$33,549	$41,549

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning fair value	$41,549	$20,732	$23,490
Additions in the period	—	55,947	—
Payments in the period	(8,000)	—	—
Change in fair value	(33,549)	(35,130)	(2,758)
Ending fair value	$—	$41,549	$20,732
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
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. During the years ended December 31, 2023 and 2022, and due to a revision of estimates, the Company decreased the fair value of the FourQ contingent consideration by $33.5 million and $22.4 million, respectively. At December 31, 2023, the related liability for the FourQ Acquisition was zero.
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company is obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration payable of $8.0 million was fully paid in the quarter ended December 31, 2023, which reduced the liability balance for the 2013 Acquisition to zero.
Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the consolidated statements of operations.
Note 9 – Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computers and equipment	$22,396	$22,324
Purchased software	14,007	12,519
Furniture and fixtures	4,197	4,051
Leasehold improvements	16,198	14,943
Data center equipment - finance lease	1,231	1,231
Building - finance lease	1,219	1,219
Construction in progress	—	121
Property and equipment, gross	59,248	56,408
Less: accumulated depreciation and amortization	(44,381)	(36,597)
Property and equipment, net	$14,867	$19,811
Depreciation and amortization expense related to property and equipment was $10.4 million, $9.5 million, and $7.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 10 – Leases
The Company has entered into various operating and finance lease agreements for office space and data centers. As of December 31, 2023, the Company had 18 leased properties with remaining lease terms of less than one year to eleven years, some of which include options to extend the leases up to nine years, and some of which include options to terminate the leases within one year.
The components of the lease expense recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of assets	$1,020	$652	$46
Interest on lease liabilities	45	44	3
Operating lease cost	6,663	5,767	4,792
Short-term lease cost	378	388	336
Variable cost	1,237	1,190	741
Total lease cost	$9,343	$8,041	$5,918
Cash flow and other information related to leases was as follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$1,036	$662	$15
Operating cash flows from operating lease liabilities	$7,467	$5,338	$5,390

Weighted average remaining lease term at end of period (in years):
Finance leases	0.8	1.7	2.9
Operating leases	4.2	3.9	4.3

Weighted average discount rate:
Finance leases	3.5%	3.7%	2.2%
Operating leases	5.7%	2.8%	2.3%
Maturities of lease liabilities at December 31, 2023, for each of the five succeeding fiscal years and thereafter, were (in thousands):

	Finance Leases	Operating Leases
2024	$787	$4,676
2025	4	5,825
2026	—	5,010
2027	—	3,639
2028	—	2,836
Thereafter	—	1,073
Total lease payments	791	23,059
Less imputed interest	(9)	(3,213)
Total lease obligations	$782	$19,846
Refer to “Note 9 - Property and Equipment” for additional information on finance leases.
Note 11 – Convertible Senior Notes
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
Interest on the 2024 Notes is payable semi-annually in cash at a rate of 0.125% per annum on February 1 and August 1 of each year, beginning on February 1, 2020. The 2024 Notes will mature on August 1, 2024, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
Prior to the close of business on the business day immediately preceding May 1, 2024, the 2024 Notes will be convertible only under the following circumstances:
(1)    during any calendar quarter commencing after the calendar quarter ending on December 31, 2020, and only during such calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day;
(2)    during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
(3)    if the Company calls any or all of the 2024 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)    upon the occurrence of specified corporate events set forth in the Indenture.
On or after May 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes, holders of the 2024 Notes, at their option, may convert all or any portion of their 2024 Notes regardless of the foregoing conditions.
The 2024 Notes have an initial conversion rate of 13.6244 shares of common stock per $1,000 principal amount of 2024 Notes, equivalent to an initial conversion price of approximately $73.40 per share of common stock. The conversion rate is subject to adjustment for certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
If the Company undergoes a fundamental change, as described in the Indenture, prior to the maturity date of the 2024 Notes, holders of the 2024 Notes may require the Company to repurchase all or a portion of the 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture contains customary events of default with respect to the 2024 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2024 Notes shall, declare all principal and accrued and unpaid interest, if any, of the 2024 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of, and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.
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

In connection with the adoption of ASU 2020-06, the Company reclassified the remaining balance of the conversion feature of $55.6 million from additional paid-in capital to convertible debt for $31.1 million and retained earnings for $24.5 million. Accordingly, the Company no longer carries an equity component of the Notes, and no longer incurs non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.
The 2024 Notes consisted of the following (in thousands):

	December 31,
	2023	2022
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(767)	(2,069)
Net carrying amount(1)	$249,233	$247,931
(1) Net carrying amount as of December 31, 2023 presented within total current liabilities on the consolidated balance sheet.
The effective interest rate of the 2024 Notes, excluding the conversion option, remained unchanged at 0.65% for December 31, 2023 and 2022.
The Company carries the 2024 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at December 31, 2023 was approximately $255.9 million, which represents a Level 2 valuation.
During the year ended December 31, 2023, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $0.3 million of coupon interest expense. During the year ended December 31, 2022, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $0.3 million of coupon interest expense.
The 2024 Notes were not convertible at December 31, 2023. It is the Company’s current intent to settle conversions of the 2024 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
2026 Notes
In March 2021, the Company issued $1.150 billion aggregate gross proceeds, which included the initial purchasers’ option of $150.0 million aggregate principal amount, of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) of the Securities Act. The 2026 Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
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
The conversion rate is subject to adjustment for certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
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
The Indenture contains customary events of default with respect to the 2026 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2026 Notes shall, declare all principal and accrued and unpaid interest, if any, of the 2026 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of, and accrued and unpaid interest on the 2026 Notes will automatically become due and payable.
Prior to the adoption of ASU 2020-06 on January 1, 2022, in accounting for the issuance of the 2026 Notes, management allocated the proceeds of the 2026 Notes between liability and equity components. To estimate the fair value of the liability component, management measured the fair value of a similar liability that did not have an associated conversion feature by discounting the contractual cash flows of the 2026 Notes at an estimated interest rate for a comparable non-convertible note. The Company applied judgment to determine the interest rate of 5.65%, which was estimated based on the credit spread implied by the 2026 Notes issuance. Significant inputs used in the model to determine the applicable interest rate include implied volatility over the term of the 2026 Notes. The equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2026 Notes. The difference between the principal amount of the 2026 Notes and the equity component totaling $276.3 million was recorded as a debt discount. In addition, the Company incurred $21.2 million of transaction costs related to the 2026 Notes, of which $16.1 million and $5.1 million, respectively, was allocated to the liability and equity components of the 2026 Notes. Transaction costs allocated to the equity component were recorded as additional debt discount. The equity component of the 2026 Notes was not remeasured as it continued to meet the conditions for equity classification. The debt discount was amortized to interest expense over the term of the 2026 Notes using the effective interest method. Additionally, the Company recorded, through equity, a deferred tax liability of $2.4 million, net of the related change in the valuation allowance, related to the debt issuance costs on the 2026 Notes.
In connection with the adoption of ASU 2020-06 on January 1, 2022, the Company reclassified the remaining balance of the conversion feature of $271.2 million from additional paid-in capital to convertible debt for $233.4 million and retained earnings for $37.8 million. Accordingly, the Company no longer carries an equity component of the Notes, and no longer incurs non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

The 2026 Notes consisted of the following (in thousands):

	December 31
	2023	2022
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt issuance costs	(9,392)	(13,625)
Net carrying amount	$1,140,608	$1,136,375
The effective interest rate of the 2026 Notes, excluding the conversion option, remained unchanged at 0.37% for December 31, 2023 and 2022.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at December 31, 2023, was approximately $1.0 billion, which represents a Level 2 valuation.
During the years ended December 31, 2023 and 2022, the Company recognized $4.2 million and $4.2 million of interest expense related to the amortization of debt issuance costs, respectively.
The 2026 Notes were not convertible at December 31, 2023. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
2024 Capped Calls
In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call transactions (the “2024 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes, and an initial cap price of $106.76 per share, subject to certain adjustments.
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
As of December 31, 2023, all of the 2024 Capped Calls remained outstanding.
2026 Capped Calls
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments.
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
As of December 31, 2023, all of the 2026 Capped Calls remained outstanding.

Note 12 – Restructuring Costs
Fiscal 2023 Restructuring Program
On August 23, 2023, the Company announced its intention to reduce its global workforce by approximately 9%, or approximately 166 total positions. The actions were designed to support the Company’s growth, scale and profitability objectives. The actions were substantially completed in the fourth quarter of fiscal year 2023 subject to local law and consultation requirements.
During the year ended December 31, 2023, the Company recorded $9.8 million, primarily for severance and other termination benefits, which occurred in the U.S. and various international locations. The charges were recorded as one-time termination benefits pursuant to ASC 420, Exit or Disposal Cost Obligations. The Company does not anticipate incurring significant additional expenses.
Fiscal 2022 Restructuring Program
On December 7, 2022, the Company announced its intention to reduce its global workforce by approximately 5%, or approximately 95 total positions. The actions were primarily in response to cost reduction initiatives as the Company continues to focus on key growth priorities. The actions were substantially completed in the fourth quarter of fiscal year 2022 subject to local law and consultation requirements.
During the years ended December 31, 2023 and 2022, the Company recorded $1.1 million and $3.8 million, respectively, primarily for severance and other termination benefits, which occurred in the U.S. and various international locations. The charges were recorded as one-time termination benefits pursuant to ASC 420. The Company does not anticipate incurring additional expenses. For the year ended December 31, 2022, the Company paid $2.1 million related to the fiscal 2022 restructuring program.
The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December 31, 2022	$—	$1,737	$1,737
Restructuring charges	9,815	1,149	10,964
Cash payments and adjustments	(8,253)	(2,879)	(11,132)
Accrual balance as of December 31, 2023	$1,562	$7	$1,569
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the periods of adjustments.
Note 13 – Equity Awards
2014 and 2016 Plans
On March 3, 2014, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”). In November 2016, upon the completion of the Company’s initial public offering, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and determined that it will no longer grant any additional awards under the 2014 Plan. However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2014 plan. Upon the adoption of the 2016 Plan, the maximum number of shares issuable was 6.2 million, plus a number of shares equal to the number of shares subject to outstanding awards granted under the 2014 Plan after the date the 2014 Plan is terminated without having been exercised in full. The Company’s Board of Directors (the “Board”) may grant stock options and restricted stock units to employees, directors and consultants under the 2016 Plan. The aggregate number of shares available under the 2016 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the Company’s outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Stock options and restricted stock units generally vest over three to four years and have contractual terms of ten years.
At December 31, 2023, 18.9 million shares were available for issuance under the 2016 Plan.

Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	2,431	$44.98	5.5	$64,903
Exercised	(590)	$33.82
Forfeited/canceled	(148)	$81.37
Outstanding at December 31, 2023	1,693	$45.67	4.6	$37,077
Exercisable at December 31, 2023	1,607	$43.79
The weighted average grant date fair value per share of options granted during the year ended December 31, 2021 that contain service only vesting conditions was $50.77. There were no stock options granted during the years ended December 31, 2023 and 2022. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2023, 2022 and 2021 was $15.2 million, $13.4 million, and $38.3 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2023, 2022, and 2021 was $19.8 million, $4.7 million, and $11.4 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $2.7 million at December 31, 2023, which is expected to be recognized over a weighted-average period of 1.0 year.
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	2,202	$74.42
Granted	1,451	$64.35
Vested	(916)	$72.92
Forfeited/canceled	(529)	$72.77
Nonvested at December 31, 2023	2,208	$68.82
At December 31, 2023, the intrinsic value of service-based nonvested restricted stock units was $137.9 million. At December 31, 2023, total unrecognized compensation cost related to nonvested restricted stock units was $125.8 million and was expected to be recognized over a weighted-average period of 2.6 years.
Restricted stock units - performance and service conditions
On April 4, 2022, the Compensation Committee of the Board of Directors of BlackLine, Inc. (the “Compensation Committee”) approved grants of performance and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics. The grants include three annual performance periods with vesting occurring in February of the year following the end of each annual performance period. Grant dates will be established upon approval of the performance metrics for the respective annual performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche. The performance metrics for the 2022 performance period were approved in the quarter ended June 30, 2022, and the grant-date fair value of such awards was $5.3 million. On August 19, 2022, the Compensation Committee approved grants of additional performance and service-based restricted stock units with similar related performance metrics and vesting conditions for which the grant-date fair value was $0.3 million.
On March 7, 2023, the Compensation Committee approved grants of performance and service-based restricted stock units totaling 0.3 million target shares. The grants include three annual performance periods with vesting occurring in February of the year following the end of each annual performance period. Grant dates will be established upon approval of the performance metrics for the respective annual performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche. The performance metrics for the 2023 performance period were approved in the quarter ended March 31, 2023. The grant date fair value of the second tranche of the 2022 grants and the first tranche of the 2023 grants was $4.8 million and $6.3 million, respectively.
Stock-based compensation expense for each tranche will be recognized over the period from grant date to vest date and will be based on the probable outcome at the end of each reporting period.
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	69	$75.58
Granted	166	$67.17
Performance adjustment	(28)	$75.58
Vested	(41)	$75.66
Forfeited/canceled	(53)	$67.23
Nonvested at December 31, 2023	113	$67.17
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	138	N/A
Granted	156	N/A
Vested	—	N/A
Forfeited/canceled	(59)	N/A
Nonvested at December 31, 2023	235	N/A
At December 31, 2023, the intrinsic value of performance and service-based nonvested restricted stock units with established grant dates was $7.1 million. At December 31, 2023, total unrecognized compensation cost related to performance and service-based nonvested restricted stock units with established grant dates was $0.5 million and was expected to be recognized over a weighted-average period of 0.2 years.
At December 31, 2023, the intrinsic value of performance and service-based nonvested restricted stock units with no grant dates established was $14.6 million.

Restricted stock units - performance, market, and service conditions
On December 30, 2022, the Compensation Committee approved a grant of performance, market, and service-based restricted stock units totaling 0.2 million target shares. The number of shares that will vest is subject to the achievement of certain performance metrics and total shareholder return.
The following table summarizes activity for restricted stock units with performance, market, and service-based conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	189	$75.90
Granted	—	N/A
Vested	—	N/A
Forfeited/canceled	(189)	$75.90
Nonvested at December 31, 2023	—	N/A
At December 31, 2023, all of the nonvested restricted stock units with performance, market, and service conditions were forfeited, reducing the nonvested balance to zero.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 0.8 million shares remained available for issuance at December 31, 2023. The Company recognized stock-based compensation expense related to the ESPP of $3.3 million, $3.3 million, and $3.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.5% - 5.4%	1.4% - 4.5%	0.0% - 0.2%
Expected term (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Volatility	39.8% - 58.5%	39.3% - 65.5%	23.4% - 46.6%
At December 31, 2023, total unrecognized compensation cost related to the 2018 ESPP was $2.8 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$10,342	$8,595	$8,410
Sales and marketing	24,152	26,310	22,756
Research and development	13,095	14,382	11,110
General and administrative	30,381	26,597	23,594
	$77,970	$75,884	$65,870
Stock-based compensation capitalized as an asset was $3.5 million, $2.4 million, and $1.8 million in the years ended December 31, 2023, 2022, and 2021, respectively.
The Company recorded $0.1 million, $0.1 million, and $0.6 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 14 – Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$62,745	$(41,534)	$(96,836)
International	(2,236)	(5,877)	(4,023)
	$60,509	$(47,411)	$(100,859)
The components of the total provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$272	$—	$—
State	859	316	63
Foreign	1,844	564	889
Total current tax expense	2,975	880	952
Deferred
Federal	202	(12,709)	—
State	100	(1,503)	—
Foreign	(1,827)	(188)	(817)
Total deferred tax provision	(1,525)	(14,400)	(817)
Total provision for (benefit from) income taxes	$1,450	$(13,520)	$135
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.7%	(1.2)%	(0.1)%
Federal tax credits	(9.8)%	10.0%	6.1%
Change in valuation allowance	(13.8)%	(1.8)%	(34.0)%
Foreign tax differential	2.0%	(2.3)%	(1.2)%
Windfall tax benefits, net related to stock-based compensation	4.1%	1.1%	16.5%
Nondeductible officer compensation	6.8%	(11.1)%	(7.5)%
Nondeductible transaction costs	0.3%	(1.5)%	—%
Contingent consideration	(11.6)%	15.7%	—%
Nondeductible meals and entertainment	0.7%	(1.1)%	(0.5)%
Other	—%	(0.3)%	(0.4)%
	2.4%	28.5%	(0.1)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$55,779	$77,711
Research and other credits	39,248	32,094
Capitalized R&D	28,455	11,919
Stock-based compensation	7,811	8,699
Operating and finance leases	3,343	2,082
Business interest carryforward	—	3,113
Accrued expenses and other current liabilities	5,445	6,443
Other	779	1,737
Total deferred tax assets	140,860	143,798
Less: valuation allowance	(92,079)	(99,476)
Deferred tax assets, net of valuation allowance	48,781	44,322
Deferred tax liabilities
Intangible assets	(18,698)	(21,295)
Prepaid expenses	(24,861)	(24,406)
Operating lease right-of-use and finance lease assets	(2,973)	(1,564)
Accretion on investment	(8,253)	(2,154)
Other	(245)	(443)
Total deferred tax liabilities	(55,030)	(49,862)
Net deferred taxes	$(6,249)	$(5,540)
ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. For financial reporting purposes, the Company has incurred losses for two of the past three years. Based on available objective evidence, including the Company’s cumulative history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a valuation allowance against certain deferred tax assets. The net deferred tax liability position at December 31, 2023 was related to the Company’s domestic and foreign tax jurisdictions.
The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance, at beginning of year	$99,476	$32,279	$37,691
Increase (decrease) in valuation allowance recorded through earnings	(7,063)	2,880	42,240
Increase (decrease) in valuation allowance recorded through equity	(334)	64,317	(47,652)
Valuation allowance, at end of year	$92,079	$99,476	$32,279
The decrease in valuation allowance recorded through equity of $0.3 million during the year ended December 31, 2023 is related to unrealized gains reported in other comprehensive income. The increase in valuation allowance recorded through equity of $64.3 million during the year ended December 31, 2022 resulted from the adoption of ASU 2020-06, which required the reversal of deferred tax liabilities associated with the Company’s 2024 and 2026 Notes. The decrease in valuation allowance recorded through equity of $47.7 million during the year ended December 31, 2021 was related to the issuance of the 2026 Notes.
The decrease in valuation allowance recorded through earnings of $7.1 million for the year ended December 31, 2023 resulted primarily from the utilization of federal and state net operating loss carryforwards due to domestic profitability, along with the valuation allowance decrease associated with net deferred tax liabilities from the DI Acquisition, which are a source of taxable income to support the recognition of existing UK deferred tax assets. The valuation allowance release resulted in a UK deferred tax benefit of $1.7 million for the year ended December 31, 2023.

The increase in valuation allowance recorded through earnings of $2.9 million for the year ended December 31, 2022 resulted primarily from the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Job Act, partially offset by the valuation allowance decrease associated with net deferred tax liabilities acquired from FourQ which are a source of taxable income to support the recognition of existing BlackLine deferred tax assets. The Company elected to consider the recoverability of the acquired deferred tax assets before existing BlackLine deferred tax assets. The valuation allowance release associated with the acquired FourQ net deferred tax liabilities resulted in an U.S. deferred tax benefit of $14.2 million for the year ended December 31, 2022. The increase in valuation allowance recorded through earnings of $42.2 million for the year ended December 31, 2021 resulted primarily from U.S. federal and state losses incurred during the period.
The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2023 and 2022, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
At December 31, 2023, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $177.2 million and $127.9 million, respectively. The federal losses do not expire, and the state losses will begin to expire between 2024 and 2041, depending on the jurisdiction. The Company has federal research and development credits and foreign tax credits of $22.3 million and $3.2 million, respectively, which begin to expire in 2035 and 2024, respectively. The Company has state research and development credits and enterprise zone credits of $13.0 million and $0.4 million, respectively, which are indefinite in expiration and begin to expire in 2024, respectively. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning gross unrecognized tax benefits	$5,513	$4,266	$2,523
Increases related to prior year tax positions	274	162	400
Increases related to current year tax positions	1,317	1,085	1,343
Ending gross unrecognized tax benefits	$7,104	$5,513	$4,266
At December 31, 2023 and December 31, 2022, included in the balance of unrecognized tax benefits is $0.1 million, that if recognized, would affect the effective tax rate. The Company recorded less than $0.1 million interest and penalties in its provision for income taxes for the years ended December 31, 2023 and December 31, 2022, respectively, and less than $0.1 million was accrued in interest and penalties at December 31, 2023 and December 31, 2022, respectively. No interest or penalties were recorded in its provision for the year ended December 31, 2021.
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

Note 15 – Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)	$(115,161)
Denominator:
Weighted average shares	60,849	59,539	58,351
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.87	$(0.49)	$(1.97)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$52,833	$(29,391)	$(115,161)
Interest expense	5,848	—	—
Tax effect of interest expense	(132)	—	—
Net income (loss) attributable to BlackLine, Inc. for diluted calculation	$58,549	$(29,391)	$(115,161)
Denominator:
Weighted average shares	60,849	59,539	58,351
Dilutive effect of securities	872	—	—
Dilutive effect of convertible senior notes	10,324	—	—
Shares used to calculate diluted net income (loss) per share	72,045	59,539	58,351
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.81	$(0.49)	$(1.97)
Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying stock options, unvested stock awards, and Notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share attributable to BlackLine, Inc. when their effect is dilutive. As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method in relation to the Notes, which requires the Company to assume that the Notes were converted using only share settlement at the beginning of the period, resulting in additional shares outstanding of 3.4 million and 6.9 million for the 2024 Notes and the 2026 Notes, respectively. Using this method, the numerator is adjusted by adding back interest expense, net of any tax impact, and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. Prior to the adoption of ASU 2020-06, the Notes were accounted for using the treasury stock method for the purposes of net income per share.
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options - service-only vesting conditions	1,062	2,431	2,739
Restricted stock units - service-only vesting conditions	1,834	2,202	1,503
Restricted stock units - performance and service conditions	16	207	—
Restricted stock units - performance, market, and service conditions	73	189	—
Total shares excluded from net income (loss) per share	2,985	5,029	4,242
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and December 31, 2021, respectively, as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.

Note 16 – Contingent Consideration
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. During the year ended December 31, 2023, the Company reduced the FourQ contingent consideration to zero. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional information regarding the valuation of the contingent consideration.
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company was obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration of $8.0 million was paid during the quarter ended December 31, 2023, which reduced the liability to zero.
Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the consolidated statements of operations.
Note 17 – Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2023 and 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 18 – Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s semi-monthly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s semi-monthly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $7.6 million, $7.4 million, and $5.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 19 – Geographic Information
The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets by geographic region (in thousands):

	Year Ended December 31,
	2023	2022
United States	$21,831	$22,416
International	12,209	12,103
	$34,040	$34,519

Note 20 – Subsequent Events
On February 14, 2024, the Compensation Committee approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units are service-based and the vast majority will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2024 and quarterly thereafter for 12 consecutive quarters.
On February 14, 2024, the Compensation Committee approved grants of performance and service-based restricted stock units totaling less than 0.1 million target shares. The awards are tied 50% to relative total shareholder return measured over a three-year performance period and 50% to annualized recurring revenue over three annual performance periods with vesting occurring in February of the year following the end of each performance period. Grant dates will be established upon approval of the performance metrics for the respective performance periods, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2023, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On November 14, 2023, Karole Morgan-Prager, our Chief Legal and Administrative Officer, adopted a "Rule 10b5-1 trading arrangement", as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 10,007 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The number of shares sold under the trading arrangement will be reduced by the number of shares sold to cover applicable withholding taxes. The duration of the trading arrangement is until November 15, 2024 or earlier if all transactions under the trading arrangement have been completed.
On November 30, 2023, Kevin Thompson, who is a member of our Board, adopted a "Rule 10b5-1 trading arrangement", as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 8,000 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The number of shares sold under the trading arrangement will be reduced by the number of shares sold to cover applicable withholding taxes. The duration of the trading arrangement is until March 3, 2025 or earlier if all transactions under the trading arrangement have been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Los Angeles, CA.
The information required by this item will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
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
3.Exhibits:
The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-37924	3.1	March 13, 2023
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2	Description of Registrant’s Securities	10-K	001-37924	4.2	February 23, 2023
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Form of Senior Indenture.	S-3	333- 221500	4.5	November 13, 2017
4.6	Form of Subordinated Indenture.	S-3	333- 221500	4.6	November 13, 2017
4.7	Indenture, dated as of August 13, 2019, between the Company and U.S. Bank National Association.	8-K	001-37924	4.1	August 13, 2019
4.8	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	001-37924	4.1	August 13, 2019
10.1^	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Offer Letter, by and between the Registrant and Marc Huffman, dated as of January 8, 2018.	10-Q	001-37924	10.18	May 9, 2018
10.17+	Employment Agreement between the Company and Therese Tucker, signed March 5, 2023.	8-K	001-37924	10.1	March 6, 2023
10.18+	Employment Agreement between the Company and Owen Ryan, signed March 5, 2023.	8-K	001-37924	10.2	March 6, 2023
10.19+	Separation Agreement and Release between the Company and March Huffman, singed March 5, 2023.	8-K	001-37924	10.3	March 6, 2023
10.20+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.21^	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.22^	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.23^	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.24^	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.25	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.26	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.27	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.28	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.29^**	Eighth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 26, 2021.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.30	Ninth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 15, 2023.	10-Q	001-37924	10.1	August 9, 2023
10.31	Form of Capped Call Confirmation.	8-K	001-37924	10.2	August 13, 2019
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**+	Registrant’s Compensation Recovery Policy dated November 7, 2023.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

^    Portions of this exhibit (such portions indicated by “[***]”) have been omitted as the Company has determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.
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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

BLACKLINE, INC.

By:	/s/ Therese Tucker
Name:	Therese Tucker
Title:	Co-Chief Executive Officer

By:	/s/ Owen Ryan
Name:	Owen Ryan
Title:	Co-Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Therese Tucker, Owen Ryan, and Mark Partin, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Therese Tucker	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 23, 2024
Therese Tucker

/s/ Owen Ryan	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 23, 2024
Owen Ryan

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Patrick Villanova

/s/ Brunilda Rios	Director	February 23, 2024
Brunilda Rios

/s/ Kevin Thompson	Director	February 23, 2024
Kevin Thompson

/s/ Thomas Unterman	Director	February 23, 2024
Thomas Unterman

/s/ Sophia Velastegui	Director	February 23, 2024
Sophia Velastegui

/s/ William Wagner	Director	February 23, 2024
William Wagner

/s/ Barbara Whye	Director	February 23, 2024
Barbara Whye

/s/ Mika Yamamoto	Director	February 23, 2024
Mika Yamamoto

/s/ Amit Yoran	Director	February 23, 2024
Amit Yoran