Form 10-Q
period 2024-03-31
BLACKLINE, INC.
filed 2024-05-08
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-37924
______________________________________________________________
BlackLine, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________________________________

Delaware	46-3354276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at May 2, 2024 was 61,817,410.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

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
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$331,401	$271,117
Marketable securities (amortized cost of $913,653 and $932,850 at March 31, 2024 and December 31, 2023, respectively)	913,453	933,355
Accounts receivable, net of allowances of $4,308 and $5,064 at March 31, 2024 and December 31, 2023, respectively	125,613	171,608
Prepaid expenses and other current assets	33,189	31,244
Total current assets	1,403,656	1,407,324
Capitalized software development costs, net	38,982	37,828
Property and equipment, net	13,065	14,867
Intangible assets, net	73,860	79,056
Goodwill	448,965	448,965
Operating lease right-of-use assets	19,196	19,173
Other assets	91,161	93,552
Total assets	$2,088,885	$2,100,765
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,556	$8,623
Accrued expenses and other current liabilities	47,133	59,690
Deferred revenue, current	306,855	320,133
Finance lease liabilities, current	525	778
Operating lease liabilities, current	4,233	4,108
Convertible senior notes, net, current	249,560	249,233
Total current liabilities	609,862	642,565
Finance lease liabilities, noncurrent	—	4
Operating lease liabilities, noncurrent	15,360	15,738
Convertible senior notes, net, noncurrent	1,141,666	1,140,608
Deferred tax liabilities, net	5,251	6,394
Deferred revenue, noncurrent	2,352	904
Other long-term liabilities	660	3,608
Total liabilities	1,775,151	1,809,821
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	33,900	30,063
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,802,503 and 61,515,105 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	618	615
Additional paid-in capital	480,175	474,863
Accumulated other comprehensive income (loss)	(489)	205
Accumulated deficit	(200,470)	(214,802)
Total stockholders' equity	279,834	260,881
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$2,088,885	$2,100,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2024	2023
Revenues
Subscription and support	$149,501	$130,426
Professional services	7,960	8,558
Total revenues	157,461	138,984
Cost of revenues
Subscription and support	32,052	28,512
Professional services	7,045	6,759
Total cost of revenues	39,097	35,271
Gross profit	118,364	103,713
Operating expenses
Sales and marketing	61,111	61,931
Research and development	25,015	27,105
General and administrative	30,046	28,976
Restructuring costs	444	1,014
Total operating expenses	116,616	119,026
Income (loss) from operations	1,748	(15,313)
Other income (expense)
Interest income	15,360	10,665
Interest expense	(1,469)	(1,455)
Other income, net	13,891	9,210
Income (loss) before income taxes	15,639	(6,103)
Provision for income taxes	869	628
Net income (loss)	14,770	(6,731)
Net income attributable to redeemable non-controlling interest	438	85
Adjustment attributable to redeemable non-controlling interest	3,503	5,192
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.18	$(0.20)
Shares used to calculate basic net income (loss) per share	61,643	60,187
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.17	$(0.20)
Shares used to calculate diluted net income (loss) per share	72,893	60,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2024	2023
Net income (loss)	$14,770	$(6,731)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of tax benefit of $(123) and $0, for the quarters ended March 31, 2024 and 2023, respectively.	(582)	1,266
Foreign currency translation	(216)	(45)
Other comprehensive income (loss)	(798)	1,221
Comprehensive income (loss)	13,972	(5,510)
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	438	85
Foreign currency translation attributable to redeemable non-controlling interest	(104)	(20)
Comprehensive income attributable to redeemable non-controlling interest	334	65
Comprehensive income (loss) attributable to BlackLine, Inc.	$13,638	$(5,575)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	28	—	311	—	—	311
Vesting of restricted stock units	260	3	—	—	—	3
Acquisition of common stock for tax withholding obligations	—	—	(10,981)	—	—	(10,981)
Stock-based compensation	—	—	19,485	—	—	19,485
Other comprehensive loss	—	—	—	(694)	—	(694)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(3,503)	—	14,332	10,829
Balance at March 31, 2024	61,803	$618	$480,175	$(489)	$(200,470)	$279,834

	Quarter Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	209	2	7,220	—	—	7,222
Vesting of restricted stock units	252	3	—	—	—	3
Acquisition of common stock for tax withholding obligations	—	—	(12,403)	—	—	(12,403)
Stock-based compensation	—	—	21,069	—	—	21,069
Other comprehensive income	—	—	—	1,241	—	1,241
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,192)	—	(6,816)	(12,008)
Balance at March 31, 2023	60,478	$605	$396,403	$(231)	$(279,785)	$116,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Net income and adjustment attributable to redeemable non-controlling interest (Note 3)	3,941	5,277
Net income (loss)	14,770	(6,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,648	12,004
Change in fair value of contingent consideration	—	3,106
Amortization of debt issuance costs	1,385	1,362
Stock-based compensation	18,562	20,438
Noncash lease expense	1,558	1,498
Accretion of purchase discounts on marketable securities, net	(8,542)	(7,519)
Net foreign currency losses	38	473
Deferred income taxes	(1,041)	(187)
Provision for credit losses	—	5
Changes in operating assets and liabilities:
Accounts receivable	45,696	30,166
Prepaid expenses and other current assets	(1,964)	(5,268)
Other assets	2,406	467
Accounts payable	(6,792)	(9,518)
Accrued expenses and other current liabilities	(14,774)	(10,653)
Deferred revenue	(11,830)	(1,820)
Operating lease liabilities	(1,710)	(1,654)
Other long-term liabilities	15	(3,302)
Net cash provided by operating activities	50,425	22,867
Cash flows from investing activities
Purchases of marketable securities	(294,961)	(311,246)
Proceeds from maturities of marketable securities	322,700	328,800
Capitalized software development costs	(6,450)	(6,879)
Purchases of property and equipment	(299)	(1,676)
Net cash provided by investing activities	20,990	8,999
Cash flows from financing activities
Principal payments under finance lease obligations	(258)	(241)
Proceeds from exercises of stock options	314	2,411
Acquisition of common stock for tax withholding obligations	(10,981)	(12,403)
Net cash used in financing activities	(10,925)	(10,233)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(212)	(41)
Net increase in cash, cash equivalents, and restricted cash	60,278	21,592
Cash, cash equivalents, and restricted cash, beginning of period	271,363	201,207
Cash, cash equivalents, and restricted cash, end of period	$331,641	$222,799
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$331,401	$222,557
Restricted cash included within other assets at end of period	240	242
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$331,641	$222,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2024	2023
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$923	$832
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$613	$710
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$89	$934
Receivables from exercises of stock options, including tax withholdings	$—	$5,933
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered primarily as Software as a Service (“SaaS”). The Company’s solutions enable its customers to address various aspects of their critical processes, including financial close, intercompany, invoice-to-cash, and consolidation.
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
The Company is headquartered in Woodland Hills, California. The Company has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of the 0.125% Convertible Senior Notes due in 2024 and 0.00% Convertible Senior Notes due in 2026, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at March 31, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2024, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies.
Recently-adopted accounting pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Recently-issued accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. For public business entities, it is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements. The Company does not intend to early adopt.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, it is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements. The Company does not intend to early adopt.
Note 3 – Redeemable Non-Controlling Interest
In September 2018, the Company entered into an agreement with Japanese Cloud Computing and M30 LLC (the “Investors”) to engage in the investment, organization, management, and operation of BlackLine K.K. that is focused on the sale of the Company's products in Japan. The Company initially contributed approximately $4.5 million in cash in exchange for 51% of the outstanding common stock of BlackLine K.K. and subsequently invested a further $2.3 million, maintaining the Company's majority ownership of 51%. As the Company continues to control a majority stake in BlackLine K.K., the entity has been consolidated.
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
Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended March 31,
	2024	2023
Balance at beginning of period	$30,063	$23,895
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	438	85
Foreign currency translation	(104)	(20)
Adjustment to redeemable non-controlling interest	3,503	5,192
Balance at end of period	$33,900	$29,152

Note 4 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(70,284)	67,084
Customer relationships	26,779	(21,075)	5,704
Defensive patent	2,333	(1,261)	1,072
	$182,457	$(108,597)	$73,860

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(66,900)	70,468
Customer relationships	26,779	(19,342)	7,437
Defensive patent	2,333	(1,182)	1,151
	$182,457	$(103,401)	$79,056
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2023	$448,965
Additions from acquisitions	—
Balance at March 31, 2024	$448,965
Note 5 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$512,472	$110	$(165)	$512,417
Commercial paper	291,389	—	—	291,389
U.S. government agencies	109,792	1	(146)	109,647
	$913,653	$111	$(311)	$913,453

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$523,344	$737	$(107)	$523,974
Commercial paper	241,428	1	—	241,429
U.S. government agencies	168,078	2	(128)	167,952
	$932,850	$740	$(235)	$933,355

The Company’s marketable securities as of March 31, 2024 have a contractual maturity of less than two years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Maturing within 1 year	$881,656	$881,559
Maturing between 1 and 2 years	31,997	31,894
	$913,653	$913,453
Refer to “Note 6 - Fair Value Measurements” for additional information.
Net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss to earnings and included in interest income in the accompanying condensed consolidated statements of operations, were $8.5 million and $7.5 million for the quarters ended March 31, 2024 and 2023, respectively.
Net gains and losses are determined using the specific identification method. During the quarters ended March 31, 2024 and 2023, there were no realized gains or losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $365.0 million and $286.6 million, and unrealized losses of $0.3 million and $0.2 million, at March 31, 2024 and December 31, 2023, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at March 31, 2024 and December 31, 2023, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of March 31, 2024 or December 31, 2023.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $87.0 million and $89.9 million at March 31, 2024 and December 31, 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued salaries and employee benefits	$24,610	$33,344
Accrued income and other taxes payable	6,723	9,408
Accrued restructuring costs	627	1,569
Other accrued expenses and current liabilities	15,173	15,369
	$47,133	$59,690
Note 6 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. treasury securities	$9,955	$—	$—	$9,955
Money market funds	237,047	—	—	237,047
Commercial paper	—	19,988	—	19,988
Marketable securities
U.S. treasury securities	512,417	—	—	512,417
Commercial paper	—	291,389	—	291,389
U.S. government agencies	—	109,647	—	109,647
Total assets	$759,419	$421,024	$—	$1,180,443
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$148,298	$—	$—	$148,298
Commercial paper	—	38,926	—	38,926
U.S. government agencies	—	19,987	—	19,987
Marketable securities
U.S. treasury securities	523,974	—	—	523,974
Commercial paper	—	241,429	—	241,429
U.S. government agencies	—	167,952	—	167,952
Total assets	$672,272	$468,294	$—	$1,140,566
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended March 31,
	2024	2023
Beginning fair value	$—	$41,549
Additions in the period	—	—
Change in fair value	—	3,106
Ending fair value	$—	$44,655
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
As a condition of the acquisition of FourQ Systems, Inc. (“FourQ”) that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At March 31, 2024, the related liability for the FourQ Acquisition was zero.

Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 7 – Convertible Senior Notes
2024 Notes
As of March 31, 2024, we had $250.0 million aggregate principal amount of our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) outstanding. The 2024 Notes consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(440)	(767)
Net carrying amount(1)	$249,560	$249,233
(1) Net carrying amount as of March 31, 2024 presented within total current liabilities on the condensed consolidated balance sheet.
The Company carries the 2024 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at March 31, 2024, was approximately $256.6 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2024, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense. During the quarter ended March 31, 2023, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.
The 2024 Notes were not convertible at March 31, 2024. It is the Company’s current intent to settle conversions of the 2024 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
In connection with the offering of the 2024 Notes, the Company entered into privately negotiated capped call transactions (the “2024 Capped Calls”). There have been no changes to the condition of the 2024 Capped Calls since December 31, 2023, and the 2024 Capped Calls are still outstanding as of March 31, 2024.
2026 Notes
As of March 31, 2024, we had $1.150 billion aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) outstanding. The 2026 Notes consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Liability:
Principal	$1,150,000	$1,150,000
Unamortized debt issuance costs	(8,334)	(9,392)
Net carrying amount	$1,141,666	$1,140,608
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at March 31, 2024, was approximately $1.0 billion, which represents a Level 2 valuation.
During the quarters ended March 31, 2024 and 2023, the Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $1.0 million, respectively.

The 2026 Notes were not convertible at March 31, 2024. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls” and together with the 2024 Capped Calls, the “Capped Calls”). There have been no changes to the condition of the 2026 Notes since December 31, 2023, and the 2026 Capped Calls are still outstanding as of March 31, 2024.
Note 8 – Restructuring Costs
The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the quarter ended March 31, 2024 (in thousands):

	Quarter Ended March 31, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December 31, 2023	$1,562	$7	$1,569
Restructuring charges	444	—	444
Cash payments and adjustments	(1,382)	(4)	(1,386)
Accrual balance as of March 31, 2024	$624	$3	$627

All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the periods of adjustments.
As of March 31, 2024, the Company incurred cumulative costs of $10.3 million and $5.0 million related to the fiscal 2023 restructuring program and fiscal 2022 restructuring program, respectively. The Company does not anticipate incurring material additional expenses.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended March 31,
	2024	2023
Cost of revenues	$1,962	$2,352
Sales and marketing	5,794	6,483
Research and development	2,851	3,824
General and administrative	7,955	7,779
	$18,562	$20,438
For the quarters ended March 31, 2024 and 2023, stock-based compensation capitalized as an asset was $0.9 million and $0.8 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2023	1,693
Granted	—
Exercised	(36)
Forfeited/canceled	(6)
Outstanding at March 31, 2024	1,651

Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2023	2,208
Granted	1,289
Vested	(394)
Forfeited/canceled	(79)
Nonvested at March 31, 2024	3,024
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2023	113
Granted	183
Performance adjustment	(62)
Vested	(51)
Forfeited/canceled	(8)
Nonvested at March 31, 2024	175
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2023	235
Granted	100
Accounting grant dates established	(133)
Vested	—
Forfeited/canceled	(5)
Nonvested at March 31, 2024	197
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2023	—
Granted	150
Vested	—
Forfeited/canceled	—
Nonvested at March 31, 2024	150
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for income taxes. For the quarters ended March 31, 2024 and 2023, the Company recorded $0.9 million and $0.6 million in income tax expense, respectively. The increase in income tax expense for the quarter ended March 31, 2024 compared to March 31, 2023, resulted primarily from an increase in U.S. profitability, along with changes in the mix of profitable foreign jurisdictions.
For purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Note 11 – Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2024	2023
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Denominator:
Weighted average shares	61,643	60,187
Basic net income (loss) per share attributable to BlackLine, Inc.	$0.18	$(0.20)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Interest expense	1,463	—
Tax effect of interest expense	(69)	—
Net income (loss) attributable to BlackLine, Inc. for diluted calculation	$12,223	$(12,008)
Denominator:
Weighted average shares	61,643	60,187
Dilutive effect of securities	926	—
Dilutive effect of convertible senior notes	10,324	—
Shares used to calculate diluted net income (loss) per share	72,893	60,187
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.17	$(0.20)
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended March 31,
	2024	2023
Stock options - service-only vesting conditions	189	2,202
Restricted stock units - service-only vesting conditions	1,373	2,869
Restricted stock units - performance and service conditions	9	370
Restricted stock units - performance, market, and service conditions	—	63
Restricted stock units - market and service conditions	26	—
Total shares excluded from net loss per share	1,597	5,504
Additionally, approximately 3.4 million and 6.9 million weighted average shares underlying the conversion option in the 2024 Notes and the 2026 Notes, respectively, are excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarter ended March 31, 2023 as the effect would be anti-dilutive. The shares are subject to adjustment, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and the 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $129.6 million and $112.5 million was recognized during the quarter ended March 31, 2024 and 2023, respectively, that was previously included in the deferred revenue balance at December 31, 2023 and 2022, respectively.
Contracted but unrecognized revenue was $825.6 million at March 31, 2024, of which the Company expects to recognize approximately 58% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2024	2023
United States	$111,407	$100,012
International	46,054	38,972
	$157,461	$138,984

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2024 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We have created comprehensive cloud-based solutions designed to transform and modernize accounting and finance operations for midsize and enterprise organizations in all industries globally. Our secure, scalable solutions transform critical processes, including financial close, intercompany, invoice-to-cash, and consolidation. By introducing software that unifies critical data and enables process orchestration and automation, we empower accounting and finance professionals to improve the integrity of their financial reporting, reduce time spent on manual work, accelerate cash flows, and redeploy resources to focus on analysis and business partnership.
At March 31, 2024, we had 387,050 individual users across 4,411 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
Our cloud-based solutions include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Compliance, Smart Close for SAP, BlackLine Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance and Resolve, and Intercompany Net and Settle. These solutions are offered to customers as scalable solutions that support critical record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the quarter ended March 31, 2024. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2023 and during the quarter ended March 31, 2024 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. With the exception of our intercompany accounting solutions acquired from FourQ, our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
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
For the quarters ended March 31, 2024 and 2023, we had revenues totaling $157.5 million and $139.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $10.8 million and incurred a net loss attributable to BlackLine, Inc. of $12.0 million for the quarters ended March 31, 2024 and 2023, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession or rising inflation rates, an economic downturn in the United States (“U.S.”) or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, has and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec 31, 2023	Mar. 31, 2024
Dollar-based net revenue retention rate	106%	106%	105%	106%	105%
Number of customers	4,236	4,279	4,368	4,398	4,411
Number of users	369,493	377,585	381,892	386,814	387,050
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2024, our dollar-based net revenue retention rate marginally declined from the year ended December 31, 2023. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.

Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2024 and 2023, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users of our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are seeing an increasing volume of transactions for our non-user based strategic products, such as eInvoicing & Payments, Transaction Matching, Intercompany, and BlackLine Cash Application.
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

	Quarter Ended March 31,
	2024	2023
	(in thousands, except percentages)
GAAP gross profit	$118,364	$103,713
GAAP gross margin	75.2%	74.6%
GAAP operating income (loss)	$1,748	$(15,313)
GAAP operating margin	1.1%	(11.0%)
GAAP net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Diluted net income (loss) per share attributable to BlackLine, Inc.	$0.17	$(0.20)

	Quarter Ended March 31,
	2024	2023
	(in thousands, except percentages)
Non-GAAP gross profit	$124,396	$109,672
Non-GAAP gross margin	79.0%	78.9%
Non-GAAP operating income	$26,800	$15,565
Non-GAAP operating margin	17.0%	11.2%
Non-GAAP net income attributable to BlackLine, Inc.	$40,075	$25,100
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.54	$0.34
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for amortization of acquired developed technology, stock-based compensation, transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses). Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross profit and non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin. Non-GAAP income (loss) from operations is defined as GAAP income (loss) from operations adjusted for amortization of intangible assets, stock-based compensation, change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, and restructuring costs. Non-GAAP operating margin is defined as non-GAAP income from operations divided by GAAP revenues. We believe that presenting non-GAAP income (loss) from operations and non-GAAP operating margin is useful to investors as it eliminates the impact of items that have been impacted by

BlackLine’s acquisitions and other related costs in order to allow a direct comparison of income (loss) from operations between all periods presented.
Non-GAAP Net Income (Loss) Attributable to BlackLine and Diluted Non-GAAP Net Income (Loss) Per Share Attributable to BlackLine, Inc. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) and 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, restructuring costs, and the adjustment to the redeemable non-controlling interest to the redemption amount. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income (loss) between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income (loss), operating margin, and net income (loss), the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended March 31,
	2024	2023
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$118,364	$103,713
Amortization of acquired developed technology	3,384	2,949
Stock-based compensation	2,596	2,797
Transaction-related costs	52	213
Total non-GAAP gross profit	$124,396	$109,672
Gross margin	75.2%	74.6%
Non-GAAP gross margin	79.0%	78.9%
Non-GAAP Operating Income:
Operating income (loss)	$1,748	$(15,313)
Amortization of intangible assets	5,196	5,085
Stock-based compensation	19,196	20,883
Change in fair value of contingent consideration	—	3,106
Transaction-related costs	216	790
Restructuring costs	444	1,014
Total non-GAAP operating income	$26,800	$15,565
GAAP operating margin	1.1%	(11.0%)
Non-GAAP operating margin	17.0%	11.2%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Benefit from income taxes	(583)	(181)
Amortization of intangible assets	5,196	5,085
Stock-based compensation	19,085	20,740
Amortization of debt issuance costs	1,385	1,362
Change in fair value of contingent consideration	—	3,106
Transaction-related costs	216	790
Restructuring costs	444	1,014
Adjustment to redeemable non-controlling interest	3,503	5,192
Total non-GAAP net income attributable to BlackLine, Inc.	$40,075	$25,100

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended March 31,
	2024	2023
	(in thousands)
Revenues
Subscription and support	$149,501	$130,426
Professional services	7,960	8,558
Total revenues	157,461	138,984
Cost of revenues
Subscription and support	32,052	28,512
Professional services	7,045	6,759
Total cost of revenues	39,097	35,271
Gross profit	118,364	103,713
Operating expenses
Sales and marketing	61,111	61,931
Research and development	25,015	27,105
General and administrative	30,046	28,976
Restructuring costs	444	1,014
Total operating expenses	116,616	119,026
Income (loss) from operations	1,748	(15,313)
Other income (expense)
Interest income	15,360	10,665
Interest expense	(1,469)	(1,455)
Other income, net	13,891	9,210
Income (loss) before income taxes	15,639	(6,103)
Provision for income taxes	869	628
Net income (loss)	14,770	(6,731)
Net income attributable to redeemable non-controlling interest	438	85
Adjustment attributable to redeemable non-controlling interest	3,503	5,192
Net income (loss) attributable to BlackLine, Inc.	$10,829	$(12,008)
Comparison of Quarters Ended March 31, 2024 and 2023
Revenues

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$149,501	$130,426	$19,075	15%
Professional services	7,960	8,558	(598)	(7%)
Total revenues	$157,461	$138,984	$18,477	13%

	March 31,
	2024	2023
Dollar-based net revenue retention rate	105%	106%
Number of customers	4,411	4,236
Number of users	387,050	369,493

The increase in revenues for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to a net increase in the number of customers and users. The total number of customers and users at March 31, 2024, increased by 4% and 5%, respectively, as compared to March 31, 2023.
Cost of revenues

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$32,052	$28,512	$3,540	12%
Professional services	7,045	6,759	286	4%
Total cost of revenues	$39,097	$35,271	$3,826	11%
Gross margin	75.2%	74.6%
The increase in total cost of revenues for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to the following:
•$2.9 million increase in computer software and data center expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases; and
•$1.0 million increase in amortization of developed technology due to net additions to software placed into service; partially offset by
•$0.5 million decrease in salaries, benefits, and stock-based compensation.
Sales and marketing

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$61,111	$61,931	$(820)	(1%)
Percentage of total revenues	38.8%	44.6%
The decrease in sales and marketing expenses for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to the following:
•$3.2 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount; partially offset by
•$1.0 million increase in professional fees;
•$0.6 million increase in employee events; and
•$0.6 million increase in travel and entertainment to support in-person events.
Research and development

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development, gross	$30,573	$32,879	$(2,306)	(7%)
Capitalized internally developed software costs	(5,558)	(5,774)	216	(4%)
Research and development, net	$25,015	$27,105	$(2,090)	(8%)
Percentage of total revenues	15.9%	19.5%
The decrease in research and development expenses for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to the following:
•$2.1 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in average salaries, partially offset by an increase in headcount; and

•$0.3 million decrease in transaction costs; partially offset by
•$0.3 million increase in computer software to support business growth.
We remain committed to innovation and investing in artificial intelligence to enhance our platform and business.
General and administrative

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$30,046	$28,976	$1,070	4%
Percentage of total revenues	19.1%	20.8%
The increase in general and administrative expenses for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to the following:
•$1.8 million increase in salaries, benefits, and stock-based compensation primarily due to an increase in average headcount and average salaries;
•$1.8 million increase due to net foreign currency losses due to the strengthening of the U.S. Dollar across multiple currencies; and
•$0.6 million increase in professional fees; partially offset by
•$3.1 million decrease in the fair value of FourQ contingent consideration that occurred in the quarter ended March 31, 2023 (refer to “Note 6 - Fair Value Measurements”); and
•$0.4 million decrease in depreciation and amortization primarily due to certain intangible assets being fully amortized.
Restructuring costs

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring costs	$444	$1,014	$(570)	(56)%
The decrease in restructuring costs during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was due to lower additional one-time termination benefits for the fiscal 2023 restructuring program compared to higher additional one-time termination benefits for the fiscal 2022 restructuring program in the respective periods. Refer to “Note 8 - Restructuring Costs” for additional information.
Interest income

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income	$15,360	$10,665	$4,695	44%
The increase in interest income during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was due to increased average interest rates on our investments and cash balances and, to a lesser extent, an increase in average balances.
Interest expense

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest expense	$1,469	$1,455	$14	1%

Interest expense during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was essentially flat and consisted of interest expense on our convertible senior notes.
Provision for income taxes

	Quarter Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$869	$628	$241	38%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended March 31, 2024, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended March 31, 2024 and 2023, we recorded $0.9 million and $0.6 million in income tax expense, respectively. The increase in income tax expense for the quarter ended March 31, 2024, compared to the income tax expense for the quarter ended March 31, 2023 resulted primarily from an increase in U.S. profitability, along with changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At March 31, 2024, our principal sources of liquidity were an aggregate of $1.2 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies. We had $1.4 billion aggregate principal amount of Notes outstanding at March 31, 2024, of which $250.0 million is due within the next 12 months. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Notes Payable
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes - and an initial cap price of $106.76 per share, subject to certain adjustments. As of March 31, 2024, all of the 2024 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments. As of March 31, 2024, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
As of March 31, 2024, we have obligations totaling $20.1 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At March 31, 2024, we have $36.2 million of contractual obligations related to eight commitments, with $17.1 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.

Contingent Consideration
We are potentially obligated to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 related to our FourQ Acquisition if certain financial performance milestones are met. At March 31, 2024, the related liability for the FourQ Acquisition was zero.
Unrecognized Tax Liabilities
As of March 31, 2024, while we have liabilities for unrecognized tax benefits of $7.6 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at March 31, 2024 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$619	$171	$33	$415	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Future Capital Requirements
Our future capital requirements will depend on many factors, including our growth rate, strategic relationships and international operations, the timing and extent of spending to support research and development efforts, future merger and acquisition activities, repurchase or refinancing of our existing indebtedness, and the continuing market acceptance of our solutions. From time to time, we have required, and may in the future require or opportunistically raise, additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$50,425	$22,867
Net cash provided by investing activities	$20,990	$8,999
Net cash used in financing activities	$(10,925)	$(10,233)
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
For the quarter ended March 31, 2024, cash provided by operations was $50.4 million, resulting from net non-cash expenses of approximately $24.6 million, net income of $14.8 million, and net cash flows provided as a result of changes in operating assets and liabilities of $11.0 million. The $11.0 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$45.7 million decrease in accounts receivable primarily due to increased collections; and

•$2.4 million decrease in other assets due to a net decrease in prepaid commissions, partially offset by an increase in cloud computing costs.
These changes in our operating assets and liabilities were partially offset by the following:
•$14.8 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments;
•$11.8 million decrease in deferred revenue due to a decrease in billings resulting from a decrease in bookings;
•$6.8 million decrease in accounts payable due to timing of payments;
•$2.0 million net increase in prepaid expenses and other current assets related to insurance and software subscriptions; and
•$1.7 million decrease in operating lease liabilities.
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
For the quarter ended March 31, 2024, cash provided by investing activities was $21.0 million primarily as a result of the following:
•$27.7 million of proceeds from maturities, net of purchases of marketable securities; and
•$6.5 million for capitalized software development costs.
For the quarter ended March 31, 2023, cash provided by investing activities was $9.0 million as a result of the following:
•$17.6 million of proceeds from maturities of marketable securities, net of purchases; partially offset by
•$6.9 million for capitalized software development costs; and
•$1.7 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the quarter ended March 31, 2024, cash used in financing activities was $10.9 million primarily for acquisitions of common stock for tax withholding obligations.
For the quarter ended March 31, 2023, cash used in financing activities was $10.2 million primarily as a result of the following:

•$12.4 million for acquisitions of common stock for tax withholding obligations, partially offset by
•$2.4 million of proceeds from exercises of stock options.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2024, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We had cash and cash equivalents and marketable securities of $1.2 billion at March 31, 2024. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, commercial paper, U.S. treasury securities, corporate bonds, and U.S. government agencies.
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

Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $3.4 million or increased by $3.4 million, respectively, our cash balances at March 31, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events such as the war in Ukraine may create heightened risks of cyber attacks for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
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
We incur significant expenses in our efforts to minimize the risks presented by security breaches and incidents, including deploying additional personnel and protection technologies, training employees annually, engaging in phishing simulation exercises, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to counter emerging risks and threats and to address certain other identified matters, and we anticipate being required to make substantial additional investments in our cybersecurity measures. If a high profile security breach or incident occurs with respect to another Software as a Service (“SaaS”) provider or other technology company, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any actual or perceived security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including phishing attacks targeting our employees, web application and infrastructure attacks, and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies including AI/ML, and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We may experience security breaches and incidents introduced through the tools and services we use. We continuously monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent and detect security breaches and incidents, including those relating to tools and services provided by third parties. However, there can be no assurance that our defensive measures will prevent cyber attacks or other security breaches or incidents, or allow us to identify, remediate, or otherwise respond to them in a timely or effective manner. Any such attacks, breaches or incidents, or perception that any have occurred, could damage our brand and reputation and negatively impact our business.
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
The year ended December 31, 2023 was our first profitable full fiscal year. However, we may not achieve or maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million and $115.2 million for the years ended December 31, 2022, and 2021, respectively. We had an accumulated deficit of $200.5 million at March 31, 2024. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2024, we had goodwill and intangible assets with a net book value of $522.8 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 29% and 28% of our revenues from sales outside the U.S. in the quarter ended March 31, 2024 and 2023, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., such as our acquisition of Rimilia

Holdings Ltd. or our acquisition of FourQ Systems, Inc. may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and in many other jurisdictions where we offer our products. Following the European Union’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global regulatory landscape relating to privacy, data protection, and cybersecurity has grown increasingly complex and fragmented and is rapidly evolving. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, reputational harm, negative effects on our existing business and on our ability to attract and retain new customers, and increased potential exposure to regulatory enforcement, litigation, and/or financial penalties for non-compliance. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area (“EEA”) to the U.S. This ruling from the CJEU and recent rulings from various European Union (“EU”) member state data protection authorities have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the U.S. and certain other countries outside the EEA.

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
As of March 31, 2024, we had $250.0 million aggregate principal amount of our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) outstanding and $1.150 billion aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of either series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. As of March 31, 2024, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of either series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
On February 20, 2024, Thomas Unterman, our Lead Independent Director, adopted a “Rule 10b5-1 trading arrangement”, as defined in Regulation S-K Item 408. The trading arrangement provided for the sale, from time to time, of an aggregate of up to 50,000 shares of our common stock, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). On May 1, 2024, Mr. Unterman terminated that 10b5-1 Plan before any trades were executed under it.
On March 6, 2024, Mark Partin, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 140,956 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025 or earlier if all transactions under the trading arrangement have been completed.
On March 8, 2024, Karole Morgan-Prager, our Chief Legal and Administrative Officer, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 117,260 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 10, 2025 or earlier if all transactions under the trading arrangement have been completed.
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
Date: May 8, 2024

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: May 8, 2024

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2024