Form 10-Q
period 2024-06-30
BLACKLINE, INC.
filed 2024-08-07
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at August 2, 2024 was 62,175,084.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$616,629	$271,117
Marketable securities (amortized cost of $428,617 and $932,850 at June 30, 2024 and December 31, 2023, respectively)	428,461	933,355
Accounts receivable, net of allowances of $3,459 and $5,064 at June 30, 2024 and December 31, 2023, respectively	137,439	171,608
Prepaid expenses and other current assets	27,677	31,244
Total current assets	1,210,206	1,407,324
Capitalized software development costs, net	40,873	37,828
Property and equipment, net	11,791	14,867
Intangible assets, net	68,665	79,056
Goodwill	448,965	448,965
Operating lease right-of-use assets	18,245	19,173
Other assets	91,937	93,552
Total assets	$1,890,682	$2,100,765
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,083	$8,623
Accrued expenses and other current liabilities	51,924	59,690
Deferred revenue, current	311,256	320,133
Finance lease liabilities, current	469	778
Operating lease liabilities, current	4,035	4,108
Convertible senior notes, net, current	249,888	249,233
Total current liabilities	619,655	642,565
Finance lease liabilities, noncurrent	—	4
Operating lease liabilities, noncurrent	14,426	15,738
Convertible senior notes, net, noncurrent	890,979	1,140,608
Deferred tax liabilities, net	5,017	6,394
Deferred revenue, noncurrent	1,979	904
Other long-term liabilities	795	3,608
Total liabilities	1,532,851	1,809,821
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	32,068	30,063
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,171,009 and 61,515,105 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	622	615
Additional paid-in capital	451,737	474,863
Accumulated other comprehensive income (loss)	(561)	205
Accumulated deficit	(126,035)	(214,802)
Total stockholders' equity	325,763	260,881
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,890,682	$2,100,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscription and support	$151,787	$135,881	$301,288	$266,307
Professional services	8,719	8,693	16,679	17,251
Total revenues	160,506	144,574	317,967	283,558
Cost of revenues
Subscription and support	33,756	30,630	65,808	59,142
Professional services	6,592	6,486	13,637	13,245
Total cost of revenues	40,348	37,116	79,445	72,387
Gross profit	120,158	107,458	238,522	211,171
Operating expenses
Sales and marketing	60,248	62,749	121,359	124,680
Research and development	25,721	26,802	50,736	53,907
General and administrative	31,053	(148)	61,099	28,828
Restructuring costs	928	135	1,372	1,149
Total operating expenses	117,950	89,538	234,566	208,564
Income from operations	2,208	17,920	3,956	2,607
Other income (expense)
Interest income	14,065	12,542	29,425	23,207
Interest expense	(2,089)	(1,470)	(3,558)	(2,925)
Gain on extinguishment of convertible senior notes	65,112	—	65,112	—
Other income, net	77,088	11,072	90,979	20,282
Income before income taxes	79,296	28,992	94,935	22,889
Provision for income taxes	4,337	926	5,206	1,554
Net income	74,959	28,066	89,729	21,335
Net income attributable to redeemable non-controlling interest	524	320	962	405
Adjustment attributable to redeemable non-controlling interest	(2,255)	(3,103)	1,248	2,089
Net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841
Basic net income per share attributable to BlackLine, Inc.	$1.24	$0.51	$1.42	$0.31
Shares used to calculate basic net income per share	61,979	60,700	61,811	60,445
Diluted net income per share attributable to BlackLine, Inc.	$0.22	$0.45	$0.39	$0.30
Shares used to calculate diluted net income per share	72,522	71,801	72,708	71,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$74,959	$28,066	$89,729	$21,335
Other comprehensive loss:
Net change in unrealized gains (losses) on marketable securities, net of tax benefit of $— and $123, for the quarter and six months ended June 30, 2024, respectively, and $— for the quarter and six months ended June 30, 2023.	44	(1,200)	(538)	66
Foreign currency translation	(217)	(179)	(433)	(224)
Other comprehensive loss	(173)	(1,379)	(971)	(158)
Comprehensive income	74,786	26,687	88,758	21,177
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	524	320	962	405
Foreign currency translation attributable to redeemable non-controlling interest	(101)	(81)	(205)	(101)
Comprehensive income attributable to redeemable non-controlling interest	423	239	757	304
Comprehensive income attributable to BlackLine, Inc.	$74,363	$26,448	$88,001	$20,873
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2024	61,803	$618	$480,175	$(489)	$(200,470)	$279,834
Stock option exercises	94	1	2,321	—	—	2,322
Vesting of restricted stock units	179	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(1,403)	—	—	(1,403)
Stock-based compensation	—	—	23,879	—	—	23,879
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(72)	—	(72)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,255	—	74,435	76,690
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	122	1	2,632	—	—	2,633
Vesting of restricted stock units	439	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(12,384)	—	—	(12,384)
Stock-based compensation	—	—	43,364	—	—	43,364
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(766)	—	(766)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,248)	—	88,767	87,519
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763

	Quarter Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2023	60,478	$605	$396,403	$(231)	$(279,785)	$116,992
Stock option exercises	150	2	4,691	—	—	4,693
Vesting of restricted stock units	203	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(1,019)	—	—	(1,019)
Stock-based compensation	—	—	20,852	—	—	20,852
Other comprehensive loss	—	—	—	(1,298)	—	(1,298)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	3,103	—	27,746	30,849
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	359	4	11,911	—	—	11,915
Vesting of restricted stock units	455	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(13,422)	—	—	(13,422)
Stock-based compensation	—	—	41,921	—	—	41,921
Other comprehensive loss	—	—	—	(57)	—	(57)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,089)	—	20,930	18,841
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$87,519	$18,841
Net income and adjustment attributable to redeemable non-controlling interest (Note 3)	2,210	2,494
Net income	89,729	21,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,300	24,350
Change in fair value of contingent consideration	—	(22,429)
Amortization of debt issuance costs	2,679	2,741
Stock-based compensation	41,288	40,386
Gain on extinguishment of convertible senior notes	(65,112)	—
Noncash lease expense	3,110	3,192
Accretion of purchase discounts on marketable securities, net	(15,261)	(15,768)
Net foreign currency (gains) losses	(157)	902
Deferred income taxes	(1,255)	(52)
Provision for (benefit from) credit losses	7	(19)
Changes in operating assets and liabilities:
Accounts receivable	33,995	20,701
Prepaid expenses and other current assets	3,524	(3,956)
Other assets	1,609	395
Accounts payable	(6,543)	(6,082)
Accrued expenses and other current liabilities	(10,896)	(13,227)
Deferred revenue	(7,802)	1,025
Operating lease liabilities	(3,241)	(3,512)
Lease incentive receipts	—	240
Other long-term liabilities	149	(2,804)
Net cash provided by operating activities	91,123	47,418
Cash flows from investing activities
Purchases of marketable securities	(396,104)	(725,120)
Proceeds from maturities of marketable securities	591,500	693,300
Proceeds from sales of marketable securities	324,098	—
Capitalized software development costs	(12,087)	(12,318)
Purchases of property and equipment	(976)	(2,829)
Net cash provided by (used in) investing activities	506,431	(46,967)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	662,641	—
Partial repurchase of convertible senior notes	(848,519)	—
Purchase of capped calls related to convertible senior notes	(59,738)	—
Principal payments under finance lease obligations	(516)	(485)
Proceeds from exercises of stock options	2,638	11,920
Proceeds from employee stock purchase plan	4,249	5,291
Acquisition of common stock for tax withholding obligations	(12,384)	(13,422)
Net cash provided by (used in) financing activities	(251,629)	3,304
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(421)	(207)
Net increase in cash, cash equivalents, and restricted cash	345,504	3,548
Cash, cash equivalents, and restricted cash, beginning of period	271,363	201,207
Cash, cash equivalents, and restricted cash, end of period	$616,867	$204,755
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$616,629	$204,514
Restricted cash included within other assets at end of period	238	241
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$616,867	$204,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2024	2023
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$2,079	$1,818
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,166	$927
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$140	$108
Leasehold improvements paid directly by landlord	$—	$271
Debt issuance costs included in accounts payable and accrued expenses at end of period	$663	$—
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
The Company is headquartered in Woodland Hills, California. The Company has other local offices in Pleasanton, California; New York, New York; and Westport, Connecticut, as well as international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of the 0.125% Convertible Senior Notes due in 2024, 0.00% Convertible Senior Notes due in 2026, and 1.00% Convertible Senior Notes due in 2029, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at June 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements for the quarter and six months ended June 30, 2024, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$33,900	$29,152	$30,063	$23,895
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	524	320	962	405
Foreign currency translation	(101)	(81)	(205)	(101)
Adjustment to redeemable non-controlling interest	(2,255)	(3,103)	1,248	2,089
Balance at end of period	$32,068	$26,288	$32,068	$26,288

Note 4 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(73,667)	63,701
Customer relationships	26,779	(22,808)	3,971
Defensive patent	2,333	(1,340)	993
	$182,457	$(113,792)	$68,665

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(66,900)	70,468
Customer relationships	26,779	(19,342)	7,437
Defensive patent	2,333	(1,182)	1,151
	$182,457	$(103,401)	$79,056
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2023	$448,965
Additions from acquisitions	—
Balance at June 30, 2024	$448,965
Note 5 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$275,644	$—	$(109)	$275,535
Commercial paper	110,178	—	(2)	110,176
U.S. government agencies	42,795	—	(45)	42,750
	$428,617	$—	$(156)	$428,461

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$523,344	$737	$(107)	$523,974
Commercial paper	241,428	1	—	241,429
U.S. government agencies	168,078	2	(128)	167,952
	$932,850	$740	$(235)	$933,355

The Company’s marketable securities as of June 30, 2024 have a contractual maturity of less than two years. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Maturing within 1 year	$416,618	$416,475
Maturing between 1 and 2 years	11,999	11,986
	$428,617	$428,461
Refer to “Note 6 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income, which totaled $6.7 million and $15.3 million for the quarter and six months ended June 30, 2024, and $8.3 million and $15.8 million for the quarter and six months ended June 30, 2023, respectively.
Net gains and losses are determined using the specific identification method. During the quarters and six months ended June 30, 2024 and 2023, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $308.7 million and $286.6 million, and unrealized losses of $0.2 million and $0.2 million, at June 30, 2024 and December 31, 2023, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at June 30, 2024 and December 31, 2023, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of June 30, 2024 or December 31, 2023.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $87.1 million and $89.9 million at June 30, 2024 and December 31, 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued salaries and employee benefits	$27,468	$33,344
Accrued income and other taxes payable	9,942	9,408
Accrued restructuring costs	796	1,569
Other accrued expenses and current liabilities	13,718	15,369
	$51,924	$59,690
Note 6 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. treasury securities	$105,687	$—	$—	$105,687
Money market funds	437,369	—	—	437,369
Commercial paper	—	—	—	—
Marketable securities
U.S. treasury securities	275,535	—	—	275,535
Commercial paper	—	110,176	—	110,176
U.S. government agencies	—	42,750	—	42,750
Total assets	$818,591	$152,926	$—	$971,517
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$148,298	$—	$—	$148,298
Commercial paper	—	38,926	—	38,926
U.S. government agencies	—	19,987	—	19,987
Marketable securities
U.S. treasury securities	523,974	—	—	523,974
Commercial paper	—	241,429	—	241,429
U.S. government agencies	—	167,952	—	167,952
Total assets	$672,272	$468,294	$—	$1,140,566
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning fair value	$—	$44,655	$—	$41,549
Additions in the period	—	—	—	—
Change in fair value	—	(25,535)	—	(22,429)
Ending fair value	$—	$19,120	$—	$19,120
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
As a condition of the acquisition of FourQ Systems, Inc. (“FourQ”) that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At June 30, 2024, the related liability for the FourQ Acquisition was zero.

Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 7 – Convertible Senior Notes
2024 Notes
As of June 30, 2024, the Company had $250.0 million aggregate principal amount of our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) outstanding. On August 1, 2024, the scheduled maturity date of the 2024 Notes, the Company repaid the total outstanding $250.0 million aggregate principal amount of the 2024 Notes with cash on hand. Refer to Note 15 - “Subsequent Events,” for further discussion on the repayment. As of June 30, 2024, the 2024 Notes consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Liability:
Principal	$250,000	$250,000
Unamortized debt issuance costs	(112)	(767)
Net carrying amount(1)	$249,888	$249,233
(1) Net carrying amount as of June 30, 2024 presented within total current liabilities on the condensed consolidated balance sheet.
The effective interest rate of the 2024 Notes, excluding the conversion option, was 0.65%.
The Company carried the 2024 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2024 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2024 Notes, based on a market approach at June 30, 2024, was approximately $226.9 million, which represents a Level 2 valuation.
During the quarter ended June 30, 2024, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense. During the quarter ended June 30, 2023, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.
During the six months ended June 30, 2024, the Company recognized $0.7 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense. During the six months ended June 30, 2023, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense.
The 2024 Notes were convertible at June 30, 2024 and remained convertible until the close of business on the second scheduled trading day immediately preceding the maturity date.
In connection with the offering of the 2024 Notes, the Company entered into privately negotiated capped call transactions (the “2024 Capped Calls”). There have been no changes to the condition of the 2024 Capped Calls since December 31, 2023, and the 2024 Capped Calls were still outstanding as of June 30, 2024.
2026 Notes
In connection with the issuance of the 2029 convertible senior notes in May 2024 (see “2029 Notes” below), the Company used approximately $662.6 million of the net proceeds from the offering of the 2029 Notes, as well as liquid investments on hand of $185.9 million to repurchase $919.8 million aggregate principal amount of the outstanding 2026 Notes (the “2026 Notes”). The difference between the consideration paid and the carrying value of the repurchased 2026 Notes, inclusive of any unamortized debt issuance costs, was recognized as a gain on extinguishment of $65.1 million in other income in the unaudited condensed consolidated statement of operations for the quarter and six months ended June 30, 2024.
As of June 30, 2024, the Company had $230.2 million aggregate principal amount of our 0.00% 2026 Notes outstanding. The 2026 Notes consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Liability:
Principal	$230,196	$1,150,000
Unamortized debt issuance costs	(1,457)	(9,392)
Net carrying amount	$228,739	$1,140,608
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37%.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at June 30, 2024, was approximately $210.8 million, which represents a Level 2 valuation.
During the quarter and six months ended June 30, 2024 the Company recognized interest expense related to the amortization of debt issuance costs of $0.7 million and $1.8 million, respectively. During the quarter and six months ended June 30, 2023, the Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $2.1 million, respectively.
The 2026 Notes were not convertible at June 30, 2024. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”). Apart from the partial extinguishment, there have been no changes to the condition of the 2026 Notes since December 31, 2023, and the 2026 Capped Calls were unchanged and still outstanding as of June 30, 2024.
2029 Notes
On May 24, 2024 and June 5, 2024, the Company issued $600.0 million aggregate principal amount, and additional aggregate principal amount in connection with the initial purchasers’ option of $75.0 million, respectively, of 1.00% Convertible Senior Notes due 2029 (the “2029 Notes” and, together with the 2024 Notes and the 2026 Notes, the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The 2029 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).
Interest on the 2029 Notes is payable semi-annually in cash at a rate of 1.00% per annum on June 1 and December 1 of each year, beginning on December 1, 2024. The 2029 Notes will mature on June 1, 2029, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
The initial conversion rate of the 2029 Notes is 14.6047 shares of common stock per $1,000 principal amount of the 2029 Notes, equivalent to an initial conversion price of approximately $68.47 per share of common stock.
The conversion rate is subject to adjustment for certain events. Upon conversion, the Company will pay, or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
Prior to the close of business on the business day immediately preceding March 1, 2029, the 2029 Notes will be convertible only under the following circumstances:
(1)    during any calendar quarter commencing after the calendar quarter ending on September 30, 2024, and only during such calendar quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day;

(2)    during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day;
(3)    if the Company calls any or all of the 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)    upon the occurrence of specified corporate events set forth in the 2029 Indenture.
If the Company undergoes a fundamental change, as described in the 2029 Indenture, prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The 2029 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
The 2029 Indenture contains customary events of default with respect to the 2029 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2029 Notes shall, declare all principal and accrued and unpaid interest, if any, of the 2029 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of, and accrued and unpaid interest on the 2029 Notes will automatically become due and payable.
The 2029 Notes consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Liability:
Principal	$675,000	$—
Unamortized debt issuance costs	(12,760)	—
Net carrying amount	$662,240	$—
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40%.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at June 30, 2024, was approximately $653.2 million, which represents a Level 2 valuation.
During the quarter and six months ended June 30, 2024 the Company recognized $0.3 million and $0.7 million of coupon interest expense related to the amortization of debt issuance costs.
The 2029 Notes were not convertible at June 30, 2024.
In connection with the offering of the 2029 Notes, the Company entered into capped call transactions (the “2029 Capped Calls” and together with the 2024 and 2026 Capped Calls, the “Capped Calls”) with certain counterparties at a cost of approximately $59.7 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying unaudited condensed consolidated financial statements.
Under the 2029 Capped Calls, the Company purchased capped call options that initially cover in the aggregate the total number of shares of the Company’s common stock that initially underlie the 2029 Notes, with an exercise price equal to the initial conversion price of the 2029 Notes, and a cap price of $92.17 per share of common stock, subject to certain adjustments under the terms of the 2029 Capped Calls.
By entering into the 2029 Capped Calls, the Company expects to reduce the potential dilution to its common stock upon any conversion of the 2029 Notes (or, in the event a conversion of the 2029 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2029 Notes, the market value per share of its common stock exceeds the conversion price of the 2029 Notes, with such reduction subject to the cap price.
The cost of the 2029 Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the 2029 Capped Calls into the 2029 Notes for tax purposes.
Note 8 – Restructuring Costs
The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the quarter and six months ended June 30, 2024 (in thousands):

	Quarter Ended June 30, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of March 31, 2024	$624	$3	$627
Restructuring charges	928	—	928
Cash payments and adjustments	(756)	(3)	(759)
Accrual balance as of June 30, 2024	$796	$—	$796

	Six Months Ended June 30, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December, 31, 2023	$1,562	$7	$1,569
Restructuring charges	1,372	—	1,372
Cash payments and adjustments	(2,138)	(7)	(2,145)
Accrual balance as of June 30, 2024	$796	$—	$796
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the periods of adjustments.
As of June 30, 2024, the Company incurred cumulative costs of $11.2 million and $5.0 million related to the fiscal 2023 restructuring program and fiscal 2022 restructuring program, respectively. The Company does not anticipate incurring material additional expenses.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$2,973	$2,770	$4,935	$5,122
Sales and marketing	6,629	6,182	12,423	12,665
Research and development	3,499	3,708	6,350	7,532
General and administrative	9,625	7,288	17,580	15,067
	$22,726	$19,948	$41,288	$40,386
For the quarters ended June 30, 2024 and 2023, stock-based compensation capitalized as an asset was $1.2 million and $1.0 million, respectively.
For the six months ended June 30, 2024 and 2023, stock-based compensation capitalized as an asset was $2.1 million and $1.8 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2023	1,693
Granted	—
Exercised	(131)
Forfeited/canceled	(60)
Outstanding at June 30, 2024	1,502
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2023	2,208
Granted	1,603
Vested	(597)
Forfeited/canceled	(207)
Nonvested at June 30, 2024	3,007
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2023	113
Granted	206
Performance adjustment	(62)
Vested	(51)
Forfeited/canceled	(8)
Nonvested at June 30, 2024	198
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2023	235
Granted	147
Accounting grant dates established	(133)
Vested	—
Forfeited/canceled	(5)
Nonvested at June 30, 2024	244
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2023	—
Granted	202
Vested	—
Forfeited/canceled	—
Nonvested at June 30, 2024	202
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

For the quarters ended June 30, 2024 and 2023, the Company recorded $4.3 million and $0.9 million in income tax expense, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded $5.2 million and $1.6 million in income tax expense, respectively. The increase in income tax expense for both the quarter and six months ended June 30, 2024 compared to the quarter and six months ended June 30, 2023, resulted primarily from $3.0 million tax expense associated with the gain on the partial extinguishment of the 2026 Notes, along with changes in the mix of profitable foreign jurisdictions.
For purposes of calculating its income tax attributed to continuing operations, the Company continued to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. However, given the Company's recent earnings, the Company believes that there is a reasonable possibility that, in the near term, sufficient positive evidence may become available that supports the release of a portion of the Company's valuation allowance, which would result in the recognition of certain U.S. deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that the Company can achieve.
Note 11 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841
Denominator:
Weighted average shares	61,979	60,700	61,811	60,445
Basic net income per share attributable to BlackLine, Inc.	$1.24	$0.51	$1.42	$0.31

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841
Interest expense, net of taxes	1,707	1,458	3,101	2,897
Gain on extinguishment of convertible senior notes, net of taxes	(62,147)	—	(62,147)	—
Net income attributable to BlackLine, Inc. for diluted calculation	$16,250	$32,307	$28,473	$21,738
Denominator:
Weighted average shares	61,979	60,700	61,811	60,445
Dilutive effect of securities	635	777	781	1,032
Dilutive effect of convertible senior notes	9,908	10,324	10,116	10,324
Shares used to calculate diluted net income per share	72,522	71,801	72,708	71,801
Diluted net income per share attributable to BlackLine, Inc.	$0.22	$0.45	$0.39	$0.30

The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options - service-only vesting conditions	511	695	350	1,532
Restricted stock units - service-only vesting conditions	2,478	2,330	1,926	2,335
Restricted stock units - performance and service conditions	64	—	36	32
Restricted stock units - market and service conditions	181	—	103	—
Restricted stock units - performance, market, and service conditions	—	139	—	147
Total shares excluded from net income per share	3,234	3,164	2,415	4,046
For the quarter and six months ended June 30, 2024, the Capped Calls impact the number of shares that may be issued, up to approximately 4.7 million shares, 2.0 million shares, and 12.8 million for the 2024 Notes, 2026 Notes, and 2029 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
For the quarter and six months ended June 30, 2023, the Capped Calls impact the number of shares that may be issued, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $217.5 million and $195.2 million was recognized during the six months ended June 30, 2024 and 2023, respectively, that was previously included in the deferred revenue balance at December 31, 2023 and 2022, respectively.
Contracted but unrecognized revenue was $847.8 million at June 30, 2024, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$112,836	$104,052	$224,243	$204,064
International	47,670	40,522	93,724	79,494
	$160,506	$144,574	$317,967	$283,558
Note 15 – Subsequent Events
On August 1, 2024, the Company repaid the total outstanding $250.0 million aggregate principal amount and related $0.2 million of accrued interest pursuant to the terms of the 2024 Notes with existing cash on hand. Upon repayment, the 2024 Capped Calls expired.

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
At June 30, 2024, we had 396,366 individual users across 4,435 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the six months ended June 30, 2024. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2023 and during the six months ended June 30, 2024 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
For the quarters ended June 30, 2024 and 2023, we had revenues totaling $160.5 million and $144.6 million, respectively. We generated net income attributable to BlackLine, Inc. of $76.7 million and $30.8 million for the quarters ended June 30, 2024 and 2023, respectively.
For the six months ended June 30, 2024 and 2023, we had revenues totaling $318.0 million and $283.6 million, respectively. We generated net income attributable to BlackLine, Inc. of $87.5 million and $18.8 million for the six months ended June 30, 2024 and 2023, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession, inflation or rising interest rates, an economic downturn in the United States (“U.S.”) or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, has and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. In recent quarters, as a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Jun. 30, 2023	Sep. 30, 2023	Dec 31, 2023	Mar. 31, 2024	Jun. 30, 2024
Dollar-based net revenue retention rate	106%	105%	106%	105%	104%
Number of customers	4,279	4,368	4,398	4,411	4,435
Number of users	377,585	381,892	386,814	387,050	396,366
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2024, our dollar-based net revenue retention rate marginally declined from the quarter ended March 31, 2024 due to attrition. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2024 and 2023, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
GAAP gross profit	$120,158	$107,458	$238,522	$211,171
GAAP gross margin	74.9%	74.3%	75.0%	74.5%
GAAP operating income	$2,208	$17,920	$3,956	$2,607
GAAP operating margin	1.4%	12.4%	1.2%	0.9%
GAAP net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841
Diluted net income per share attributable to BlackLine, Inc.	$0.22	$0.45	$0.39	$0.30

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP gross profit	$127,232	$113,885	$251,628	$223,557
Non-GAAP gross margin	79.3%	78.8%	79.1%	78.8%
Non-GAAP operating income	$31,731	$19,324	$58,531	$34,889
Non-GAAP operating margin	19.8%	13.4%	18.4%	12.3%
Non-GAAP net income attributable to BlackLine, Inc.	$42,928	$30,728	$83,003	$55,828
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.58	$0.41	$1.11	$0.75
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for amortization of acquired developed technology, stock-based compensation, and transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses). Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross profit and non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.

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
Non-GAAP Net Income (Loss) Attributable to BlackLine and Diluted Non-GAAP Net Income (Loss) Per Share Attributable to BlackLine, Inc. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”), 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”), and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2024 and 2026 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, restructuring costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income (loss) per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income (loss) between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$120,158	$107,458	$238,522	$211,171
Amortization of acquired developed technology	3,383	2,980	6,767	5,929
Stock-based compensation	3,653	3,273	6,249	6,070
Transaction-related costs	38	174	90	387
Total non-GAAP gross profit	$127,232	$113,885	$251,628	$223,557
Gross margin	74.9%	74.3%	75.0%	74.5%
Non-GAAP gross margin	79.3%	78.8%	79.1%	78.8%
Non-GAAP Operating Income:
Operating income	$2,208	$17,920	$3,956	$2,607
Amortization of intangible assets	5,195	5,134	10,391	10,219
Stock-based compensation	23,406	20,451	42,602	41,334
Change in fair value of contingent consideration	—	(25,535)	—	(22,429)
Transaction-related costs	(6)	1,219	210	2,009
Restructuring costs	928	135	1,372	1,149
Total non-GAAP operating income	$31,731	$19,324	$58,531	$34,889
GAAP operating margin	1.4%	12.4%	1.2%	0.9%
Non-GAAP operating margin	19.8%	13.4%	18.4%	12.3%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841
Provision for income taxes	2,902	286	2,319	105
Amortization of intangible assets	5,195	5,134	10,391	10,219
Stock-based compensation	23,292	20,364	42,377	41,104
Amortization of debt issuance costs	1,294	1,379	2,679	2,741
Change in fair value of contingent consideration	—	(25,535)	—	(22,429)
Transaction-related costs	(6)	1,219	210	2,009
Restructuring costs	928	135	1,372	1,149
Adjustment to redeemable non-controlling interest	(2,255)	(3,103)	1,248	2,089
Gain on extinguishment of convertible senior notes	(65,112)	—	(65,112)	—
Total non-GAAP net income attributable to BlackLine, Inc.	$42,928	$30,728	$83,003	$55,828

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues
Subscription and support	$151,787	$135,881	$301,288	$266,307
Professional services	8,719	8,693	16,679	17,251
Total revenues	160,506	144,574	317,967	283,558
Cost of revenues
Subscription and support	33,756	30,630	65,808	59,142
Professional services	6,592	6,486	13,637	13,245
Total cost of revenues	40,348	37,116	79,445	72,387
Gross profit	120,158	107,458	238,522	211,171
Operating expenses
Sales and marketing	60,248	62,749	121,359	124,680
Research and development	25,721	26,802	50,736	53,907
General and administrative	31,053	(148)	61,099	28,828
Restructuring costs	928	135	1,372	1,149
Total operating expenses	117,950	89,538	234,566	208,564
Income from operations	2,208	17,920	3,956	2,607
Other income (expense)
Interest income	14,065	12,542	29,425	23,207
Interest expense	(2,089)	(1,470)	(3,558)	(2,925)
Gain on extinguishment of convertible senior notes	65,112	—	65,112	—
Other income, net	77,088	11,072	90,979	20,282
Income before income taxes	79,296	28,992	94,935	22,889
Provision for income taxes	4,337	926	5,206	1,554
Net income	74,959	28,066	89,729	21,335
Net income attributable to redeemable non-controlling interest	524	320	962	405
Adjustment attributable to redeemable non-controlling interest	(2,255)	(3,103)	1,248	2,089
Net income attributable to BlackLine, Inc.	$76,690	$30,849	$87,519	$18,841

Comparison of Quarters and Six Months Ended June 30, 2024 and 2023
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$151,787	$135,881	$15,906	12%	$301,288	$266,307	$34,981	13%
Professional services	8,719	8,693	26	—%	16,679	17,251	(572)	(3%)
Total revenues	$160,506	$144,574	$15,932	11%	$317,967	$283,558	$34,409	12%

	June 30,
	2024	2023
Dollar-based net revenue retention rate	104%	106%
Number of customers	4,435	4,279
Number of users	396,366	377,585
The increase in revenues for the quarter and six months ended June 30, 2024, compared to the quarter and six months ended June 30, 2023, was primarily from acquiring new customers, while existing customers grew from additional users and product expansion. The total number of customers and users at June 30, 2024, increased by 4% and 5%, respectively, as compared to June 30, 2023.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$33,756	$30,630	$3,126	10%	$65,808	$59,142	$6,666	11%
Professional services	6,592	6,486	106	2%	13,637	13,245	392	3%
Total cost of revenues	$40,348	$37,116	$3,232	9%	$79,445	$72,387	$7,058	10%
Gross margin	74.9%	74.3%			75.0%	74.5%
The increase in total cost of revenues for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was primarily due to the following:
•$2.0 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$0.8 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.5 million increase in salaries, benefits, and stock-based compensation.
The increase in total cost of revenues for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to the following:
•$4.9 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases; and
•$1.8 million increase in amortization of developed technology due to net additions to software placed into service.

Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$60,248	$62,749	$(2,501)	(4%)	$121,359	$124,680	$(3,321)	(3%)
Percentage of total revenues	37.5%	43.4%			38.2%	44.0%
The decrease in sales and marketing expenses for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was primarily due to the following:
•$1.7 million decrease in marketing expenses due to streamlined marketing efforts; and
•$0.9 million decrease in salaries, benefits, and stock-based compensation due to a decrease in headcount, partially offset by an increase in average salaries, commissions, and bonuses.

The decrease in sales and marketing expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to the following:
•$4.1 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount; and
•$1.7 million decrease in marketing expenses due to streamlined marketing efforts; partially offset by
•$1.0 million increase in professional fees;
•$0.6 million increase in sales-related events held in-person compared to virtual events in the prior year;
•$0.5 million increase in travel and entertainment to support in-person events; and
•$0.5 million increase in computer software expenses to support automation and scalability.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Research and development, gross	$31,913	$32,459	$(546)	(2%)	$62,486	$65,337	$(2,851)	(4%)
Capitalized internally developed software costs	(6,192)	(5,657)	(535)	9%	(11,750)	(11,430)	(320)	3%
Research and development, net	$25,721	$26,802	$(1,081)	(4%)	$50,736	$53,907	$(3,171)	(6%)
Percentage of total revenues	16.0%	18.5%			16.0%	19.0%
The decrease in research and development expenses for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was primarily due to the following:
•$0.9 million decrease in transaction-related costs related to the FourQ acquisition; and
•$0.5 million increase in capitalized software costs due to a focus on cloud-based solutions and development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses.
The decrease in research and development expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to the following:
•$2.0 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in average salaries from an increase in offshore headcount;
•$1.2 million decrease in transaction-related costs related to the FourQ acquisition; and
•$0.3 million increase in capitalized software costs due to enhanced functionality of our solutions and development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; partially offset by
•$0.5 million increase in computer software expenses to support business growth.
We remain committed to innovation and investing in artificial intelligence to enhance our platform and business.

General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$31,053	$(148)	$31,201	N/M	$61,099	$28,828	$32,271	112%
Percentage of total revenues	19.3%	(0.1%)			19.2%	10.2%
The increase in general and administrative expenses for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was primarily due to the following:
•$25.5 million increase in the period due to the decrease in the fair value of FourQ contingent consideration that occurred in the quarter ended June 30, 2023 (refer to “Note 6 - Fair Value Measurements”);
•$6.0 million increase in salaries, benefits, and stock-based compensation primarily related to an increase in average headcount and average salaries that includes strategic initiatives to support long-term growth; partially offset by
•$0.5 million decrease in depreciation and amortization primarily due to certain intangible assets being fully amortized; and
•$0.4 million decrease in costs related to internal strategic projects.
The increase in general and administrative expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to the following:
•$22.4 million increase due to the decrease in the fair value of FourQ contingent consideration that occurred in the six months ended June 30, 2023 (refer to “Note 6 - Fair Value Measurements”);
•$7.8 million increase in salaries, benefits, and stock-based compensation primarily related to an increase in average headcount and average salaries that includes strategic initiatives to support long-term growth;
•$1.9 million increase due to net foreign currency losses due to the strengthening of the U.S. Dollar across multiple currencies;
•$0.8 million increase in professional fees; and
•$0.4 million increase in computer software expenses to support automation and scalability; partially offset by
•$0.9 million decrease in depreciation and amortization primarily due to certain intangible assets being fully amortized; and
•$0.6 million decrease in costs related to internal strategic projects.
Restructuring costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Restructuring costs	$928	$135	$793	N/M	$1,372	$1,149	$223	19%
The increase in restructuring costs during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was due to additional one-time termination benefits for the fiscal 2023 restructuring program compared to lower additional one-time termination benefits for the fiscal 2022 restructuring program in the respective period. Refer to “Note 8 - Restructuring Costs” for additional information.
The increase in restructuring costs during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to additional one-time termination benefits for the fiscal 2023 restructuring program compared to lower additional one-time termination benefits for the fiscal 2022 restructuring program in the respective periods. Refer to “Note 8 - Restructuring Costs” for additional information.

Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income	$14,065	$12,542	$1,523	12%	$29,425	$23,207	$6,218	27%
The increase in interest income during the quarter and six months ended June 30, 2024, compared to the quarter and six months ended June 30, 2023, was due to increased average interest rates on our investments and cash balances and, to a lesser extent, an increase in average balances.
Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest expense	$2,089	$1,470	$619	42%	$3,558	$2,925	$633	22%
The increase in interest expense during the quarter and six months ended June 30, 2024, compared to the quarter and six months ended June 30, 2023, was primarily due to the amortization of debt issuance costs and cash interest expense related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense resulting from the partial repurchase of our 2026 Notes. Refer to “Note 7 - Convertible Senior Notes” for additional information.
Gain on extinguishment of convertible senior notes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Gain on extinguishment of convertible senior notes	$65,112	$—	$65,112	N/M	$65,112	$—	$65,112	N/M
The gain on extinguishment of convertible senior notes during the quarter and six months ended June 30, 2024 resulted from the partial repurchase of our 2026 Notes. Refer to “Note 7 - Convertible Senior Notes” for additional information.
Provision for income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,337	$926	$3,411	368%	$5,206	$1,554	$3,652	235%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended June 30, 2024, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended June 30, 2024 and 2023, we recorded $4.3 million and $0.9 million in income tax expense, respectively. For the six months ended June 30, 2024 and 2023, we recorded $5.2 million and $1.6 million in income tax expense, respectively. The increase in income tax expense for both the quarter and six months ended June 30, 2024 compared to the quarter and six months ended June 30, 2023, resulted primarily from a $3.0 million tax expense associated with the gain on the partial extinguishment of the 2026 Notes, along with changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At June 30, 2024, our principal sources of liquidity were an aggregate of $1.0 billion of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, commercial paper, U.S. treasury securities, and U.S. government agencies.

We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $1.2 billion aggregate principal amount of Notes outstanding at June 30, 2024, of which $250.0 million was repaid on August 1, 2024. We plan to, and believe we are able to, make all expected interest payments in the next 12 months.
In connection with the offering of the 2024 Notes, we entered into the 2024 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 3.4 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2024 Capped Calls have an initial strike price of $73.40 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes - and an initial cap price of $106.76 per share, subject to certain adjustments. As of June 30, 2024, all of the 2024 Capped Calls remained outstanding. The 2024 Capped Calls expired on August 1, 2024.
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. As of June 30, 2024, all of the 2026 Capped Calls remained outstanding.
In connection with the offering of the 2029 Notes, we entered into the 2029 Capped Calls with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. As of June 30, 2024, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
As of June 30, 2024, we have obligations totaling $18.9 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At June 30, 2024, we have $41.1 million of contractual obligations related to seven commitments, with $22.5 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are potentially obligated to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 related to our FourQ Acquisition if certain financial performance milestones are met. At June 30, 2024, the related liability for the FourQ Acquisition was zero.
Unrecognized Tax Liabilities
As of June 30, 2024, while we have liabilities for unrecognized tax benefits of $7.8 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at June 30, 2024 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$619	$204	$—	$415	$—

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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$91,123	$47,418
Net cash provided by (used in) investing activities	$506,431	$(46,967)
Net cash provided by (used in) financing activities	$(251,629)	$3,304
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, as applicable, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include a gain on extinguishment from the partial repurchase of our 2026 Notes, depreciation and amortization, stock-based compensation, changes in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, accretion of premiums on marketable securities, and deferred taxes.
For the six months ended June 30, 2024, cash provided by operations was $91.1 million, resulting from net income of $89.7 million and net cash flows provided as a result of changes in operating assets and liabilities of $10.8 million, partially offset by net non-cash expenses of approximately $9.4 million. The $10.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$34.0 million decrease in accounts receivable primarily due to increased collections;
•$3.5 million net decrease in prepaid expenses and other current assets primarily due to a decrease in accrued interest, amortization of prepaid balances, and lower capitalized commissions; and
•$1.6 million decrease in other assets due to a net decrease in prepaid commissions, partially offset by cloud computing costs.
These changes in our operating assets and liabilities were partially offset by the following:
•$10.9 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments;
•$7.8 million decrease in deferred revenue due to a decrease in billings resulting from a decrease in bookings;
•$6.5 million decrease in accounts payable due to timing of payments; and
•$3.2 million decrease in operating lease liabilities.

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
For the six months ended June 30, 2024, cash provided by investing activities was $506.4 million primarily as a result of the following:
•$519.5 million of proceeds from maturities and sales, net of purchases of marketable securities;
•$12.1 million for capitalized software development costs; and
•$1.0 million in purchases of property and equipment.
For the six months ended June 30, 2023, cash used in investing activities was $47.0 million as a result of the following:
•$31.8 million of purchases from maturities of marketable securities, net of proceeds;
•$12.3 million for capitalized software development costs; and
•$2.8 million in purchases of property and equipment.
Net Cash Provided By (Used In) Financing Activities
For the six months ended June 30, 2024, cash used in financing activities was $251.6 million primarily as a result of the following:
•$848.5 million for the partial repurchase of the 2026 Notes;
•$59.7 million for the purchase of the associated Capped Calls for the 2029 Notes; and
•$12.4 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$662.6 million of proceeds, net of debt issuance costs, from the issuance of the 2029 Notes;
•$4.2 million of proceeds from the employee stock purchase plan; and
•$2.6 million of proceeds from exercises of stock options.
For the six months ended June 30, 2023, cash provided by financing activities was $3.3 million primarily as a result of the following:
•$11.9 million of proceeds from exercises of stock options; and
•$5.3 million proceeds from the employee stock purchase plan; partially offset by
•$13.4 million for acquisitions of common stock for tax withholding obligations.
Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2024, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In March 2021, we issued $1.150 billion aggregate principal amount of the 2026 Notes and partially repurchased $919.8 million aggregate principal amount in May 2024. The 2026 Notes have a fixed annual interest rate of 0.0%; therefore, we do not have economic interest rate exposure with respect to the 2026 Notes. However, the fair value of the 2026 Notes is exposed to interest rate risk. In May 2024, we issued $675.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes have a fixed annual interest rate of 1.00%; therefore, we do not have economic interest rate exposure with respect to the 2029 Notes. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $1.0 billion at June 30, 2024. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, commercial paper, U.S. treasury securities, and U.S. government agencies.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian

Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by $3.3 million or increased by $3.3 million, respectively, our cash balances at June 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
•Interruptions or performance problems associated with the third-party software, SaaS applications or cloud providers upon which we rely to operate our business and deliver our software solutions may adversely affect our business and operating results.
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
Our growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on tools such as Excel, or that have already invested substantial personnel and financial resources to integrate on-premise or other software solutions into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on our strategic products. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles, particularly in the current macroeconomic environment. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
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
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends and changing customer preferences have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements. Even in the absence of unfavorable macroeconomic trends, changes in the size and mix of IT spend, such as favoring newer technologies like AI/ML at the expense of digital transformation, could negatively impact customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. The global economy has been, and continues to be, adversely affected by concerns of inflation and rising interest rates, adverse business conditions and liquidity concerns, as well as volatility and uncertainty in the banking and financial services sector. These general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, since the second quarter of 2022, we have observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent unfavorable conditions in the national and global economy persist or worsen, our business could be harmed as current and potential customers may reduce accounting, finance, and technology budgets and spending, or postpone or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations, may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing.
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
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain certain types of employees. For example, labor shortages have, at times, created greater competition for engineering talent, and we have had to expend additional resources to address the retention of such employees. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as workforce reductions we initiated in December 2022 and August 2023. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology and the introduction of products by our competitors or others incorporating new technologies, such as AI/ML, the emergence of new industry standards, or changes in customer requirements, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events such as the war in Ukraine may create heightened risks of cyber attacks for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third-party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. The legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (the “AI Act”), which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of artificial intelligence technologies. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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
Some of our competitors have greater name recognition, longer operating histories, more established customer and marketing relationships, larger marketing budgets and significantly greater resources than we do. They may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, some of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them.
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
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may be subject to approvals and conditions that are beyond our control. Consequently, these transactions, even if announced, may not be completed. In connection with a strategic transaction, we may:
•issue additional equity or convertible debt securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay;
•become subject to new or conflicting laws, regulations or legal requirements; or
•become subject to adverse tax consequences, substantial depreciation, and amortization, or deferred compensation charges.
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
The year ended December 31, 2023 was our first profitable full fiscal year. However, we may not achieve or maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million and $115.2 million for the years ended December 31, 2022, and 2021, respectively. We had an accumulated deficit of $126.0 million at June 30, 2024. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:

•development of our cloud-based platform, including investments in research and development, product innovation, including AI/ML technologies, to expand the features and functionality of our software solutions and improvements to the scalability and security of our platform;
•sales and marketing, including expansion of our direct sales force and enabling the selling of a wider breadth of specialized products and our relationships with technology vendors, professional services firms, business process outsourcers and resellers;
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2024, we had goodwill and intangible assets with a net book value of $517.6 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”) of $177.2 million and $127.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For example, California recently enacted legislation which suspends the use of NOLs for taxable years 2024, 2025, and 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.

Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP SolEx, for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. Additionally, while we continue to build relationships with a variety of third-party partners, to the extent that our partnership with SAP continues to expand, this partnership may be a deterrent to other potential partners.
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
We rely on third-party computer hardware and software that may cause errors or failure of our software solutions, or may be difficult to replace.
We rely on computer hardware purchased or leased and software licensed from third parties, including third-party SaaS applications, in order to deliver our software solutions. Errors or defects in third-party hardware or software used in our software solutions could result in errors or a failure, which could damage our reputation, impede our ability to provide our platform or process information, and adversely affect our business. Furthermore, certain third-party hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delaying or preventing our ability to provide our software solutions until equivalent technology is either developed by us or, if available, identified, obtained and integrated.
We rely on Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), Amazon Web Services (“AWS”) and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are currently migrating some of our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
We depend and rely upon SaaS applications from third parties to operate our business and provide our software solutions, and interruptions, outages, or performance problems with these technologies may adversely affect our business and operating results.
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

We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 29% and 28% of our revenues from sales outside the U.S. in the six months ended June 30, 2024 and 2023, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., such as our acquisition of Rimilia Holdings Ltd. or our acquisition of FourQ Systems, Inc. may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), are available for companies to make use of to legitimize personal data transfers to the U.S. from the EEA and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF and UK DPF Extension. However, the DPF has been subject to a legal challenge, and it and the UK DPF Extension may be subject to legal challenges in the future from privacy advocacy groups or others. The European Commission's adequacy decision regarding the DPF also provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, and other regions, an integral process of our business. Other countries such as China have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. Further, beginning in 2022, Section 174 of the Code eliminates the right to deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen years, respectively. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15%, which has been adopted by or is being considered by EU member states and certain other jurisdictions. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
As of June 30, 2024, we had $250.0 million aggregate principal amount of our 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) outstanding, $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”), and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2024 Notes and the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
Holders of each series of the Notes will have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the applicable indenture governing such Notes. In addition, upon conversion of the Notes of the applicable series, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such Notes being converted, as described in the applicable indenture governing such Notes. Moreover, we will be required to repay the Notes of the applicable series in cash at their respective maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered therefor or pay cash with respect to such series of Notes being converted or at their respective maturity. Our ability to repay or refinance the Notes will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Further, if any series of the Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
In addition, our ability to repurchase the Notes of the applicable series or to pay cash upon conversions of the Notes or at their respective maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase such Notes at a time when the repurchase is required by the applicable indenture governing such Notes or to pay cash upon conversions of such Notes or at their respective maturity as required by the applicable indenture governing such Notes would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture governing the Notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase such series of Notes or pay cash with respect to such series of Notes being converted or at maturity of such series of Notes, which could harm our business, results of operations, or financial conditions.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. The 2024 Convertible Notes became convertible on May 1, 2024 and were repaid on August 1, 2024. As of June 30, 2024, the conditional conversion features of the remaining Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are subject to counterparty risk with respect to the Capped Calls.
In connection with the issuance of the Notes, we entered into the Capped Calls with the counterparties with respect to each series of Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time prior to the respective maturity of the Notes (and are likely to do so on each exercise date of the Capped Calls). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as refinancing needs, the need to develop new features or enhance our existing solutions, or to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, from time to time we have engaged in, and we may in the future need to engage in, equity or debt financing to secure additional funds, or we may opportunistically decide to raise capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing or refinancing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of May 24, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-37924	4.1	May 24, 2024

4.2	Form of 1.00% Convertible Senior Notes due 2029 (included in Exhibit 4.1)	8-K	001-37924	4.2	May 24, 2024

10.1	Purchase Agreement, dated May 21, 2024, by and between the Company and Morgan Stanley & Co. LLC	8-K	001-37924	10.1	May 24, 2024

10.2	Form of Capped Call Confirmation	8-K	001-37924	10.2	May 24, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 7, 2024

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: August 7, 2024

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2024