Form 10-Q
period 2024-09-30
BLACKLINE, INC.
filed 2024-11-08
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at November 1, 2024 was 62,485,521.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$725,266	$271,117
Marketable securities (amortized cost of $120,973 and $932,850 at September 30, 2024 and December 31, 2023, respectively)	121,017	933,355
Accounts receivable, net of allowances of $2,582 and $5,064 at September 30, 2024 and December 31, 2023, respectively	136,497	171,608
Prepaid expenses and other current assets	30,449	31,244
Total current assets	1,013,229	1,407,324
Capitalized software development costs, net	43,327	37,828
Property and equipment, net	10,637	14,867
Intangible assets, net	63,646	79,056
Goodwill	448,965	448,965
Operating lease right-of-use assets	23,965	19,173
Other assets	91,391	93,552
Total assets	$1,695,160	$2,100,765
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,930	$8,623
Accrued expenses and other current liabilities	68,437	59,690
Deferred revenue, current	300,989	320,133
Finance lease liabilities, current	324	778
Operating lease liabilities, current	3,657	4,108
Convertible senior notes, net, current	—	249,233
Total current liabilities	377,337	642,565
Finance lease liabilities, noncurrent	55	4
Operating lease liabilities, noncurrent	21,753	15,738
Convertible senior notes, net, noncurrent	891,826	1,140,608
Deferred tax liabilities, net	4,847	6,394
Deferred revenue, noncurrent	1,197	904
Other long-term liabilities	604	3,608
Total liabilities	1,297,619	1,809,821
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	29,630	30,063
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,438,442 and 61,515,105 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	624	615
Additional paid-in capital	479,191	474,863
Accumulated other comprehensive income (loss)	(118)	205
Accumulated deficit	(111,786)	(214,802)
Total stockholders' equity	367,911	260,881
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,695,160	$2,100,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscription and support	$157,011	$142,054	$458,299	$408,361
Professional services	8,898	8,654	25,577	25,905
Total revenues	165,909	150,708	483,876	434,266
Cost of revenues
Subscription and support	34,667	30,793	100,475	89,935
Professional services	6,439	6,001	20,076	19,246
Total cost of revenues	41,106	36,794	120,551	109,181
Gross profit	124,803	113,914	363,325	325,085
Operating expenses
Sales and marketing	62,219	61,576	183,578	186,256
Research and development	25,649	26,722	76,385	80,629
General and administrative	28,216	18,026	89,315	46,854
Restructuring costs	356	8,664	1,728	9,813
Total operating expenses	116,440	114,988	351,006	323,552
Income (loss) from operations	8,363	(1,074)	12,319	1,533
Other income (expense)
Interest income	10,984	14,030	40,409	37,237
Interest expense	(2,677)	(1,489)	(6,235)	(4,414)
Gain on extinguishment of convertible senior notes	—	—	65,112	—
Other income, net	8,307	12,541	99,286	32,823
Income before income taxes	16,670	11,467	111,605	34,356
Provision for (benefit from) income taxes	2,101	(2,005)	7,307	(451)
Net income	14,569	13,472	104,298	34,807
Net income attributable to redeemable non-controlling interest	320	194	1,282	599
Adjustment attributable to redeemable non-controlling interest	(2,989)	1,355	(1,741)	3,444
Net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764
Basic net income per share attributable to BlackLine, Inc.	$0.28	$0.20	$1.69	$0.51
Shares used to calculate basic net income per share	62,250	61,101	61,958	60,666
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.19	$0.66	$0.49
Shares used to calculate diluted net income per share	73,970	72,102	73,131	71,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$14,569	$13,472	$104,298	$34,807
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of (provision for) benefit from taxes of $(11) and $112 for the quarter and nine months ended September 30, 2024, respectively, and $— for the quarter and nine months ended September 30, 2023	188	408	(350)	474
Foreign currency translation	486	(69)	53	(293)
Other comprehensive income (loss)	674	339	(297)	181
Comprehensive income	15,243	13,811	104,001	34,988
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	320	194	1,282	599
Foreign currency translation attributable to redeemable non-controlling interest	231	(31)	26	(132)
Comprehensive income attributable to redeemable non-controlling interest	551	163	1,308	467
Comprehensive income attributable to BlackLine, Inc.	$14,692	$13,648	$102,693	$34,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763
Stock option exercises	127	1	1,811	—	—	1,812
Vesting of restricted stock units	140	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,220)	—	—	(1,220)
Stock-based compensation	—	—	23,874	—	—	23,874
Other comprehensive income	—	—	—	443	—	443
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,989	—	14,249	17,238
Balance at September 30, 2024	62,438	$624	$479,191	$(118)	$(111,786)	$367,911

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	249	2	4,443	—	—	4,445
Vesting of restricted stock units	579	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(13,604)	—	—	(13,604)
Stock-based compensation	—	—	67,238	—	—	67,238
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(323)	—	(323)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,741	—	103,016	104,757
Balance at September 30, 2024	62,438	$624	$479,191	$(118)	$(111,786)	$367,911

	Quarter Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2023	60,947	$610	$429,320	$(1,529)	$(252,039)	$176,362
Stock option exercises	169	2	7,064	—	—	7,066
Vesting of restricted stock units	152	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(722)	—	—	(722)
Stock-based compensation	—	—	20,731	—	—	20,731
Other comprehensive income	—	—	—	370	—	370
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,355)	—	13,278	11,923
Balance at September 30, 2023	61,268	$613	$455,038	$(1,159)	$(238,761)	$215,731

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	528	6	18,975	—	—	18,981
Vesting of restricted stock units	607	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	116	1	5,290	—	—	5,291
Acquisition of common stock for tax withholding obligations	—	—	(14,144)	—	—	(14,144)
Stock-based compensation	—	—	62,652	—	—	62,652
Other comprehensive income	—	—	—	313	—	313
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(3,444)	—	34,208	30,764
Balance at September 30, 2023	61,268	$613	$455,038	$(1,159)	$(238,761)	$215,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$104,757	$30,764
Net income and adjustment attributable to redeemable non-controlling interest (Note 3)	(459)	4,043
Net income	104,298	34,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,225	37,274
Change in fair value of contingent consideration	—	(33,549)
Amortization of debt issuance costs	3,637	4,137
Stock-based compensation	63,911	60,465
Gain on extinguishment of convertible senior notes	(65,112)	—
Noncash lease expense	4,610	4,725
Accretion of purchase discounts on marketable securities, net	(18,115)	(24,999)
Net foreign currency losses	360	882
Deferred income taxes	(1,479)	(1,806)
Provision for (benefit from) credit losses	14	(17)
Changes in operating assets and liabilities:
Accounts receivable	35,765	20,445
Prepaid expenses and other current assets	4,351	(2,150)
Other assets	2,207	1,352
Accounts payable	(5,456)	(9,445)
Accrued expenses and other current liabilities	3,119	1,187
Deferred revenue	(18,851)	(1,265)
Operating lease liabilities	(4,400)	(5,235)
Lease incentive receipts	—	240
Other long-term liabilities	(42)	(2,604)
Net cash provided by operating activities	147,042	84,444
Cash flows from investing activities
Purchases of marketable securities	(396,104)	(982,465)
Proceeds from maturities of marketable securities	901,997	956,300
Proceeds from sales of marketable securities	324,098	—
Capitalized software development costs	(18,201)	(16,837)
Purchases of property and equipment	(1,370)	(3,927)
Acquisition, net of cash acquired	—	(11,367)
Net cash provided by (used in) investing activities	810,420	(58,296)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	661,979	—
Partial repurchase of convertible senior notes	(848,519)	—
Repayment of convertible senior notes	(250,000)	—
Purchase of capped calls related to convertible senior notes	(59,738)	—
Principal payments under finance lease obligations	(771)	(735)
Proceeds from exercises of stock options	3,038	18,987
Proceeds from employee stock purchase plan	4,249	5,291
Acquisition of common stock for tax withholding obligations	(13,604)	(14,144)
Net cash provided by (used in) financing activities	(503,366)	9,399
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	56	(271)
Net increase in cash, cash equivalents, and restricted cash	454,152	35,276
Cash, cash equivalents, and restricted cash, beginning of period	271,363	201,207
Cash, cash equivalents, and restricted cash, end of period	$725,515	$236,483
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$725,266	$236,248
Restricted cash included within other assets at end of period	249	235
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$725,515	$236,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$3,326	$2,628
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$2,185	$1,086
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$187	$4
Receivables from exercises of stock options, including tax withholdings	$3,511	$—
Leasehold improvements paid directly by landlord	$—	$271
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
Note 2 – Basis of Presentation, Significant Accounting Policies and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of contingent consideration, fair value of the 0.00% Convertible Senior Notes due in 2026 and 1.00% Convertible Senior Notes due in 2029, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at September 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2024, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Recently-issued accounting pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements. The Company does not intend to early adopt.
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

Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$32,068	$26,288	$30,063	$23,895
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	320	194	1,282	599
Foreign currency translation	231	(31)	26	(132)
Adjustment to redeemable non-controlling interest	(2,989)	1,355	(1,741)	3,444
Balance at end of period	$29,630	$27,806	$29,630	$27,806
Note 4 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,539	(77,027)	60,512
Customer relationships	26,779	(24,559)	2,220
Defensive patent	2,333	(1,419)	914
	$182,628	$(118,982)	$63,646

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(66,900)	70,468
Customer relationships	26,779	(19,342)	7,437
Defensive patent	2,333	(1,182)	1,151
	$182,457	$(103,401)	$79,056
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2023	$448,965
Additions from acquisitions	—
Balance at September 30, 2024	$448,965
Note 5 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities presented within current assets on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$99,726	$47	$(1)	$99,772
Commercial paper	10,448	—	—	10,448
U.S. government agencies	10,799	—	(2)	10,797
	$120,973	$47	$(3)	$121,017

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$523,344	$737	$(107)	$523,974
Commercial paper	241,428	1	—	241,429
U.S. government agencies	168,078	2	(128)	167,952
	$932,850	$740	$(235)	$933,355
The Company’s marketable securities as of September 30, 2024 have a contractual maturity of less than one year. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The fair values of available-for-sale securities, by remaining contractual maturity, were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Maturing within 1 year	$120,973	$121,017
Maturing between 1 and 2 years	—	—
	$120,973	$121,017
Refer to “Note 6 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income, which totaled $2.9 million and $18.1 million for the quarter and nine months ended September 30, 2024, and $9.2 million and $25.0 million for the quarter and nine months ended September 30, 2023, respectively.
Net gains and losses are determined using the specific identification method. During the quarters and nine months ended September 30, 2024 and 2023, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's accompanying condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $30.8 million and $286.6 million at September 30, 2024 and December 31, 2023, respectively, and unrealized losses were nominal and $0.2 million at September 30, 2024 and December 31, 2023, respectively. There were no marketable securities in a continuous loss position for greater than 12 months at September 30, 2024 and December 31, 2023, respectively.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of September 30, 2024 or December 31, 2023.

Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying condensed consolidated balance sheets and totaled $86.7 million and $89.9 million at September 30, 2024 and December 31, 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued salaries and employee benefits	$40,115	$33,344
Accrued income and other taxes payable	10,154	9,408
Accrued restructuring costs	47	1,569
Other accrued expenses and current liabilities	18,121	15,369
	$68,437	$59,690
Note 6 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$651,357	$—	$—	$651,357
Marketable securities
U.S. treasury securities	99,772	—	—	99,772
Commercial paper	—	10,448	—	10,448
U.S. government agencies	—	10,797	—	10,797
Total assets	$751,129	$21,245	$—	$772,374
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$148,298	$—	$—	$148,298
Commercial paper	—	38,926	—	38,926
U.S. government agencies	—	19,987	—	19,987
Marketable securities
U.S. treasury securities	523,974	—	—	523,974
Commercial paper	—	241,429	—	241,429
U.S. government agencies	—	167,952	—	167,952
Total assets	$672,272	$468,294	$—	$1,140,566
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following table summarizes the changes in the contingent consideration liability (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning fair value	$—	$19,120	$—	$41,549
Additions in the period	—	—	—	—
Change in fair value	—	(11,120)	—	(33,549)
Ending fair value	$—	$8,000	$—	$8,000
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
As a condition of the acquisition of FourQ Systems, Inc. (“FourQ”) that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At September 30, 2024, the related liability for the FourQ Acquisition was zero.
Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the unaudited condensed consolidated statements of operations.
Note 7 – Convertible Senior Notes
2024 Notes
On August 1, 2024, the scheduled maturity date of our 0.125% Convertible Senior Notes (the “2024 Notes”), the Company repaid the total outstanding $250.0 million aggregate principal amount and related $0.2 million of accrued interest pursuant to the terms of the 2024 Notes with cash on hand. The 2024 Notes consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Liability:
Principal	$—	$250,000
Unamortized debt issuance costs	—	(767)
Net carrying amount(1)	$—	$249,233
(1) Net carrying amount as of December 31, 2023 presented within total current liabilities on the condensed consolidated balance sheet.
The effective interest rate of the 2024 Notes, excluding the conversion option, was 0.65%.
The Company carried the 2024 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets.
During the quarter ended September 30, 2024, the Company recognized $0.1 million of interest expense related to the amortization of debt issuance costs and nominal coupon interest expense. During the quarter ended September 30, 2023, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.1 million of coupon interest expense.
During the nine months ended September 30, 2024, the Company recognized $0.8 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense. During the nine months ended September 30, 2023, the Company recognized $1.0 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense.

In connection with the offering of the 2024 Notes, the Company entered into privately negotiated capped call transactions (the “2024 Capped Calls”). All remaining Capped Calls associated with the 2024 Notes expired upon the maturity of the 2024 Notes on August 1, 2024.
2026 Notes
In connection with the issuance of the 2029 Convertible Senior Notes in May 2024 (see “2029 Notes” below), the Company used approximately $662.6 million of the net proceeds from the offering of the 2029 Notes, as well as liquid investments on hand of $185.9 million to repurchase $919.8 million aggregate principal amount of the outstanding 2026 Notes (the “2026 Notes”). The difference between the consideration paid and the carrying value of the repurchased 2026 Notes, inclusive of any unamortized debt issuance costs, was recognized as a gain on extinguishment of $65.1 million in other income in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.
As of September 30, 2024, the Company had $230.2 million aggregate principal amount of our 0.00% 2026 Notes outstanding. The 2026 Notes consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Liability:
Principal	$230,196	$1,150,000
Unamortized debt issuance costs	(1,242)	(9,392)
Net carrying amount	$228,954	$1,140,608
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37%.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at September 30, 2024, was approximately $215.7 million, which represents a Level 2 valuation.
During the quarter and nine months ended September 30, 2024 the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $2.0 million, respectively. During the quarter and nine months ended September 30, 2023, the Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $3.2 million, respectively.
The 2026 Notes were not convertible at September 30, 2024. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”). Apart from the partial extinguishment, there have been no changes to the condition of the 2026 Notes since December 31, 2023, and the 2026 Capped Calls were unchanged and still outstanding as of September 30, 2024.
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
The 2029 Notes consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Liability:
Principal	$675,000	$—
Unamortized debt issuance costs	(12,128)	—
Net carrying amount	$662,872	$—
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40%.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs on the accompanying condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at September 30, 2024, was approximately $708.1 million, which represents a Level 2 valuation.

During the quarter ended September 30, 2024, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
During the nine months ended September 30, 2024, the Company recognized $0.9 million of interest expense related to the amortization of debt issuance costs and $2.4 million of coupon interest expense.
The 2029 Notes were not convertible at September 30, 2024.
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
Note 8 – Restructuring Costs
The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the quarter and nine months ended September 30, 2024 (in thousands):

	Quarter Ended September 30, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of June 30, 2024	$796	$—	$796
Restructuring charges	356	—	356
Cash payments and adjustments	(1,105)	—	(1,105)
Accrual balance as of September 30, 2024	$47	$—	$47

	Nine Months Ended September 30, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December, 31, 2023	$1,562	$7	$1,569
Restructuring charges	1,728	—	1,728
Cash payments and adjustments	(3,243)	(7)	(3,250)
Accrual balance as of September 30, 2024	$47	$—	$47
All plan adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the periods of adjustments.
As of September 30, 2024, the Company incurred cumulative costs of $11.5 million and $5.0 million related to the fiscal 2023 restructuring program and fiscal 2022 restructuring program, respectively. The Company does not anticipate incurring material additional expenses.
Note 9 – Equity Awards
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$2,803	$2,695	$7,738	$7,817
Sales and marketing	6,745	6,123	19,168	18,788
Research and development	3,605	3,750	9,955	11,282
General and administrative	9,470	7,511	27,050	22,578
	$22,623	$20,079	$63,911	$60,465
For the quarters ended September 30, 2024 and 2023, stock-based compensation capitalized as an asset was $1.2 million and $0.8 million, respectively.
For the nine months ended September 30, 2024 and 2023, stock-based compensation capitalized as an asset was $3.3 million and $2.6 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2023	1,693
Granted	—
Exercised	(258)
Forfeited/canceled	(61)
Outstanding at September 30, 2024	1,374
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2023	2,208
Granted	1,776
Vested	(760)
Forfeited/canceled	(268)
Nonvested at September 30, 2024	2,956
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2023	113
Granted	206
Performance adjustment	(62)
Vested	(51)
Forfeited/canceled	(8)
Nonvested at September 30, 2024	198
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2023	235
Granted	147
Accounting grant dates established	(133)
Vested	—
Forfeited/canceled	(5)
Nonvested at September 30, 2024	244

Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2023	—
Granted	202
Vested	—
Forfeited/canceled	—
Nonvested at September 30, 2024	202
Note 10 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the United States (“U.S.”) federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance for income taxes.
For the quarters ended September 30, 2024 and 2023, the Company recorded $2.1 million income tax expense and $2.0 million income tax benefit, respectively. The income tax expense for the quarter ended September 30, 2024 compared to the income tax benefit for the quarter ended September 30, 2023 resulted primarily from the 2023 release of $1.7 million existing valuation allowance in connection with the Data Interconnect Acquisition and changes in the mix of profitable jurisdictions.
For the nine months ended September 30, 2024 and 2023, the Company recorded $7.3 million income tax expense and $0.5 million income tax benefit, respectively. The income tax expense for the nine months ended September 30, 2024 compared to the income tax benefit for the nine months ended September 30, 2023 resulted primarily from the 2024 $3.0 million tax expense associated with the gain on the partial extinguishment of the 2026 Notes, the 2023 release of $1.7 million existing valuation allowance in connection with the Data Interconnect Acquisition, and changes in the mix of profitable jurisdictions.
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

Note 11 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764
Denominator:
Weighted average shares	62,250	61,101	61,958	60,666
Basic net income per share attributable to BlackLine, Inc.	$0.28	$0.20	$1.69	$0.51

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764
Interest expense, net of taxes	2,398	1,475	5,499	4,372
Gain on extinguishment of convertible senior notes, net of taxes	—	—	(62,147)	—
Net income attributable to BlackLine, Inc. for diluted calculation	$19,636	$13,398	$48,109	$35,136
Denominator:
Weighted average shares	62,250	61,101	61,958	60,666
Dilutive effect of securities	477	677	679	912
Dilutive effect of convertible senior notes	11,243	10,324	10,494	10,324
Shares used to calculate diluted net income per share	73,970	72,102	73,131	71,902
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.19	$0.66	$0.49
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options - service-only vesting conditions	491	620	397	1,225
Restricted stock units - service-only vesting conditions	2,653	1,915	2,170	2,193
Restricted stock units - performance and service conditions	73	—	49	21
Restricted stock units - market and service conditions	202	—	137	—
Restricted stock units - performance, market, and service conditions	—	—	—	97
Total shares excluded from net income per share	3,419	2,535	2,753	3,536
For the quarter and nine months ended September 30, 2024, the Capped Calls impact the number of shares that may be issued, up to approximately 2.0 million shares and 12.8 million for the 2026 Notes and 2029 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.
For the quarter and nine months ended September 30, 2023, the Capped Calls impact the number of shares that may be issued, up to approximately 4.7 million shares and 9.9 million shares for the 2024 Notes and 2026 Notes, respectively, if certain corporate events occur prior to the maturity dates or if the Company issues a notice of redemption.

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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 13 – Unearned Revenue and Performance Obligations
Revenue totaling $283.5 million and $248.3 million was recognized during the nine months ended September 30, 2024 and 2023, respectively, that was previously included in the deferred revenue balance at December 31, 2023 and 2022, respectively.
Contracted but unrecognized revenue was $857.7 million at September 30, 2024, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
Note 14 – Geographic Information
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$116,897	$108,757	$341,140	$312,821
International	49,012	41,951	142,736	121,445
	$165,909	$150,708	$483,876	$434,266

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
At September 30, 2024, we had 397,095 individual users across 4,433 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the nine months ended September 30, 2024. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2023 and during the nine months ended September 30, 2024 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. With the exception of our intercompany accounting solutions acquired from FourQ Systems, Inc. (“FourQ”), our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
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
We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into during the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our revenues, though the impact to overall annual or quarterly revenues is nominal due to the fact that we recognize subscription revenue ratably over the term of the customer contract.
For the quarters ended September 30, 2024 and 2023, we had revenues totaling $165.9 million and $150.7 million, respectively. We generated net income attributable to BlackLine, Inc. of $17.2 million and $11.9 million for the quarters ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024 and 2023, we had revenues totaling $483.9 million and $434.3 million, respectively. We generated net income attributable to BlackLine, Inc. of $104.8 million and $30.8 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Sep. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Jun. 30, 2024	Sep. 30, 2024
Dollar-based net revenue retention rate	105%	106%	105%	104%	105%
Number of customers	4,368	4,398	4,411	4,435	4,433
Number of users	381,892	386,814	387,050	396,366	397,095
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2024, our dollar-based net revenue retention rate marginally increased from the quarter ended June 30, 2024. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value all our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2024 and 2023, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
GAAP gross profit	$124,803	$113,914	$363,325	$325,085
GAAP gross margin	75.2%	75.6%	75.1%	74.9%
GAAP operating income (loss)	$8,363	$(1,074)	$12,319	$1,533
GAAP operating margin	5.0%	(0.7%)	2.5%	0.4%
GAAP net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.19	$0.66	$0.49

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP gross profit	$131,736	$120,212	$383,364	$343,769
Non-GAAP gross margin	79.4%	79.8%	79.2%	79.2%
Non-GAAP operating income	$37,624	$24,066	$96,155	$58,955
Non-GAAP operating margin	22.7%	16.0%	19.9%	13.6%
Non-GAAP net income attributable to BlackLine, Inc.	$44,428	$37,857	$127,431	$93,685
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.60	$0.51	$1.71	$1.26
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

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin. Non-GAAP income (loss) from operations is defined as GAAP income (loss) from operations adjusted for amortization of intangible assets, stock-based compensation, change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, and restructuring costs. Non-GAAP operating margin is defined as non-GAAP income (loss) from operations divided by GAAP revenues. We believe that presenting non-GAAP income (loss) from operations and non-GAAP operating margin is useful to investors as it eliminates the impact of items that have been impacted by BlackLine’s acquisitions and other related costs in order to allow a direct comparison of income (loss) from operations between all periods presented.
Non-GAAP Net Income (Loss) Attributable to BlackLine and Diluted Non-GAAP Net Income (Loss) Per Share Attributable to BlackLine, Inc. Non-GAAP net income (loss) attributable to BlackLine is defined as GAAP net income (loss) attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.125% Convertible Senior Notes paid in 2024 (the “2024 Notes”), 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”), and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2024 and 2026 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, restructuring costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income (loss) per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income (loss) attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income (loss) between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income (loss), operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$124,803	$113,914	$363,325	$325,085
Amortization of acquired developed technology	3,360	3,090	10,127	9,019
Stock-based compensation	3,537	3,249	9,786	9,319
Transaction-related costs	36	(41)	126	346
Total non-GAAP gross profit	$131,736	$120,212	$383,364	$343,769
Gross margin	75.2%	75.6%	75.1%	74.9%
Non-GAAP gross margin	79.4%	79.8%	79.2%	79.2%
Non-GAAP Operating Income:
Operating income (loss)	$8,363	$(1,074)	$12,319	$1,533
Amortization of intangible assets	5,190	5,140	15,581	15,359
Stock-based compensation	23,357	20,633	65,959	61,967
Change in fair value of contingent consideration	—	(11,120)	—	(33,549)
Transaction-related costs	358	1,823	568	3,832
Restructuring costs	356	8,664	1,728	9,813
Total non-GAAP operating income	$37,624	$24,066	$96,155	$58,955
GAAP operating margin	5.0%	(0.7%)	2.5%	0.4%
Non-GAAP operating margin	22.7%	16.0%	19.9%	13.6%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764
Provision for (benefit from) income taxes	84	(1,827)	2,403	(1,722)
Amortization of intangible assets	5,190	5,140	15,581	15,359
Stock-based compensation	23,233	20,503	65,610	61,607
Amortization of debt issuance costs	958	1,396	3,637	4,137
Change in fair value of contingent consideration	—	(11,120)	—	(33,549)
Transaction-related costs	358	1,823	568	3,832
Restructuring costs	356	8,664	1,728	9,813
Adjustment to redeemable non-controlling interest	(2,989)	1,355	(1,741)	3,444
Gain on extinguishment of convertible senior notes	—	—	(65,112)	—
Total non-GAAP net income attributable to BlackLine, Inc.	$44,428	$37,857	$127,431	$93,685

Results of Operations
The following table sets forth our statements of operations for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues
Subscription and support	$157,011	$142,054	$458,299	$408,361
Professional services	8,898	8,654	25,577	25,905
Total revenues	165,909	150,708	483,876	434,266
Cost of revenues
Subscription and support	34,667	30,793	100,475	89,935
Professional services	6,439	6,001	20,076	19,246
Total cost of revenues	41,106	36,794	120,551	109,181
Gross profit	124,803	113,914	363,325	325,085
Operating expenses
Sales and marketing	62,219	61,576	183,578	186,256
Research and development	25,649	26,722	76,385	80,629
General and administrative	28,216	18,026	89,315	46,854
Restructuring costs	356	8,664	1,728	9,813
Total operating expenses	116,440	114,988	351,006	323,552
Income (loss) from operations	8,363	(1,074)	12,319	1,533
Other income (expense)
Interest income	10,984	14,030	40,409	37,237
Interest expense	(2,677)	(1,489)	(6,235)	(4,414)
Gain on extinguishment of convertible senior notes	—	—	65,112	—
Other income, net	8,307	12,541	99,286	32,823
Income before income taxes	16,670	11,467	111,605	34,356
Provision for (benefit from) income taxes	2,101	(2,005)	7,307	(451)
Net income	14,569	13,472	104,298	34,807
Net income attributable to redeemable non-controlling interest	320	194	1,282	599
Adjustment attributable to redeemable non-controlling interest	(2,989)	1,355	(1,741)	3,444
Net income attributable to BlackLine, Inc.	$17,238	$11,923	$104,757	$30,764

Comparison of Quarters and Nine Months Ended September 30, 2024 and 2023
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$157,011	$142,054	$14,957	11%	$458,299	$408,361	$49,938	12%
Professional services	8,898	8,654	244	3%	25,577	25,905	(328)	(1%)
Total revenues	$165,909	$150,708	$15,201	10%	$483,876	$434,266	$49,610	11%

	September 30,
	2024	2023
Dollar-based net revenue retention rate	105%	105%
Number of customers	4,433	4,368
Number of users	397,095	381,892
The increase in revenues for the quarter and nine months ended September 30, 2024, compared to the quarter and nine months ended September 30, 2023, was primarily driven by revenue from new customers, while revenue from existing customers grew from additional users and product expansion. The total number of customers and users at September 30, 2024, increased by 1% and 4%, respectively, as compared to September 30, 2023.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Subscription and support	$34,667	$30,793	$3,874	13%	$100,475	$89,935	$10,540	12%
Professional services	6,439	6,001	438	7%	20,076	19,246	830	4%
Total cost of revenues	$41,106	$36,794	$4,312	12%	$120,551	$109,181	$11,370	10%
Gross margin	75.2%	75.6%			75.1%	74.9%
The increase in total cost of revenues for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was primarily due to the following:
•$2.9 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$0.8 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.8 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in bonuses and average salaries; partially offset by
•$0.4 million decrease in depreciation and amortization due to certain assets being fully amortized.
The increase in total cost of revenues for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the following:
•$7.8 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform, as well as an increase in software purchases;
•$2.6 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.7 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in bonuses, partially offset by a decrease in average salaries and headcount.
Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$62,219	$61,576	$643	1%	$183,578	$186,256	$(2,678)	(1%)
Percentage of total revenues	37.5%	40.9%			37.9%	42.9%
The increase in sales and marketing expenses for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was primarily due to the following:

•$1.7 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in bonuses and average salaries, partially offset by a decrease in headcount;
•$0.7 million increase in professional fees;
•$0.4 million increase in computer software expenses to support automation and scalability; and
•$0.3 million increase in costs related to strategic internal projects; partially offset by
•$2.4 million decrease in marketing expenses due to timing of our BeyondTheBlack event and streamlined marketing efforts.
The decrease in sales and marketing expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the following:
•$4.1 million decrease in marketing expenses due to timing of our BeyondTheBlack event and streamlined marketing efforts; and
•$2.4 million decrease in salaries, benefits, and stock-based compensation driven primarily by a decrease in headcount, partially offset by an increase in average salaries and bonuses; partially offset by
•$1.7 million increase in professional fees;
•$0.8 million increase in computer software expenses to support automation and scalability;
•$0.8 million increase in costs related to strategic internal projects; and
•$0.6 million increase in sales-related events held in-person compared to virtual events in the prior year.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Research and development, gross	$32,604	$31,399	$1,205	4%	$95,090	$96,736	$(1,646)	(2%)
Capitalized internally developed software costs	(6,955)	(4,677)	(2,278)	49%	(18,705)	(16,107)	(2,598)	16%
Research and development, net	$25,649	$26,722	$(1,073)	(4%)	$76,385	$80,629	$(4,244)	(5%)
Percentage of total revenues	15.5%	17.7%			15.8%	18.6%
The decrease in research and development expenses for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was primarily due to the following:
•$2.3 million increase in capitalized software costs due to a focus on cloud-based solutions and development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses;
•$0.4 million decrease in professional fees; and
•$0.4 million decrease in transaction-related costs related to the FourQ Acquisition; partially offset by
•$2.0 million increase in salaries, benefits, and stock-based compensation driven primarily by an increase in headcount and bonuses, partially offset by a decrease in average salaries from an increase in offshore headcount.
The decrease in research and development expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the following:
•$2.6 million increase in capitalized software costs due to a focus on cloud-based solutions and development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses;

•$1.1 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.5 million decrease in professional fees; partially offset by
•$0.4 million increase in computer software expenses to support business growth.
We remain committed to innovation and investing in artificial intelligence to enhance our platform and business.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$28,216	$18,026	$10,190	57%	$89,315	$46,854	$42,461	91%
Percentage of total revenues	17.0%	12.0%			18.5%	10.8%
The increase in general and administrative expenses for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was primarily due to the following:
•$11.1 million increase in the period due to the decrease in the fair value of FourQ contingent consideration that occurred in the quarter ended September 30, 2023 (refer to “Note 6 - Fair Value Measurements”); and
•$6.0 million increase in salaries, benefits, and stock-based compensation primarily related to an increase in average headcount and average salaries that includes strategic initiatives to support long-term growth; partially offset by
•$3.9 million decrease due to an increase in net foreign currency gains due to the strengthening of multiple currencies against the U.S. Dollar;
•$1.7 million decrease in professional fees; and
•$1.5 million decrease in costs related to the Data Interconnect Acquisition and internal strategic projects.
The increase in general and administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the following:
•$33.5 million increase in the period due to the decrease in the fair value of FourQ contingent consideration that occurred in the nine months ended September 30, 2023 (refer to “Note 6 - Fair Value Measurements”);
•$13.9 million increase in salaries, benefits, and stock-based compensation primarily related to an increase in average headcount and average salaries that includes strategic initiatives to support long-term growth; and
•$0.6 million increase in computer software expenses to support automation and scalability; partially offset by
•$2.1 million decrease in costs related to related to the Data Interconnect Acquisition and internal strategic projects;
•$2.0 million decrease due to an increase in net foreign currency gains due to the strengthening of multiple currencies against the U.S. Dollar;
•$1.1 million decrease in depreciation and amortization primarily due to certain intangible assets being fully amortized; and
•$0.9 million decrease in professional fees.

Restructuring costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Restructuring costs	$356	$8,664	$(8,308)	(96%)	$1,728	$9,813	$(8,085)	(82%)
The decrease in restructuring costs during the quarter ended and nine months ended September 30, 2024, compared to the quarter ended and nine months ended September 30, 2023, was primarily due to lower additional one-time termination benefits for the fiscal 2023 restructuring program. Refer to “Note 8 - Restructuring Costs” for additional information.
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income	$10,984	$14,030	$(3,046)	(22%)	$40,409	$37,237	$3,172	9%
The decrease in interest income during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, was due to decreased average balances on our investments, partially offset by increased average rates on our investments and cash balances.
The increase in interest income during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to increased average interest rates on our investments and cash balances, partially offset by a decrease in average balances.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest expense	$2,677	$1,489	$1,188	80%	$6,235	$4,414	$1,821	41%
The increase in interest expense during the quarter and nine months ended September 30, 2024, compared to the quarter and nine months ended September 30, 2023, was primarily due to the amortization of debt issuance costs and cash interest expense related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense resulting from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 7 - Convertible Senior Notes” for additional information.
Gain on extinguishment of convertible senior notes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Gain on extinguishment of convertible senior notes	$—	$—	$—	N/M	$65,112	$—	$65,112	N/M
The gain on extinguishment of convertible senior notes during the quarter and nine months ended September 30, 2024 resulted from the partial repurchase of our 2026 Notes in May 2024. Refer to “Note 7 - Convertible Senior Notes” for additional information.

Provision for (benefit from) income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,101	$(2,005)	$4,106	(205%)	$7,307	$(451)	$7,758	N/M
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended September 30, 2024, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended September 30, 2024 and 2023, we recorded $2.1 million income tax expense and $2.0 million income tax benefit, respectively. The income tax expense for the quarter ended September 30, 2024 compared to the income tax benefit for the quarter ended September 30, 2023 resulted primarily from the 2023 release of $1.7 million existing valuation allowance in connection with the Data Interconnect Acquisition and changes in the mix of profitable jurisdictions.
For the nine months ended September 30, 2024 and 2023, we recorded $7.3 million income tax expense and $0.5 million income tax benefit, respectively. The income tax expense for the nine months ended September 30, 2024 compared to the income tax benefit for the nine months ended September 30, 2023 resulted primarily from the 2024 $3.0 million tax expense associated with the gain on the partial extinguishment of the 2026 Notes, the 2023 release of $1.7 million existing valuation allowance in connection with the Data Interconnect Acquisition, and changes in the mix of profitable jurisdictions.
Liquidity and Capital Resources
At September 30, 2024, our principal sources of liquidity were an aggregate of $846.3 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, commercial paper, U.S. treasury securities, and U.S. government agencies.
We believe our existing cash and cash equivalents, investments in marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at September 30, 2024. We plan to, and believe we are able to, make all expected interest payments in the next 12 months.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. As of September 30, 2024, all of the 2026 Capped Calls remained outstanding.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls, the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. As of September 30, 2024, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
As of September 30, 2024, we have obligations totaling $25.8 million related to existing property and equipment leases.

Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At September 30, 2024, we have $206 million of contractual obligations related to eight commitments, with $47 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
We are potentially obligated to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 related to our FourQ Acquisition if certain financial performance milestones are met. At September 30, 2024, the related liability for the FourQ Acquisition was zero.
Unrecognized Tax Liabilities
As of September 30, 2024, while we have liabilities for unrecognized tax benefits of $8.2 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at September 30, 2024 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$639	$206	$249	$184	$—
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$147,042	$84,444
Net cash provided by (used in) investing activities	$810,420	$(58,296)
Net cash provided by (used in) financing activities	$(503,366)	$9,399
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, as applicable, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include a gain on extinguishment from the partial repurchase of our 2026 Notes, depreciation and amortization, stock-based compensation, changes in fair value of contingent consideration, non-cash lease expense, amortization of debt issuance costs, accretion of discounts and amortization of premiums on marketable securities, and deferred taxes.
For the nine months ended September 30, 2024, cash provided by operations was $147.0 million, resulting from net income of $104.3 million, net non-cash expenses of approximately $26.1 million, and net cash flows provided as a result of changes in operating assets and liabilities of $16.7 million. The $16.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$35.8 million decrease in accounts receivable primarily due to increased collections;
•$4.4 million net decrease in prepaid expenses and other current assets primarily due to a decrease in accrued interest and amortization of prepaid balances;
•$3.1 million increase in accrued expenses and other current liabilities primarily due to payroll-related expenses and accrued interest on the 2029 Notes; and
•$2.2 million decrease in other assets due to a net decrease in prepaid commissions, partially offset by cloud computing costs.
These changes in our operating assets and liabilities were partially offset by the following:
•$18.9 million decrease in deferred revenue was primarily driven by timing of billings for subscription and support;
•$5.5 million decrease in accounts payable due to timing of payments; and
•$4.4 million decrease in operating lease liabilities.
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
For the nine months ended September 30, 2024, cash provided by investing activities was $810.4 million primarily as a result of the following:
•$830.0 million of proceeds from maturities and sales, net of purchases of marketable securities; partially offset by
•$18.2 million for capitalized software development costs; and
•$1.4 million in purchases of property and equipment.
For the nine months ended September 30, 2023, cash used in investing activities was $58.3 million as a result of the following:
•$26.2 million of purchases of marketable securities, net of proceeds from maturities;
•$16.8 million for capitalized software development costs;

•$11.4 million paid for the Data Interconnect Acquisition, net of cash acquired; and
•$3.9 million in purchases of property and equipment.
Net Cash Provided By (Used In) Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities was $503.4 million primarily as a result of the following:
•$848.5 million for the partial repurchase of the 2026 Notes;
•$250.0 million for the repayment of the 2024 Notes with cash on hand;
•$59.7 million for the purchase of the associated Capped Calls for the 2029 Notes; and
•$13.6 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$662.0 million of proceeds, net of debt issuance costs, from the issuance of the 2029 Notes;
•$4.2 million of proceeds from the employee stock purchase plan; and
•$3.0 million of proceeds from exercises of stock options.
For the nine months ended September 30, 2023, cash provided by financing activities was $9.4 million primarily as a result of the following:
•$19.0 million of proceeds from exercises of stock options; and
•$5.3 million proceeds from the employee stock purchase plan; partially offset by
•$14.1 million for acquisitions of common stock for tax withholding obligations.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2024, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

In May 2024, we issued $675.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes have a fixed annual interest rate of 1.00%; therefore, we do not have economic interest rate exposure with respect to the 2029 Notes. However, the fair value of the 2029 Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $846.3 million at September 30, 2024. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, commercial paper, U.S. treasury securities, and U.S. government agencies.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by approximately $3.5 million or increased by approximately $3.5 million, respectively, our cash balances at September 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
•Interruptions or performance problems associated with the third-party software, Software as a Service (“SaaS”) applications or cloud providers upon which we rely to operate our business and deliver our software solutions may adversely affect our business and operating results.
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
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business, as well as our focus on strategic products. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for platform offerings that unify upstream and downstream activities versus point solutions, increased competition across many of our product offerings, and diversion of IT budgets toward other technologies and priorities. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products or we do not add additional users to our platform, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles, particularly in the current macroeconomic environment. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We are currently operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic downturn. The global economy has been, and continues to be, adversely affected by concerns of inflation and rising interest rates, adverse business conditions and liquidity concerns, as well as macroeconomic volatility and uncertainty. These general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, since the second quarter of 2022, we have observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent unfavorable conditions in the national and global economy persist or worsen, our business could be harmed as current and potential customers may reduce accounting, finance, and technology budgets and spending, or postpone or choose not to purchase or renew subscriptions to our products, which they may consider discretionary. Weakening economic conditions, and related corporate cost-cutting and tighter budgets, could affect the rate of accounting and finance and information technology spending and adversely affect our current or potential customers’ ability or willingness to purchase our cloud platform, as well as further delay purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the national or global economy, such as rising interest rates and conditions resulting from financial and credit market fluctuations, may cause our customers and prospective customers to decrease their accounting and finance and information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing.
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
We currently derive a majority of our revenue from our Close Process Management solution, and expect to continue to derive a majority of our revenues from our Close Process Management solution. As a result, the continued growth in market demand for this solution is critical to our continued success. We cannot be certain that any new software solutions or products we introduce will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.
If our security controls are breached or unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events such as the war in Ukraine may create heightened risks of cyber attacks for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third-party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We have and may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
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
We incur significant expenses in our efforts to minimize the risks presented by security breaches and incidents, including deploying additional personnel and protection technologies, training employees annually, engaging in phishing simulation exercises, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to counter emerging risks and threats and to address certain other identified matters, and we anticipate being required to make substantial additional investments in our cybersecurity measures. If a high profile security breach or incident occurs with respect to another SaaS provider or other technology company, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any actual or perceived security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including phishing attacks targeting our employees, web application and infrastructure attacks, and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies including AI/ML, and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We have and may experience security breaches or incidents introduced through the tools and services we use. We continuously monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent and detect security breaches and incidents, including those relating to tools and services provided by third parties. However, there can be no assurance that our defensive measures will prevent cyber attacks or other security breaches or incidents, or allow us to identify, remediate, or otherwise respond to them in a timely or effective manner. Any such attacks, breaches or incidents, or perception that any have occurred, could damage our brand and reputation and negatively impact our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. For example, we have recently announced an AI-enabled solution that will be integrated into our Intercompany Financial Management solution. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, we continue to observe new and existing customers halt or decrease investment in work transformation, including the decision to continue operating legacy solutions, which has negatively impacted our business. Further deterioration in general economic conditions in the U.S. or worldwide, including as a result of continued uncertainty in the financial markets, increased inflation or interest rates, or uncertainty in the financial services markets associated with geopolitical events such as the war in Ukraine, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
The year ended December 31, 2023 was our first profitable full fiscal year. However, we may not achieve or maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million and $115.2 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $111.8 million at September 30, 2024. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
Recently, as a result of uncertainty around general macroeconomic conditions, customers have been delaying and deferring purchasing decisions, which has led to a deterioration in near-term demand. In addition, we may devote greater research and development, sales, product support, and professional services resources to potential customers that do not result in actual sales or revenue, resulting in increased costs and reduced profitability, and which could strain our resources.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2024, we had goodwill and intangible assets with a net book value of $512.6 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors such as SAP and Microsoft Dynamics to market our solutions to users of their ERP solutions, and professional services firms such as Deloitte and Ernst & Young, and business process outsourcers such as Cognizant, Genpact and IBM to supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business, and accounts for a material portion of our total revenue. SAP has the ability to resell our solutions as SAP SolEx, for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, if our customers that use an SAP ERP solution do not renew their subscriptions directly with us and instead purchase our solution through the SAP reseller channel or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. Additionally, while we continue to build relationships with a variety of third-party partners and will continue to support all ERP solutions, to the extent that our partnership with SAP continues to expand, this partnership may be a deterrent to other potential partners.
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
We do not control the operation of our public cloud providers. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, denial of service attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and adversely affect our business and operating results. Our public cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. We may have limited remedies against third-party providers in the event of any service disruptions. If our third-party public cloud providers are compromised or unavailable or our customers are unable to access our solutions for any reason, our business would be materially and adversely affected.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 29% and 28% of our revenues from sales outside the U.S. in the nine months ended September 30, 2024 and 2023, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”) and the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), are available for companies to make use of to legitimize personal data transfers to the U.S. from the EEA, Switzerland, and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF, UK DPF Extension, and Swiss-U.S. DPF. However, the DPF has been subject to a legal challenge, and it, the UK DPF Extension, and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others. The European Commission's adequacy decision regarding the DPF also provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, Switzerland, and other regions, an integral process of our business. Other countries have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
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
Risks Related to Our Outstanding Convertible Senior Notes
Servicing our Notes may require a significant amount of cash and we may not have sufficient cash to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change, or to repay the principal amount of the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
As of September 30, 2024, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.

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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. The 2024 Convertible Senior Notes became convertible on May 1, 2024 and were repaid on August 1, 2024. As of September 30, 2024, the conditional conversion features of the remaining Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
On September 13, 2024, Mark Woodhams, our Chief Revenue Officer, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 69,615 shares of our common stock, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 15, 2025, or earlier if all transactions under the trading arrangement have been completed.
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
Date: November 8, 2024

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: November 8, 2024

By:	/s/ Mark Partin
Mark Partin
Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2024