Form 10-K
period 2024-12-31
BLACKLINE, INC.
filed 2025-02-21
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2024 as reported by the Nasdaq Global Select Market on such date was $2.787 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 14, 2025, 62,814,333 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2025, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

BLACKLINE, INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the macroeconomic environment on our business; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.
Item 1.    Business
Overview
The Office of the Chief Financial Officer (“CFO”) is relied upon to deliver timely and accurate financial reporting and business insights. Yet finance and accounting teams are facing unprecedented system and process complexity, growing data volumes, and evolving regulatory requirements, coupled with expanding roles and responsibilities. As a result, digital transformation has become a top priority for CFOs, as they require powerful technology to meet these demands.
At BlackLine, our mission is to inspire, power, and guide digital finance transformation for the Office of the CFO. Our secure, flexible, and scalable cloud-based platform empowers finance and accounting teams to achieve future-ready financial operations, modernizing processes for mid-size and enterprise organizations across all industries.
For many organizations, enterprise resource planning (“ERP”) systems manage general ledger activities but do not address end-to-end processes performed across other systems and outside those systems in spreadsheets, impeding organizations’ ability to provide reliable data and insights. Our platform connects data and processes at their origin, enhancing financial reporting integrity, streamlining activities, and delivering faster insights. This approach drives immediate impact and sustained value, maximizing cash flows, and accelerating the record-to-report and invoice-to-cash cycles.
BlackLine integrates with over 30 leading ERP systems, including SAP SE (“SAP”), Oracle Corporation, Microsoft Dynamics 365 (“Microsoft Dynamics”), an application offered by Microsoft Corporation (“Microsoft”), Sage Intacct, Inc., and NetSuite, Inc. It also connects with diverse financial data sources, such as banks, point-of-sale, treasury, payroll, procurement, and other systems, bringing data into unified workflows. This deep connectivity provides finance and accounting teams with accurate, actionable insights, reducing errors, improving compliance, and freeing time for strategic analysis.

For over 20 years, BlackLine has pioneered customer-centric innovation in financial software, optimizing mission-critical processes for the Office of the CFO. Our latest innovation, the BlackLine Studio360 Platform, uniquely addresses the increasing complexity of data, systems, and processes.
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
Our cloud-based applications, increasingly powered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle. These applications address many use cases across our customers’ financial operations and include comprehensive and flexible solutions that deliver best practices for end-to-end record-to-report and invoice-to-cash processes.
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
•Customer Expansion: We believe we have a leading position in the market with both enterprise and select mid-size companies. We intend to leverage our brand recognition, history of innovation, and customer focus to maintain and grow our leadership position with enterprise market businesses. We pursue a land-and-expand sales model and believe there is significant opportunity to increase sales of our solutions within our existing customer base. Our pricing model is designed to allow us to capture additional revenue as our customers’ usage of our platform grows, providing us with an opportunity to increase the lifetime value of our customer relationships.
•Geography: We believe that we have a significant opportunity to expand the use of our cloud-based solutions outside the United States (“U.S.”). We intend to invest in further expanding our global footprint through organic growth activities and strategic acquisitions.
•Industry: We continue to leverage our customer scale to innovate with industry-specific product extensions, specifically for industries where we have large total addressable market opportunities and strong brand permission with customers and partners.
Extend Our Relationships with Partners. We have established strong relationships with technology vendors such as SAP and Microsoft, Google LLC (“Google”), and Snowflake, Inc. (“Snowflake”), professional services firms such as Accenture plc (“Accenture”), Deloitte Touche Tohmatsu Limited (“Deloitte”), and Ernst & Young Global Limited (“Ernst & Young”), and business process outsourcers, such as CapGemini SE (“CapGemini”), GenPact Ltd (“GenPact”), and RSM US LLP (“RSM”). We intend to deepen our relationships with our current partners, foster a thriving ecosystem of partnerships and partner with resellers who are well versed in the BlackLine suite and select software firms.
ERP Connectivity. We intend to leverage our BlackLine Studio360 Platform to further extend our technology integration capabilities with large ERP players, and maintain connectivity to other ERPs and third-party data sources.

Cloud Marketplaces. We have established the ability to buy BlackLine solutions via Cloud Marketplaces by Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), and Amazon AWS (“AWS”). This enables our customers to leverage their committed spend with those cloud providers for a software purchase with BlackLine.
BlackLine Platform, Products, and Capabilities
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the CFO and deliver purpose-built applications that address critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash. Our software and services provide the critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations.
BlackLine Studio360 Platform
In today’s dynamic business environment, the Office of the CFO faces unprecedented challenges: managing complex systems, siloed data, and demands for real-time, accurate insights to enable strategic decision-making. Traditional, fragmented solutions cannot keep up with the increasing complexity of data, systems, and processes. The need for a unified, comprehensive, flexible, and scalable platform has never been greater.
BlackLine’s recently launched Studio360 Platform addresses these challenges by providing an infrastructure and capabilities to further unify our products and services that includes:
•Studio360 Integrate: Powerful and flexible capabilities for unifying, cleansing, and transforming data through pre-built connectors and APIs, ensuring a single source of truth for finance and accounting teams;
•Studio360 Orchestrate: The industry’s most extensive capabilities to map, optimize, and automate workflows across BlackLine applications, ERPs, and other applications like procurement, payroll, revenue, treasury, fixed assets, and more, with real-time progress tracking and event-based scheduling;
•Studio360 Visualize: Real-time, AI-powered insights, anomaly detection, exception handling, and KPI monitoring through customizable dashboards and reports, enabling CFOs to make fast, data-driven decisions;
•Studio360 Blueprint: An extensive library of proven process design templates grounded in customer-informed industry best practices, enabling rapid deployment and achievable transformation outcomes. BlackLine and its world’s-leading partners continuously contribute to and expand this library, ensuring it remains up-to-date and adaptable to evolving customer needs; and
•Studio360 Control: A centralized hub for administering and enforcing financial data hierarchies, policies, and certifications to strengthen governance and risk management.
Solutions
Our cloud-based solutions for the Office of the CFO are designed to be the primary system of interaction for accounting and finance professionals. Our solutions unify systems and data and work to drive accuracy, collaboration, efficiency, and control. Our solutions enable accounting and finance professionals to execute their work continuously, empowering real-time insights and business partnership.
Products and Services
Our products are comprised of financial close & consolidation, intercompany accounting, and invoice-to-cash. We also provide resources and services for implementation.
Financial Close & Consolidation
The collection of processes by which organizations reconcile, consolidate, and report their financial information at the end of each period is referred to as record-to-report. For organizations of any size, traditional processes are heavily manual and rely upon error-prone spreadsheets, increasing risk and threatening the accuracy of financial reporting. Our Financial Close & Consolidation solutions allow customers to standardize and automate key steps across the record-to-report process to ensure accuracy and control. Our products include:
•Account Reconciliations provides a centralized workspace from which users can collaborate to substantiate their balance sheet by completing account reconciliations. Features include standardized templates, workflows for review and approval, linkage to policies and procedures, and integrated storage of supporting documentation. The product automates otherwise manual activities in the substantiation process, significantly reducing time and effort and increasing productivity. It also enhances internal controls by facilitating the appropriate segregation of duties, simplifying reconciliation audits and adding transparency and visibility to the reconciliation process;

•Transaction Matching analyzes and reconciles high volumes of individual transactions from different sources of data based upon user-configured logic. Our rules engine automatically identifies exceptions, errors, missing data, and variances within large data sets. The matching engine processes millions of records per minute, can be used with any type of data, and allows customers to reconcile transactions in real time;
•Journal Entry allows users to generate, review, and post manual journal entries. Many postings can be fully automated and calculated based on complex, customer-defined logic or automatically allocated across multiple business units. Validation and approval checkpoints help ensure the integrity of information passed to other financial applications, including hundreds of ERPs and subsystems, in a configurable, standardized format;
•Task Management enables users to create and manage processes and task lists. The solution provides automatic and recurring task scheduling, includes configurable workflow, and provides a management console for accounting and finance activities. Though most commonly used with the financial close, users can create task lists and projects for hundreds of different use cases ranging from external audits to environmental impact surveys. The solution can be used as a cloud-based, controlled checklist that includes reporting and alerts to drive greater collaboration, accountability, and visibility;
•Smart Close for SAP is a fully embedded, purpose-built solution to streamline and automate the close directly in SAP. Smart Close complements our cloud financial close management solutions to achieve end-to-end automation. Purpose-built automation allows customers to automate task and job scheduling, verify the correctness of closing transactions, and take action, like raising alerts, making corrections, or pushing the closing process to the next step with job scheduling;
•Financial Reporting Analytics is a modern solution that enables analysis and validation of group level or consolidated financial data with direct, real-time visibility into the local or underlying details. The solution provides a centralized workspace with end-to-end transparency and automates ledger-to-ledger, statutory-to-GAAP, tax-to-GAAP, and system-to-system reconciliation to ensure the completeness and accuracy of consolidated fluctuation results;
•Variance Analysis automatically calculates, identifies, and provides anomalous fluctuations in balance sheet and income statement account balances with “always-on” monitoring. Once an item needing investigation is identified, users are automatically alerted so they can research and determine the source of the fluctuation. Users can then document and sign off on explanations, enabling stronger control; and
•Compliance is an integrated solution that facilitates compliance-related initiatives, consolidates project management, and provides visibility over control self-assessments and testing.
Intercompany
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty and process inefficiency for the controller organization, frequently causing imbalances that must be resolved. The intricate nature of intercompany transactions often drives accounting operations to process a substantial volume of intercompany charges within the constraints of the fiscal calendar, leaving insufficient time for enhancing the quality of the underlying data. This prevalent operational practice results in heightened stress for accounting and finance professionals, originating from an unproductive and avoidable workload. Often manual, time-consuming, and resource-intensive processes, intercompany transactions can have material impacts on costs if not managed properly. Our intercompany solutions manage the entire intercompany transaction lifecycle within our platform, from the initial creation of a transaction through the settlement. We believe it is the only widely-available, automated end-to-end intercompany solution maintained in a single platform. These solutions include:
•Intercompany Create increases visibility into transaction-level data by originating transactions directly within our software. Intercompany transactions are configured and executed with a simple process that uses billing routes to facilitate the flow of a transaction and the appropriate tax and transfer pricing mark-ups. The application stores permissions and business logic exceptions by entity, service, and transaction type, ensuring that both the seller and the buyer of the intercompany transaction are authorized to conduct business, while billing in a manner that optimizes process efficiency and minimizes tax leakage. Transactions are booked via Journals directly into the ledger. Invoices are automatically generated for each respective jurisdiction and e-invoicing capabilities can send intercompany data to country-specific portals. Workflow capabilities exist for ad hoc transactions as well as non-invoiceable transactions;

•Intercompany Balance & Resolve centralizes, streamlines, and automates intercompany reconciliation complexity and dispute management by capturing all intercompany transactions within the virtual subledger and providing resolution actions to reconcile. This feature reduces intercompany reconciliation risk, effort, and last-minute plugs by automatically flagging out-of-balance trading pairs and underlying transactions that create exceptions on a continuous basis. Open intercompany transactions are continuously analyzed to verify offsetting transactions on the respective trading partner books. Exceptions are flagged and users are automatically notified for investigation and resolution. Automated or workflow-based resolution actions and adjustments bring the balance back into line for settlement-ready balances; and
•Intercompany Net and Settle enables real-time visibility into open intercompany transactions that integrate with treasury systems to facilitate and streamline netting, settlement, and clearing to optimize working capital. Using bilateral and multilateral netting to reduce the number of transactions that typically incur bank fees, treasury teams can effectively manage the manner that intercompany balances are closed out using cash and non-cash settlement methodologies to effectively manage the cash positions of each entity. Users can filter the information by transaction type, hold type, currency, or business relationship. This feature facilitates the process of netting transactions and helps users make informed, strategic decisions, while managing cash reporting and forecasting.
Invoice-to-Cash
Cash is vital to every business, and invoice-to-cash is central to improving cash flow. Managing invoice-to-cash well means maximizing working capital by collecting cash and minimizing credit losses. This critical process is often highly manual. Our unified suite helps customers collect cash, provide credit, and better understand cash flow.
•Cash Application transforms the order-to-cash cycle by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. BlackLine Cash Application drives an automated and effective end-to-end process from an invoice-to-cash in the bank and fully applied in the subledger. It uses intelligent automation to help customers accurately apply payments to customers’ invoices in an ERP. Embedded machine learning then reduces the manual effort involved in the process and releases working capital for our customers;
•Credit & Risk Management brings customer and payment behavior data together to enable optimal risk strategies and real-time risk profiling. Managing the balance between sales and risk of non-payment is critical to profitability. Credit & Risk Management brings together data from numerous sources, such as credit reference agencies, credit insurers, and payment performance to understand historical indebtedness and behavior trends of the companies with whom our customers work. This solution works in tandem with our Collections Management solution to help organizations better understand their customer base and make informed decisions around collection strategies, recovery sequences, and the prioritization of team tasks;
•Collections Management helps customers design collection strategies to fit each of their customer’s sales ledger profile. Releasing cash from customers is the fastest way to increase working capital. Collections Management streamlines the collections process and unlocks more cash from companies with automated escalating recovery sequences that enable collections teams to better prioritize their work by understanding which customers require attention. Customers gain real-time clarity into what actions and collection strategies are working at each stage of the collection process and can use this information to collect payments more efficiently, leading to reduced days sales outstanding and improved customer relationships;
•Disputes & Deductions Management helps our customers track payment disputes to drive prompt response and resolution. Unresolved disputes lead to uncollected revenue and can threaten profitability. Disputes & Deductions logs, monitors, and analyzes invoice disputes and provides our customers automated workflows to accelerate dispute resolution and protect their customer relationships;
•Team & Task Management automates accounts receivable teams’ tasks while ensuring timely execution by using data to drive priority of actions. The historically manual work behind accounts receivable processes can lead to siloed work and a lack of end-to-end visibility. Team & Task Management provides full visibility into the accounts receivable process, monitors critical actions against the volume of work, and allocates resources based on team capacity to prioritize risk management and cash collection;
•AR Intelligence automatically processes, analyzes, and surfaces critical information, such as sales and payment performance data, customer payment trends, and days sales outstanding. This solution unifies the data across BlackLine’s Invoice-to-Cash suite to provide data typically difficult to obtain in real-time;

Customers using this solution gain insights into customer behavior, as well as the ability to measure the impact of extended payment terms to cash collections and cash flow, and understand the predictability of customer payments when building cash flow forecasts; and
•Electronic Invoicing & Payments helps our customers generate, send, and monitor invoices in diverse e-invoice formats through a multitude of delivery channels. Customers can download invoices through secure, branded, customer invoice portals. BlackLine’s Electronic Invoicing & Compliance can provide financial flexibility with the ability to service inbound customer payments through a range of versatile payment channels. BlackLine Invoicing & Compliance allows customers to adapt and adhere to country-specific requirements with evolving e-invoicing regulations across various countries.
Services
Customer service is essential to our customers' success and we are focused on driving long-term partnership and value by offering the following services:
•Implementation: With a focus on configuration over customization, our implementation approach favors rapid and efficient deployments led by accounting experts, rather than technical resources. A typical project will focus on mapping our application to a customer’s current or ideal process, coaching them on best practices, and helping organizations become self-sufficient, instead of dependent on additional professional services. For customers that elect to work with a partner or business process outsourcer for implementation services, BlackLine provides partner training and certification, as well as support for partner-led projects;
•Optimization: Our transformation team assists with optimization strategies for transformation projects through the BlackLine Optimization Academy where we teach accountants how to optimize their accounting and reporting processes. Customers learn what processes can benefit from optimization and can choose to undertake the optimization process themselves or choose our consulting services or strategic customer advisory services to continue their journey;
•Training & Education: We offer a variety of live and web-based training options through BlackLine University. Many customers consume their training through our e-learning environment, while others select both live and e-learning. Courses cover solutions functionality, as well as the underlying concepts and demonstrate the power of our platform like financial close & consolidation, intercompany accounting, and invoice-to-cash;
•Customer Success: Our customer success managers, many of whom are former users, provide customers with best practices and create a success plan for expanded usage of our platform for process optimization. A success plan is central to increased customer value and customer adoption. This approach positively impacts our retention and upsell efforts; and
•Global Support: From our offices in Australia, Canada, England, India, Japan, Mexico, the Netherlands, Poland, Romania, and the U.S., we provide tiered customer support, ranging from support provided during business hours to 24/7/365 support. All customers have access to essential support through our support and community portal, included as part of their subscription. In 2023, we rolled out two additional tiers of support that customers can purchase based on their needs.
Across our platform, products and services, BlackLine stands out through its integration, scalability and flexibility, ease of use, and commitment to innovation. Our solutions securely and automatically connect with ERPs and various financial data sources, simplifying data consolidation for complex environments. Unlike solutions tied to specific systems, BlackLine is ERP and data source agnostic, ensuring compatibility and adaptability as organizations evolve. Designed by finance and accounting professionals with years of industry experience, our user-friendly interface offers intuitive dashboards, collaboration tools, and streamlined workflows for all skill levels. With a history of proven innovation and a commitment to continued investment, BlackLine continues to address more challenges across the Office of the CFO, meeting the diverse and dynamic needs of today’s businesses.
Key Benefits
Our platform is designed to provide the following benefits to our customers:
•Automated Processes: Our solutions leverage AI and automation to streamline manual finance and accounting activities such as reconciliations, journal entries, and cash application. By seamlessly integrating with ERP systems and other data sources, our solutions eliminate manual work, prevent errors, and free up teams to focus on strategic activities;

•Strengthened Controls & Improved Compliance: By embedding controls, segregation of duties, out of the box workflows, and audit trails across our platform and applications, we help organizations address the complexities of their global regulatory requirements and reduce risk of non-compliance. Our ability to scale across multiple currencies, languages, and unify financial data across sources ensures accuracy and greater confidence in financial reporting;
•Reduced Costs: Our solutions replace resource-intensive, often spreadsheet-based processes with automated workflows and leading practices, leading to cost savings. Our platform’s extensibility, flexibility, and scalability enable enterprises to optimize their financial operations, reducing bottlenecks and delivering value across diverse organizational setups, including those managing high transaction volumes;
•Accelerated Insights: Our platform and solutions provide real-time dashboards, configurable reports with drilldown capabilities, and unparalleled visibility into financial data and operations, empowering teams to make informed decisions faster and support improved forecasting; and
•Proactive Anomaly & Risk Detection: Powerful business rules and AI-driven anomaly detection help customers identify potential risks or unusual patterns in their financial operations and results. We enable a proactive approach that prevents issues before they escalate, safeguarding financial integrity.
By combining automation, real-time insights, embedded controls, and flexible and scalable design, our solutions ensure organizations can meet the increasing demands on the Office of the CFO, despite system complexity and evolving regulatory landscape. Our future-ready platform enables financial operations excellence and empowers the Office of the CFO to deliver strategic value to their organizations.
Customers
Our customers include multinational corporations, large enterprises, and mid-size companies across a broad array of industries. These businesses include publicly-listed entities and privately-owned enterprises, as well as non-profit entities. At December 31, 2024, we had 397,477 individual users across 4,443 customers, exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.
Sales and Marketing
We sell our solutions through our direct sales force. Our direct sales force leverages our relationships with technology vendors such as SAP and Microsoft, professional services firms such as Accenture, Deloitte, and Ernst & Young and business process outsourcers, such as CapGemini, Genpact, and RSM, to influence and drive customer growth. Since 2018, we have partnered with SAP, incorporating them into the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP solutions-extensions (“SolEx”), for which we receive a percentage of the revenues. SolEx allows us to provide the highest level integration with SAP ERP solutions. Going forward, we intend to become a more partner-powered organization, harnessing the deep and embedded relationships our partners have with key decision-makers at our customers.
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
Competition
The market for accounting and financial software and services is competitive, rapidly evolving and requires a deep understanding of the industry standards, financial operations processes, accounting rules, and global financial regulations.

We compete with vendors of financial operations, financial automation, record-to-report, and invoice-to-cash software, including software offered by certain ERP vendors. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
We believe the principal competitive factors in our market include the following:
•depth and breadth of solutions;
•level of customer satisfaction;
•ease of deployment and use of applications;
•ability to integrate with multiple legacy enterprise infrastructures and third-party applications;
•domain expertise on accounting and finance best practices;
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
Human Capital
BlackLine's approximately 1,830 employees worldwide contribute their unique talents, experience, and backgrounds to inspire, power, and guide digital finance transformation. We are committed to driving a culture of inclusion and innovation through our programs designed to attract, develop, retain, and engage exceptional talent aligned with our values of Think, Create, Serve, and Deliver.
Through a focus on inclusion, health and safety, comprehensive compensation and benefits, employee engagement, and training and development, we strive to cultivate a culture where employees thrive. Our workforce strategy is driven by a continued focus on our employee culture, including how we find, develop, and retain talent. Every BlackLine employee has access to resources designed to help them improve their well-being, understand the value of their work, develop their career, and thrive professionally.
Attract
Our core values of Think, Create, Serve, and Deliver, and our embedded approach to inclusion, are the underpinnings of our culture. We embrace the unique value of each person’s life experiences and seek candidates from a wide range of backgrounds to join our team because we believe that fostering an inclusive environment better positions us to recruit strong talent and unlock innovation. We focus on building an inclusive culture through a variety of company initiatives, beginning with our hiring practices and our commitment to continually attract candidates from a broad range of backgrounds into our recruiting pipeline.
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
Retain
To retain our workforce, we strive to offer competitive compensation and comprehensive benefits programs. We review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay practices are fair and competitive. Our compensation program is built on a pay-for-performance foundation that is designed to attract, motivate, reward, and retain talented individuals who possess the skills and domain expertise necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary plus a bonus, commission, or incentive plan, access to our employee stock purchase plan, where applicable, and equity awards to encourage performance and retention of our top talent.
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
•Economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
•If we fail to manage growth in our operations and organizational change effectively, we may be unable to execute our business plan.
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
•We depend and rely upon Software as a Service (“SaaS”) applications from third parties to operate our business and provide our software solutions, and interruptions, outages, or performance problems with these technologies may adversely affect our business and operating results.
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
Our growth depends in part upon increasing our customer base. Our ability to increase our revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on inexpensive tools such as Excel, or that have already invested substantial personnel and financial resources to integrate internally-developed or other software solutions into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for platform offerings that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, and diversion of IT budgets toward other technologies and priorities. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management of such customers, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure or changes in pricing structures, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends and changing customer preferences have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements. Even in the absence of unfavorable macroeconomic trends, changes in the size and mix of IT spend, such as favoring newer technologies like AI/ML at the expense of digital transformation, could negatively impact customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. As a result, we may in the future be required to change our pricing model, reduce our prices or accept other unfavorable contract terms, any of which could affect our revenue. For example, we recently introduced a platform pricing model, which is no longer tied to the amount of users and is instead driven by the size and complexity of the customer. We are uncertain as to how this new model will be received by our customers and certain customers may view this model unfavorably and decline to renew their agreements. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.
Economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We have been operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic recovery. The global economy has been, and may in the future be adversely affected by concerns of inflation and fluctuating interest rates, adverse business conditions and liquidity concerns, as well as macroeconomic volatility and uncertainty. Such general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, since the second quarter of 2022, we have observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent that there are unfavorable conditions in the national and global economy, our business could be negatively impacted. Current and potential customers may reduce their budgets for accounting, finance, and technology, or they may postpone or decide not to purchase or renew subscriptions to our products, which they might view as discretionary. This would limit our ability to grow and negatively affect our operating results. Additionally, corporate cost-cutting and tighter budgets could reduce the rate of spending on accounting, finance, and information technology. This could affect our customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or increase attrition rates, all of which would adversely affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results.
In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs, as well as geopolitical volatility. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, such as trade sanctions against Russia in response to the war in Ukraine, could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.
If we fail to manage growth in our operations and organizational change effectively, we may be unable to execute our business plan.
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
We currently derive, and expect to continue to derive, a majority of our revenue from our Financial Close & Consolidation solutions. As a result, the continued growth in market demand for these solutions is critical to our continued success. We cannot be certain that any new software solutions or products we introduce will generate significant revenues. Accordingly, our business and financial results have been and will be substantially dependent on a limited number of solutions.
If our security controls are breached or unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events and an uncertain political climate, including war and political and social upheaval in certain regions of the world, may create heightened risks of cybersecurity incidents for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third-party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' security measures is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party service providers, and we cannot guarantee that our or our third-party service providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We have experienced incidents targeting our internal systems, and we may also in the future suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
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
We incur significant expenses in our efforts to minimize the risks presented by security breaches and incidents, including deploying additional personnel and protection technologies, training employees annually, engaging in phishing simulation exercises, and engaging third-party experts and contractors. We continually increase our investments in cybersecurity to counter emerging risks and threats and to address certain other identified matters, and we anticipate being required to make substantial additional investments in our cybersecurity measures. If a publicized security breach or incident occurs with respect to another SaaS provider or other technology company, our current and potential customers may lose trust in the security of our platform or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any actual or perceived security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. The legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (the “AI Act”), which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of artificial intelligence technologies. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI/ML technologies. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, we recently announced certain transitions in our finance department, including the promotion of our Chief Accounting Officer to Chief Financial Officer, in connection with the planned retirement of our Chief Financial Officer, to be effective March 1, 2025. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions that could reduce or eliminate the need for our solutions. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, we continue to observe new and existing customers halt or decrease investment in work transformation, including the decision to continue operating legacy solutions, which has negatively impacted our business. In addition, deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have incurred net losses attributable to BlackLine, Inc. in recent periods, including $29.4 million for the year ended December 31, 2022. We had an accumulated deficit of $49.0 million at December 31, 2024. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•the amount and timing of operating costs and capital expenditures;
•the number of new employees added;
•the rate of expansion and productivity of our sales force;
•the length of sales cycles and the timing of large contracts;
•changes in our or our competitors’ pricing policies;

•new products, features or functionalities introduced by us and our competitors;
•significant security breaches, technical difficulties or interruptions to our platform;
•the timing of customer payments and payment defaults by customers;
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the macroeconomic environment, uncertainty in the financial services market, inflation, fluctuating interest rates or geopolitical events;
•the impact and timing of expenses related to restructuring actions or other employee terminations that may result in severance expense;
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
Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential contract and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-size customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable. This could cause variability in our operating results for any particular period.
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
Uncertainty around general macroeconomic conditions has in the past and may in the future cause customers to delay and defer purchasing decisions, which has and may lead to a deterioration in near-term demand. In addition, we may devote greater research and development, sales, product support, and professional services resources to potential customers that do not result in actual sales or revenue, resulting in increased costs and reduced profitability, and which could strain our resources.
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
We do not currently maintain a program to hedge exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2024, we had goodwill and intangible assets with a net book value of $508.5 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2024, we had state net operating loss carryforwards (“NOLs”) of $68.0 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For example, California recently enacted legislation which suspends the use of NOLs for taxable years 2024, 2025, and 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.
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
We rely on GCP, Azure, AWS, Snowflake, and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are currently migrating all Financial Close & Consolidation clients from our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. As we implement the transition to GCP, there could be occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which will impact our customers’ ability to use our solutions. Our Customer Data Platform is built on Snowflake for Financial Close & Consolidation, Invoice to Cash, and Intercompany solutions, allowing customers to access their data, reports, and integrations. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to expand our growing network of resellers and to add new resellers, in particular to help grow our mid-size business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Risks Related to Our Legal and Regulatory Environment
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the U.S., and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 30%, 28%, and 29% of our revenues from sales outside the U.S. during the years ended December 31, 2024, 2023, and 2022, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
•the impact of natural disasters, climate change, geopolitical events and political uncertainty, including war and political and social upheaval in certain regions in the world, and public health pandemics, on employees, customers, partners, third-party contractors, travel and the global economy; and
•reduced or varied protection for intellectual property rights in some countries.
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
Further, cybersecurity laws and regulations continue to evolve worldwide. For example, the EU’s Digital Operational Resilience Act (“DORA”) creates an information and communication technology (“ICT”) risk management framework for financial institutions and their critical ICT service providers. DORA introduces obligations regarding risk assessments, technical standards, mandatory penetration testing, staff training, and incident notification. It also requires due diligence on third-party ICT service providers and the inclusion of specific provisions in ICT service agreements. DORA took effect on January 17, 2025, and compliance with the regulation may require changes in our services and may require us to incur significant costs. Further, the EU revised its

Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk management measures, with top management potentially held liable for noncompliance.
Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, gives California consumers, including employees, certain rights similar to those provided by the GDPR, and also provides for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous other states have also enacted or are in the process of enacting or considering state-level data privacy and security laws, rules and regulations. Furthermore, the U.S. Congress is considering privacy legislation, and the U.S. Federal Trade Commission continues to use its enforcement authority under Section 5 of the FTC Act against companies for privacy and cybersecurity practices alleged to be unfair or deceptive.
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
Changes in laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were recently repealed. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.
Our international operations may subject us to potentially adverse tax consequences.
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
•changes in estimates by any securities analysts who follow BlackLine or our failure to meet the estimates or expectations of analysts and investors;
•ratings changes by any securities analysts who follow BlackLine or failure of such analysts to initiate or maintain coverage of BlackLine;
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
•actual or rumored stockholder activism; and
•other events or factors, including instability in the banking and financial services sector, geopolitical events and political uncertainty, including war and political and social upheaval, incidents of terrorism, outbreaks of pandemic diseases, presidential elections, civil unrest, or responses to these events.
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
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us or preventing a change in our management, even if doing so might be beneficial to our stockholders. Among other things:
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our Board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our Board members if they disagree with our positions. Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of BlackLine, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock.
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
As of December 31, 2024, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. Our 0.125% Convertible Senior Notes became convertible on May 1, 2024 and were repaid on August 1, 2024. As of December 31, 2024, the conditional conversion features of the remaining Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Calls may affect the value of our common stock and we are subject to counterparty risk with respect to the Capped Calls.
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
In addition, as a public company we have been targeted by activist stockholders from time to time. Responding to actions by activist stockholders could be costly and time-consuming, and could disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, or changes to the composition of our Board of Directors, may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.
Furthermore, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial conditions, and operating results may be adversely affected.
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
Natural disasters, climate change, political instability, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. The majority of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, floods, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.
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
•Education: Employees outside of our corporate information security organization also have a role in our cybersecurity defenses, which we believe improves our cybersecurity. We provide training upon onboarding, and annually thereafter, for all personnel regarding cybersecurity threats, with additional role-based security training as applicable. We also provide periodic cybersecurity newsletters and updates to all employees, have a phishing awareness program that includes monthly simulations, and periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.
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
A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We periodically engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Board, the Audit Committee, and the Technology and Cybersecurity Committee, and we make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Audit Committee and the Technology and Cybersecurity Committee are responsible for oversight relating to cybersecurity. The Board, the Audit Committee, and the Technology and Cybersecurity Committee regularly receive presentations and reports on cybersecurity risks from the CISO, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and cybersecurity considerations arising with respect to our peers and vendors. Our incident response process includes escalation of potentially material cybersecurity incidents to relevant members of our executive management team. The Board, the Audit Committee, and the Technology and Cybersecurity Committee are updated as appropriate. Periodically, the Audit Committee discusses our approach to cybersecurity risk management with our CISO. Our Technology and Cybersecurity Committee receives regular reports from our CISO as part of its assessment of our cybersecurity threat landscape, and the quality and effectiveness of our information security programs.
Our CISO is the member of our management who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across BlackLine. She has over 15 years of experience as a chief information security officer responsible for enterprise-wide oversight of information security programs. She holds CISSP and CISM certifications, and a BS in Computer Science. She leads a team of information security professionals, and works in coordination with the Chief Information Officer, the Chief Legal and Administrative Officer, the Chief Technology Officer, the Senior Vice President, Cloud Engineering and Operations, and other members of management.
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
As of the date of this report, and based on facts currently known, the risks from previously occurring cybersecurity threats have not materially affected, nor do we believe that they are reasonably likely to materially affect BlackLine, including its business strategy, results of operations or financial condition. Notwithstanding our investment in cybersecurity, however, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or product security vulnerability that could have a material adverse effect on our business, results of operations, or financial condition.
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
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2029. We have additional U.S. leased offices in Pleasanton, California; New York, New York; and Westport, Connecticut. We also have international office locations in Australia, Canada, France, Germany, India, Japan, the Netherlands, Poland, Romania, Singapore, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2024, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock trades on the Nasdaq Global Select Market under the symbol “BL”.
Holders of Record
At February 14, 2025, there were 3 stockholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, primarily to finance our operations and effect share repurchases and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant.
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
The following graph compares (i) the cumulative total stockholder return on our common stock with (ii) the cumulative total return of the S&P 500 Index and (iii) the cumulative total return of the S&P Software & Services Select Industry Index (SPSISS), all over the period from December 31, 2019 through December 31, 2024, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2019 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2019 of $51.56 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
BlackLine, Inc
S&P 500
S&P Software & Services Select Industry Index

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
On November 17, 2024, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. The authorization will expire at the end of the first quarter of fiscal year 2027. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
As of December 31, 2024, we have not repurchased any shares under the repurchase program.
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
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2024 and fiscal 2023. For the comparison of fiscal 2023 and fiscal 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2024.
Overview
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the CFO and deliver purpose-built applications that address critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash. Our software and services provide the critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems.
At December 31, 2024, we had 397,477 individual users across 4,443 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based applications, increasingly powered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle. These applications address many use cases across our customers’ financial operations and include comprehensive and flexible solutions that deliver best practices for end-to-end record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the year ended December 31, 2024. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2024 and 2023 had an initial term of three years. We price our subscriptions based on a number of factors, primarily the number of users having access to the products and the number of products purchased by the customer. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. With the exception of our intercompany accounting solutions acquired as part of our acquisition of FourQ, our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee which we invoice in advance and is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
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
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-size customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like Intercompany Financial Management. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable, which could cause variability in our results for any particular period.
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
For the years ended December 31, 2024, 2023, and 2022, we had revenues totaling $653.3 million, $590.0 million, and $522.9 million, respectively. We generated net income attributable to BlackLine, Inc. of $161.2 million and $52.8 million and incurred a net loss attributable to BlackLine, Inc. of $29.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession, inflation or rising interest rates, an economic downturn in the U.S. or internationally, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, has and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
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
BlackLine accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date and the purchase price allocation was final.
Acquisition of FourQ
On January 26, 2022, we completed the FourQ Acquisition and paid cash consideration of $160.2 million upon closing of the acquisition. In addition, we agreed to pay a maximum of $73.2 million of contingent consideration if certain earnout conditions were met. At December 31, 2024, the related liability for the FourQ Acquisition was zero. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and we are no longer obligated to pay the contingent consideration of $73.2 million.
Restructuring Costs
Fiscal 2023 Restructuring Program
On August 23, 2023, we announced a restructuring plan that was designed to support our growth, scale, and profitability objectives. As part of the restructuring, we reduced our global workforce by approximately 9.0%, or 166 total employee positions. Restructuring costs related to the August 2023 restructuring consisted of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Fiscal 2022 Restructuring Program
On December 7, 2022, we announced our decision to commit to a restructuring plan that was designed to focus on key growth priorities. Restructuring costs related to the December 2022 restructuring consisted of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Year Ended December 31,
	2024	2023	2022
Dollar-based net revenue retention rate	102%	106%	107%
Number of customers	4,443	4,398	4,188
Number of users	397,477	386,814	366,522
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2024, our dollar-based net revenue retention rate declined from the year ended December 31, 2023 due to the adverse impact of foreign exchange rates, higher attrition, and a more moderate rate of acquiring customer accounts. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2024, 2023, and 2022, no single customer accounted for more than 10% of our total revenues.
Number of users. Since our customers generally pay fees based on the number of users on our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we are seeing an increasing volume of transactions for our non-user based strategic products, such as eInvoicing & Payments, Transaction Matching, Intercompany, and BlackLine Cash Application.
Key Components of our Results of Operations
Revenues
Subscription and support. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2024 and 2023 had an initial term of three years. Fees are based on a number of factors, including the solutions subscribed to by the customer and the number of users having access to the solutions. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may increase their number of users and add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their number of users or subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 95% of our revenues for the year ended December 31, 2024.
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

These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered. Professional services revenues composed approximately 5% of our revenues for the year ended December 31, 2024.
For a description of our revenue accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
Cost of Revenues
Subscription and support cost of revenues. Subscription and support cost of revenues primarily consist of amortization of acquired developed technology costs, salaries, benefits, and stock-based compensation associated with our hosting operations and support personnel, amortization of capitalized internal-use software costs, cloud hosting costs, and data center costs related to hosting our cloud-based software. We also allocate a portion of overhead to subscription and support cost of revenues.
Professional services costs of revenues. Costs associated with providing professional services primarily consist of salaries, benefits and stock-based compensation associated with our implementation personnel. These costs are expensed as incurred when the services are performed. We also allocate a portion of overhead to professional services cost of revenues.
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, transaction-related costs, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets and impairment of cloud computing implementation costs. We defer sales and partner commissions and amortize them over an estimated period of benefit of five years. We expect a decline in sales and marketing expenses as a percentage of revenue in 2025 as we leverage efficiencies in sales support and further improve productivity.
Research and development. Research and development expenses are comprised primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, and transaction-related costs. Research and development expenses also include third-party contractors and supplies, computer software-related costs and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred. We expect research and development costs to remain consistent in 2025 as we execute our product roadmap and invest in strategic initiatives, including AI.
General and administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of trade name intangible assets, the change in the fair value of contingent consideration, transaction-related costs, and impairment of cloud computing implementation costs. We expect general and administrative costs to remain consistent in 2025, with targeted investments in corporate IT to support innovation and automation initiatives.
Restructuring costs. Restructuring costs consist of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income. Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.
Interest expense. Interest expense consists primarily of interest expense associated with our Notes issued in May 2024, March 2021, and August 2019.
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
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. During the quarter ended December 31, 2024, we determined that a U.S. valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors, including, but not limited to, our achievement of adjusted pre-tax income resulting in a three-year cumulative income position as of December 31, 2024, our full utilization of our federal net operating loss carryforward during 2024, and our projections of future pre-tax income. Based upon our assessment of all available evidence, we concluded that it is more likely than not that the remaining deferred tax assets will be realized. We recognized an income tax benefit of $43.1 million in 2024, including $89.1 million related to the reversal of the previously-recorded valuation allowance. We have also recorded a valuation allowance against certain foreign deferred tax assets.
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

	Year Ended December 31,
	2024	2023

	(in thousands, except percentages)
GAAP gross profit	$491,371	$443,203
GAAP gross margin	75.2%	75.1%
GAAP operating income	$18,536	$14,348
GAAP operating margin	2.8%	2.4%
GAAP net income attributable to BlackLine, Inc.	$161,174	$52,833
Diluted net income per share attributable to BlackLine, Inc.	$1.45	$0.81

	Year Ended December 31,
	2024	2023

	(in thousands, except percentages)
Non-GAAP gross profit	$518,239	$468,559
Non-GAAP gross margin	79.3%	79.4%
Non-GAAP operating income	$126,807	$97,517
Non-GAAP operating margin	19.4%	16.5%
Non-GAAP net income attributable to BlackLine, Inc.	$162,067	$145,195
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$2.18	$1.96
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Year Ended December 31,
	2024	2023

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$491,371	$443,203
Amortization of acquired developed technology	13,370	12,438
Stock-based compensation	13,347	12,440
Transaction-related costs	151	478
Total non-GAAP gross profit	$518,239	$468,559
Gross margin	75.2%	75.1%
Non-GAAP gross margin	79.3%	79.4%
Non-GAAP Operating Income:
Operating income	$18,536	$14,348
Amortization of intangible assets	19,886	20,608
Stock-based compensation	86,097	80,068
Change in fair value of contingent consideration	—	(33,549)
Transaction-related costs	568	5,078
Restructuring costs	1,720	10,964
Total non-GAAP operating income	$126,807	$97,517
GAAP operating margin	2.8%	2.4%
Non-GAAP operating margin	19.4%	16.5%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$161,174	$52,833
Benefit from income taxes	(50,948)	(1,196)
Amortization of intangible assets	19,886	20,608
Stock-based compensation	85,654	79,588
Amortization of debt issuance costs	4,486	5,535
Change in fair value of contingent consideration	—	(33,549)
Transaction-related costs	568	5,078
Restructuring costs	1,720	10,964
Adjustment to redeemable non-controlling interest	4,639	5,334
Gain on extinguishment of convertible senior notes	(65,112)	—
Total non-GAAP net income attributable to BlackLine, Inc.	$162,067	$145,195
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

	Year Ended December 31,
	2024	2023

	(in thousands)
Revenues
Subscription and support	$619,287	$555,516
Professional services	34,049	34,480
Total revenues	653,336	589,996
Cost of revenues
Subscription and support	135,308	121,308
Professional services	26,657	25,485
Total cost of revenues	161,965	146,793
Gross profit	491,371	443,203
Operating expenses
Sales and marketing	248,347	243,154
Research and development	100,973	103,207
General and administrative	121,795	71,530
Restructuring costs	1,720	10,964
Total operating expenses	472,835	428,855
Income from operations	18,536	14,348
Other income (expense)
Interest income	49,808	52,059
Interest expense	(8,758)	(5,898)
Gain on extinguishment of convertible senior notes	65,112	—
Other income, net	106,162	46,161
Income before income taxes	124,698	60,509
Provision for (benefit from) income taxes	(43,067)	1,450
Net income	167,765	59,059
Net income attributable to redeemable non-controlling interest	1,952	892
Adjustment attributable to redeemable non-controlling interest	4,639	5,334
Net income attributable to BlackLine, Inc.	$161,174	$52,833
Revenues

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Subscription and support	$619,287	$555,516	$63,771	11%
Professional services	34,049	34,480	(431)	(1%)
Total revenues	$653,336	$589,996	$63,340	11%

	Year Ended December 31,
	2024	2023
Dollar-based net revenue retention rate	102%	106%
Number of customers	4,443	4,398
Number of users	397,477	386,814
The increase in revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by revenue from existing customers, which also grew from additional users and product expansion. The total number of customers and users increased by 1% and 3%, respectively, as compared to December 31, 2023.

Cost of revenues

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Subscription and support	$135,308	$121,308	$14,000	12%
Professional services	26,657	25,485	1,172	5%
Total cost of revenues	$161,965	$146,793	$15,172	10%
Gross margin	75.2%	75.1%
The increase in total cost of revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following:
•$10.8 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to GCP, as well as upgrades to support business growth;
•$3.5 million increase in amortization of developed technology due to net additions of software placed into service; and
•$2.0 million increase in employee compensation and benefits driven primarily by an increase in average compensation per employee, partially offset by a decrease in average headcount; partially offset by
•$1.0 million decrease in depreciation and amortization due to certain assets being fully amortized; and
•$0.8 million decrease in professional fees.
Sales and marketing

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing	$248,347	$243,154	$5,193	2%
Percentage of total revenues	38.0%	41.2%
The increase in sales and marketing expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following:
•$2.0 million increase in employee compensation and benefits driven primarily by an increase in average compensation per employee, partially offset by a decrease in average headcount;
•$1.8 million increase in professional fees;
•$1.2 million increase in costs related to strategic internal projects;
•$1.2 million increase in computer software expenses to support automation and scalability; and
•$0.8 million increase in sales-related events held in-person compared to virtual events in the prior year; partially offset by
•$1.1 million decrease in marketing expenses due to streamlined marketing efforts; and
•$0.9 million decrease in depreciation and amortization due to certain assets being fully amortized.
Research and development

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development, gross	$126,643	$124,546	$2,097	2%
Capitalized internally-developed software costs	(25,670)	(21,339)	(4,331)	20%
Research and development, net	$100,973	$103,207	$(2,234)	(2%)
Percentage of total revenues	15.5%	17.5%
The decrease in research and development expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following:

•$4.3 million increase in capitalized software costs due to a focus on the development of new solution offerings and initiatives, cloud-based solutions, and enhancements to the overall platform user experience. Collectively, these increases resulted in a decrease in net expenses;
•$2.5 million decrease in transaction-related costs related to the FourQ Acquisition; and
•$0.5 million decrease in professional fees; partially offset by
•$4.6 million increase in employee compensation and benefits driven primarily by an increase in bonuses; and
•$0.6 million increase in rent expense for additional leasehold facilities.
We remain committed to innovation and investing in artificial intelligence to enhance our platform and business.
General and administrative

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$121,795	$71,530	$50,265	70%
Percentage of total revenues	18.6%	12.1%
The increase in general and administrative expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the following:
•$33.5 million increase due to the decrease in the fair value of FourQ contingent consideration recorded in the year ended December 31, 2023 (refer to “Note 8 - Fair Value Measurements”);
•$16.8 million increase in employee compensation and benefits primarily related to an increase in average headcount and average compensation per employee that includes strategic initiatives to support long-term growth;
•$4.5 million increase due to net foreign currency losses resulting from the weakening of multiple currencies against the U.S. Dollar; and
•$0.6 million increase in computer software expenses to support automation and scalability; partially offset by
•$2.8 million decrease in costs related to the Data Interconnect Acquisition and internal strategic projects;
•$2.0 million decrease in professional fees; and
•$1.1 million decrease in depreciation and amortization primarily due to certain assets being fully amortized.
Restructuring costs

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Restructuring costs	$1,720	$10,964	$(9,244)	(84%)
The decrease in restructuring costs during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to lower additional one-time termination benefits for the fiscal 2023 and fiscal 2022 restructuring programs. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Interest income	$49,808	$52,059	$(2,251)	(4%)

The decrease in interest income during the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to a decrease in average balances, partially offset by an increase in average interest rates on our investments and cash balances.
Interest expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Interest expense	$8,758	$5,898	$2,860	48%

The increase in interest expense during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the amortization of debt issuance costs and cash interest expense related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense resulting from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 11 - Convertible Senior Notes” for additional information. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our Notes are fixed.
Gain on extinguishment of convertible senior notes

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Gain on extinguishment of convertible senior notes	$65,112	$—	$65,112	N/M
The gain on extinguishment of convertible senior notes during the year ended December 31, 2024 resulted from the partial repurchase of our 2026 Notes in May 2024. Refer to “Note 11 - Convertible Senior Notes” for additional information.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(43,067)	$1,450	$(44,517)	N/M
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. During the quarter ended December 31, 2024, we determined that our U.S. deferred tax asset valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors, including, but not limited to, our achievement of pre-tax income during the quarter ended June 30, 2023 and each subsequent quarter since, our full utilization of our federal net operating loss carryforward during 2024, and our projections of future pre-tax income. For the year ended December 31, 2024, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of the $89.1 million release of our U.S. valuation allowance, along with state and foreign taxes. For the years ended December 31, 2024 and 2023, we recorded $43.1 million in income tax benefit and $1.5 million in income tax expense, respectively. The decrease in income taxes for the year ended December 31, 2024, compared to the year ended December 31, 2023, resulted primarily from the 2024 release of $89.1 million of the 2023 U.S. valuation allowance, partially offset by our 2024 current and deferred federal and state income taxes of $44.6 million, and changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At December 31, 2024, our principal sources of liquidity were an aggregate of $885.9 million of cash and cash equivalents. Our cash equivalents consist of short-term, money market mutual funds.
We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases, if any, for at least the next 12 months.

Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at December 31, 2024. We plan to, and believe we are able to, make all expected interest payments in the next 12 months.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2026 Notes up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. As of December 31, 2024, all of the 2026 Capped Calls remained outstanding.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls, the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. As of December 31, 2024, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
As of December 31, 2024, we have obligations totaling $23.9 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At December 31, 2024, we have $216 million of contractual obligations related to eleven commitments, with $60 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Contingent Consideration
As a condition of the FourQ Acquisition, we agreed to pay a maximum of $73.2 million of contingent consideration between January 2022 and January 2025 if certain financial performance milestones were met. At December 31, 2024, the related liability for the FourQ Acquisition was zero. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and we are no longer obligated to pay the contingent consideration of $73.2 million. Refer to “Note 16 - Contingent Consideration” for additional information.
Unrecognized Tax Liabilities
At December 31, 2024, while we have liabilities for unrecognized tax benefits of $18.7 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at December 31, 2024 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$603	$32	$403	$168	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
On November 17, 2024, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. The authorization will expire at the end of the first quarter of fiscal year 2027. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as

amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
As of December 31, 2024, we have not repurchased any shares under the repurchase program.

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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2024, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
Future Capital Requirements
Our future capital requirements will depend on many factors, including our growth rate, strategic relationships and international operations, the timing and extent of spending to support research and development efforts, future merger and acquisition activities, repurchase or refinancing of our existing indebtedness, repurchases of our common stock, and the continuing market acceptance of our solutions. From time to time, we have required, and may in the future require or opportunistically raise, additional equity or debt financing. Sales of additional equity or equity-linked securities could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$190,836	$126,613
Net cash provided by (used in) investing activities	$924,440	$(62,483)
Net cash provided by (used in) financing activities	$(500,145)	$6,146
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, as applicable, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include stock-based compensation, a gain on extinguishment from the partial repurchase of our 2026 Notes, deferred taxes, depreciation and amortization, accretion of discounts on marketable securities, changes in fair value of contingent consideration, non-cash lease expense, and amortization of debt issuance costs.
For the year ended December 31, 2024, cash provided by operating activities was $190.8 million, resulting from net income of $167.8 million, net cash flow provided by changes in our operating assets and liabilities of $16.8 million, and net non-cash expenses of $6.3 million. The $16.8 million net cash flow provided by changes in our operating assets and liabilities reflected primarily the following:
•$19.0 million increase in deferred revenue was primarily driven by customer and user growth, and timing of collections for subscription and support;
•$7.1 million increase in accrued expenses and other current liabilities primarily due to annual bonus accruals, cloud-based data storage services, and timing of foreign tax payments;
•$2.7 million net decrease in prepaid expenses and other current assets primarily due to a decrease in accrued interest and amortization of prepaid balances, partially offset by the timing of tax payments and prepaid cloud-based data storage costs to support our suite of solutions; and
•$2.5 million decrease in other assets due to a net decrease in prepaid commissions, partially offset by cloud computing costs.
These changes in our operating assets and liabilities were partially offset by the following:
•$7.6 million increase in accounts receivable primarily due to increased sales, partially offset by customer payments;
•$6.0 million decrease in operating lease liabilities; and
•$1.1 million decrease in accounts payable due to timing of payments.
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
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of marketable securities, capitalized software development costs, acquisitions of business entities, and capital expenditures for property and equipment.
For the year ended December 31, 2024, cash provided by investing activities was $924.4 million, primarily as a result of the following:
•$951.3 million of proceeds from maturities and sales, net of purchases of marketable securities; partially offset by
•$24.7 million for capitalized software development costs; and
•$2.1 million in purchases of property and equipment.
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
Net Cash Provided By (Used In) Financing Activities
For the year ended December 31, 2024, cash used in financing activities was $500.1 million, primarily as a result of the following:
•$848.5 million for the partial repurchase of the 2026 Notes;
•$250.0 million for the repayment of the 2024 Notes with cash on hand;
•$59.7 million for the purchase of the associated Capped Calls for the 2029 Notes; and
•$17.5 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$662.0 million of proceeds, net of debt issuance costs, from the issuance of the 2029 Notes;
•$7.6 million of proceeds from exercises of stock options; and
•$7.0 million of proceeds from the employee stock purchase plan.
For the year ended December 31, 2023, cash provided by financing activities was $6.1 million, primarily as a result of the following:
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. Backlog represents remaining revenue to be recognized under a non-cancelable contract with customers. At December 31, 2024 and 2023, we had backlog of approximately $879.4 million and $842.7 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
We believe that the following critical accounting policies and estimates involve a greater degree of judgment or complexity than our other accounting policies and estimates, and are essential to a full understanding and evaluation of our consolidated financial condition and results of operations. Refer to “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the accompanying notes to our consolidated financial statements for additional information.

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
Contingent consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration was the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition.
Significant changes in these estimates and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and we are no longer obligated to pay the contingent consideration of $73.2 million. Refer to “Note 16 - Contingent Consideration” for additional information.
Transaction-related costs incurred by us are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.

Recent Accounting Pronouncements
Refer to “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” contained in the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements, and our expectation of their impact, if any, on our results of operations and financial condition.
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
We had cash and cash equivalents of $885.9 million at December 31, 2024. Our cash equivalents consist of highly liquid money market mutual funds. At December 31, 2024, we had no marketable securities, which prior to maturity, consisted of money market mutual funds, commercial paper, U.S. treasury securities, and U.S. government agencies.
The carrying amount of our cash equivalents reasonably approximates fair value due to the highly liquid nature of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Given the liquidity of our cash equivalents at December 31, 2024, we do not believe we have exposure to material risks due to changes in market interest rates. When we invest our excess cash in marketable securities in the future, our interest rate risk may increase.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in foreign currency exchange rates applicable to our business would have reduced by approximately $3.8 million or increased by approximately $3.8 million, respectively, our cash balances at December 31, 2024.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Subscription and Support Revenue

As described in Note 2 to the consolidated financial statements, customers pay subscription and support fees for access to the Company’s software as a service (SaaS) platform. The Company's subscription contracts have initial terms of one year to three years with renewal options. Fees are based on a number of factors, including the solutions subscribed for by the customer and the number of users having access to the solutions. Subscription services, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. The Company’s subscription and support revenue for the year ended December 31, 2024 was $619.3 million, of which a majority pertains to certain of the Company’s subscription and support revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognized on certain of the Company’s subscription and support revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of certain new and recurring subscriptions and the related subscription and support revenue. These procedures also included, among others (i) testing certain subscription and support revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, and cash receipts, and recalculating revenue recognized and the ending deferred revenue balance; (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, subsequent cash receipts, and other source documents to support collectability of outstanding customer invoice balances; and (iii) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2025

We have served as the Company’s auditor since 2014.

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$885,915	$271,117
Marketable securities (amortized cost of $0 and $932,850 at December 31, 2024 and 2023, respectively)	—	933,355
Accounts receivable, net of allowances of $2,964 and $5,064 at December 31, 2024 and 2023, respectively	178,141	171,608
Prepaid expenses and other current assets	28,348	31,244
Total current assets	1,092,404	1,407,324
Capitalized software development costs, net	45,448	37,828
Property and equipment, net	11,840	14,867
Intangible assets, net	59,520	79,056
Goodwill	448,965	448,965
Operating lease right-of-use assets	22,772	19,173
Deferred tax assets, net	53,208	145
Other assets	90,879	93,407
Total assets	$1,825,036	$2,100,765
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,463	$8,623
Accrued expenses and other current liabilities	71,574	59,690
Deferred revenue, current	338,615	320,133
Finance lease liabilities, current	66	778
Operating lease liabilities, current	3,525	4,108
Convertible senior notes, net, current	—	249,233
Total current liabilities	422,243	642,565

Finance lease liabilities, noncurrent	53	4
Operating lease liabilities, noncurrent	20,283	15,738
Convertible senior notes, net, noncurrent	892,675	1,140,608
Deferred tax liabilities, net	4,532	6,394
Deferred revenue, noncurrent	1,390	904
Other long-term liabilities	708	3,608
Total liabilities	1,341,884	1,809,821
Commitments and contingencies (Note 17)
Redeemable non-controlling interest (Note 4)	36,483	30,063
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,813,352 and 61,515,105 issued and outstanding at December 31, 2024 and 2023, respectively	628	615
Additional paid-in capital	495,391	474,863
Accumulated other comprehensive income (loss)	(361)	205
Accumulated deficit	(48,989)	(214,802)
Total stockholders' equity	446,669	260,881
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,825,036	$2,100,765
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Subscription and support	$619,287	$555,516	$491,187
Professional services	34,049	34,480	31,751
Total revenues	653,336	589,996	522,938
Cost of revenues
Subscription and support	135,308	121,308	102,132
Professional services	26,657	25,485	27,253
Total cost of revenues	161,965	146,793	129,385
Gross profit	491,371	443,203	393,553
Operating expenses
Sales and marketing	248,347	243,154	256,862
Research and development	100,973	103,207	108,893
General and administrative	121,795	71,530	80,155
Restructuring costs	1,720	10,964	3,841
Total operating expenses	472,835	428,855	449,751
Income (loss) from operations	18,536	14,348	(56,198)
Other income (expense)
Interest income	49,808	52,059	14,637
Interest expense	(8,758)	(5,898)	(5,850)
Gain on extinguishment of convertible senior notes	65,112	—	—
Other income, net	106,162	46,161	8,787
Income (loss) before income taxes	124,698	60,509	(47,411)
Provision for (benefit from) income taxes	(43,067)	1,450	(13,520)
Net income (loss)	167,765	59,059	(33,891)
Net income (loss) attributable to redeemable non-controlling interest (Note 4)	1,952	892	(369)
Adjustment attributable to redeemable non-controlling interest (Note 4)	4,639	5,334	(4,131)
Net income (loss) attributable to BlackLine, Inc.	$161,174	$52,833	$(29,391)
Basic net income (loss) per share attributable to BlackLine, Inc.	$2.59	$0.87	$(0.49)
Shares used to calculate basic net income (loss) per share	62,129	60,849	59,539
Diluted net income (loss) per share attributable to BlackLine, Inc.	$1.45	$0.81	$(0.49)
Shares used to calculate diluted net income (loss) per share	73,503	72,045	59,539
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$167,765	$59,059	$(33,891)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of (provision for) benefit from taxes of $123, $(123), and $0, for the years ended December 31, 2024, 2023, and 2022, respectively	(393)	1,755	(1,450)
Foreign currency translation	(355)	(136)	(624)
Other comprehensive income (loss)	(748)	1,619	(2,074)
Comprehensive income (loss)	167,017	60,678	(35,965)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	1,952	892	(369)
Foreign currency translation attributable to redeemable non-controlling interest	(182)	(58)	(304)
Comprehensive income (loss) attributable to redeemable non-controlling interest	1,770	834	(673)
Comprehensive income (loss) attributable to BlackLine, Inc.	$165,247	$59,844	$(35,292)
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,984	$590	$625,883	$298	$(301,735)	$325,036
Cumulative-effect adjustment related to adoption of ASU 2020-06, net of tax	—	—	(324,418)	—	62,288	(262,130)
Balance at January 1, 2022	58,984	590	301,465	298	(239,447)	62,906
Stock option exercises	246	2	4,679	—	—	4,681
Vesting of restricted stock units	634	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	153	2	6,994	—	—	6,996
Acquisition of common stock for tax withholding obligations	—	—	(9,544)	—	—	(9,544)
Stock-based compensation	—	—	77,984	—	—	77,984
Other comprehensive loss	—	—	—	(1,770)	—	(1,770)
Net loss attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,131	—	(33,522)	(29,391)
Balance at December 31, 2022	60,017	600	385,709	(1,472)	(272,969)	111,868
Stock option exercises	583	7	19,749	—	—	19,756
Vesting of restricted stock units	738	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	177	2	8,008	—	—	8,010
Acquisition of common stock for tax withholding obligations	—	—	(15,029)	—	—	(15,029)
Stock-based compensation	—	—	81,760	—	—	81,760
Other comprehensive income	—	—	—	1,677	—	1,677
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,334)	—	58,167	52,833
Balance at December 31, 2023	61,515	615	474,863	205	(214,802)	260,881
Stock option exercises	386	3	7,580	—	—	7,583
Vesting of restricted stock units	756	8	—	—	—	8
Issuance of common stock through employee stock purchase plan	156	2	7,004	—	—	7,006
Acquisition of common stock for tax withholding obligations	—	—	(17,465)	—	—	(17,465)
Stock-based compensation	—	—	87,786	—	—	87,786
Other comprehensive loss	—	—	—	(566)	—	(566)
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,639)	—	165,813	161,174
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss) attributable to BlackLine, Inc.	$161,174	$52,833	$(29,391)
Net income (loss) and adjustment attributable to redeemable non-controlling interest (Note 4)	6,591	6,226	(4,500)
Net income (loss)	167,765	59,059	(33,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,345	50,099	42,816
Change in fair value of contingent consideration	—	(33,549)	(35,130)
Amortization of debt issuance costs	4,486	5,535	5,511
Stock-based compensation	83,251	77,970	75,884
Gain on extinguishment of convertible senior notes	(65,112)	—	—
Noncash lease expense	6,221	6,453	5,593
Accretion of purchase discounts on marketable securities, net	(18,441)	(33,884)	(8,874)
Net foreign currency (gains) losses	279	853	(1,470)
Deferred income taxes	(54,802)	(1,525)	(14,404)
Provision for (benefit from) credit losses	84	(18)	115
Impairment of cloud computing implementation costs	—	—	5,330
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(7,552)	(20,855)	(23,033)
Prepaid expenses and other current assets	2,742	(6,599)	1,059
Other assets	2,505	(595)	(10,112)
Accounts payable	(1,123)	(5,104)	4,376
Accrued expenses and other current liabilities	7,087	(924)	5,893
Deferred revenue	18,968	41,271	36,646
Contingent consideration paid in excess of original estimates	—	(2,393)	—
Operating lease liabilities	(5,963)	(7,171)	(6,949)
Lease incentive receipts	—	240	812
Other long-term liabilities	96	(2,250)	5,841
Net cash provided by operating activities	190,836	126,613	56,013
Cash flows from investing activities
Purchases of marketable securities	(396,104)	(1,343,331)	(1,599,945)
Proceeds from maturities of marketable securities	1,023,286	1,319,821	1,392,250
Proceeds from sales of marketable securities	324,098	—	—
Capitalized software development costs	(24,714)	(21,644)	(19,208)
Purchases of property and equipment	(2,126)	(5,953)	(10,974)
Acquisition, net of cash acquired	—	(11,376)	(157,738)
Net cash provided by (used in) investing activities	924,440	(62,483)	(395,615)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	661,979	—	—
Partial repurchase of convertible senior notes	(848,519)	—	—
Repayment of convertible senior notes	(250,000)	—	—
Purchase of capped calls related to convertible senior notes	(59,738)	—	—
Principal payments under finance lease obligations	(999)	(990)	(619)
Proceeds from exercises of stock options	7,591	19,762	4,687
Proceeds from employee stock purchase plan	7,006	8,010	6,996
Acquisition of common stock for tax withholding obligations	(17,465)	(15,029)	(9,544)
Financed purchases of property and equipment	—	—	(84)
Payment of contingent consideration for the 2013 Acquisition	—	(5,607)	—
Net cash provided by (used in) financing activities	(500,145)	6,146	1,436
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(347)	(120)	(618)
Net increase (decrease) in cash, cash equivalents, and restricted cash	614,784	70,156	(338,784)
Cash, cash equivalents, and restricted cash, beginning of period	271,363	201,207	539,991
Cash, cash equivalents, and restricted cash, end of period	$886,147	$271,363	$201,207
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$885,915	$271,117	$200,968
Restricted cash included within other assets at end of period	232	246	239
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$886,147	$271,363	$201,207
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$3,819	$313	$313
Cash paid for income taxes	$11,529	$3,097	$1,123
Non-cash financing and investing activities
Adjustment for adoption of ASU 2020-06	$—	$—	$262,130
Estimated fair value of contingent consideration	$—	$—	$55,947
Stock-based compensation capitalized for software development	$4,534	$3,481	$2,379
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$2,813	$1,510	$1,816
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$2,400	$60	$847
Leased assets obtained in exchange for new financing lease liabilities	$385	$—	$1,223
Leased assets obtained in exchange for new operating lease liabilities	$10,092	$10,438	$3,866
Leasehold improvements paid directly by landlord	$—	$271	$—
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide financial accounting close solutions delivered primarily as Software as a Service (“SaaS”). The Company’s solutions enable its customers to address various aspects of their critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash.
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
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
Principles of consolidation and basis of presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at December 31, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s valuation of contingent consideration, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the year ended December 31, 2024, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Segments
Management has determined that the Company has one operating segment. Together, our Co-Chief Executive Officers are the Chief Operating Decision Maker (“CODM”) and review the financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance.
Concentration of credit risk and significant customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents, investments in marketable securities, and accounts receivable.
The Company maintains the majority of its cash balances with one major commercial bank in interest-bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits. The Company invests its excess cash in money market mutual funds with two major investment banks. To date, the Company has not experienced any impairment losses on its investments.
For the years ended December 31, 2024, 2023, and 2022, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2024 or 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in other assets and prepaid expenses and other current assets was $0.2 million and $0.2 million of restricted cash at December 31, 2024 and 2023, respectively. The cash was required to be restricted for use by the Company’s office leaseholder to collateralize a standby letter of credit.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the year ended December 31, 2024. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
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
During the years ended December 31, 2024, 2023, and 2022, the Company amortized $22.6 million, $19.1 million, and $13.6 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2024 and 2023, the accumulated amortization of capitalized internal-use software development costs was $83.2 million and $60.6 million, respectively.
The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract. These capitalized costs exclude training costs, project management costs, and data migration costs. Capitalized software implementation costs are amortized using the straight-line method over the terms of the associated hosting arrangements.
Intangible assets
Intangible assets primarily consist of developed technology, customer relationships, and trade names, which were acquired as part of purchase business combinations, as well as a defensive patent that was acquired through a purchase agreement. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to 11 years.
Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows for the asset group are less than its net book value, an impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2024 and 2023, the Company did not record any charges for the impairment of cloud computing implementation costs. For the year ended December 31, 2022, the Company recognized charges for the impairment of cloud computing implementation costs of $5.3 million.
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
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2024 and 2023, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
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
At December 31, 2024 and 2023, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
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
Certain assets, including goodwill and long-lived assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. Refer to “Impairment of long-lived assets” section above for additional information.
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
Changes in deferred revenue for the years ended December 31, 2024, 2023, and 2022 were primarily due to additional billings in the periods, partially offset by revenue recognized of $316.7 million, $274.3 million, and $239.9 million, respectively, that was previously included in the deferred revenue balance at December 31, 2023, 2022, and 2021, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $879.4 million at December 31, 2024, of which the Company expects to recognize approximately 57.6% over the next 12 months and the remainder thereafter.
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
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $37.0 million, $34.1 million, and $29.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets, transaction-related costs, and impairment of cloud computing implementation costs. Advertising costs are expensed as incurred and totaled $11.6 million, $11.8 million, and $9.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Company recognizes the fair value of restricted stock units with performance and service conditions based upon the probability of the performance conditions being met, using the graded vesting method. The Company recognizes the fair value of restricted stock units with market and service conditions based upon the achievement of total stockholder return (“TSR”) relative to an industry index being met, using the graded vesting method. The Company estimates the fair value of its restricted stock units with market and service conditions using the Monte Carlo simulation valuation model, which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. The Company accounts for forfeitures when they occur rather than estimating a forfeiture rate.
The Company recognizes the fair value of ESPP shares using the Black-Scholes option valuation model based on the following assumptions:
Expected volatility. The expected volatility is based on a weighted average of the historical volatility of the Company’s common stock over the expected term.
Expected term. The expected term represents the amount of time remaining in the offering period.
Risk-free interest rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected term of the ESPP share.
Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.
Share Repurchase Program
On November 17, 2024, the Board of Directors (“the Board”) authorized the repurchase of up to $200.0 million of the Company’s common stock. The authorization will expire at the end of the first quarter of fiscal year 2027.
Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate the

Company to acquire any particular amount of its common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
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
For periods where the Company reports net income, the Company will calculate diluted net income per share attributable to BlackLine, Inc. by adjusting the denominator for potentially dilutive common shares, which are based on the weighted average number of shares of common stock underlying stock options and unvested stock awards using the treasury stock method, as well as for the potential impact of our Notes using the if-converted method or the treasury stock method, as applicable. Under the if-converted method, the numerator is adjusted by adding back interest expense, net of any tax impact.
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
Foreign currency
The Company’s functional currency for its foreign subsidiaries is the U.S. Dollar (“USD”), with the exception of its BlackLine K.K. subsidiary, for which the Japanese Yen is the functional currency. The foreign exchange impacts of remeasuring the local currency of the foreign subsidiaries to the functional currency is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Monetary assets and liabilities of foreign operations are remeasured at balance sheet date exchange rates, non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations are remeasured at average exchange rates in effect for the period. Foreign currency transaction gains and losses consist of both realized and unrealized gains and losses. Foreign currency transaction losses totaled $3.6 million for the year ended December 31, 2024, foreign currency transaction gains totaled $0.9 million for the year ended December 31, 2023, and foreign currency transaction losses totaled $2.1 million for the year ended December 31, 2022. The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for monetary assets and liabilities, historical rates of exchange for non-monetary assets and liabilities and equity, and average exchange rates in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets.
Recently-adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. For public business entities, it is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for the year ended December 31, 2024. Refer to “Note 3 - Segment Information” for additional information.
Recently-issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements. The Company does not intend to early adopt.
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
Note 3 – Segment Information
Management has determined that the Company has one operating and reportable segment. The Company provides subscription and support services that consist of a cloud-based platform designed to unify, automate, and streamline accounting and finance operations, and also provides professional services that consist of implementation and consulting services. The technology used in the subscription and support services is based on a single software platform that is deployed to and implemented by customers. The Company manages the business activities on a consolidated basis, and operating segments have not been aggregated. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.
Our CODM assesses performance for the operating segment and decides how to allocate resources based on the review of net income (loss). The CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for (benefit from) income taxes, which are all presented in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022. Other significant expenses include depreciation expense of $30.5 million, $29.5 million, and $23.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, as well as amortization expense of $19.9 million, $20.6 million, and $19.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company’s intra-entity sales are eliminated upon consolidation.
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$457,955	$422,192	$373,423
International	195,381	167,804	149,515
	$653,336	$589,996	$522,938
No countries outside the U.S. represented 10% or more of total revenues.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets by geographic region (in thousands):

	December 31,
	2024	2023
United States	$18,399	$21,831
International	16,213	12,209
	$34,612	$34,040
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
Activity in the redeemable non-controlling interest was as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of period	$30,063	$23,895	$28,699
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	1,952	892	(369)
Foreign currency translation	(171)	(58)	(304)
Adjustment to redeemable non-controlling interest	4,639	5,334	(4,131)
Balance at end of period	$36,483	$30,063	$23,895
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
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was finalized as of the filing date of the Annual Report on Form 10-K for the year ended December 31, 2023.
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
FourQ Systems, Inc.
On January 26, 2022, the Company completed the FourQ Acquisition for cash consideration of $160.2 million payable at the closing of the acquisition. In addition, the Company agreed to pay a maximum of $73.2 million of contingent consideration if certain earnout conditions were met. At January 26, 2022, the fair value of the contingent consideration liability was $55.9 million and was included in contingent consideration on the accompanying consolidated balance sheet. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and the Company is no longer obligated to pay the contingent consideration of

$73.2 million. See “Note 16 - Contingent Consideration” for additional information regarding the valuation of the contingent consideration at December 31, 2024.
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
Note 6 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(80,284)	57,434
Customer relationships	26,779	(25,528)	1,251
Defensive patent	2,333	(1,498)	835
	$182,807	$(123,287)	$59,520

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,368	(66,900)	70,468
Customer relationships	26,779	(19,342)	7,437
Defensive patent	2,333	(1,182)	1,151
	$182,457	$(103,401)	$79,056
Amortization expense is included in the following functional statements of operations expense categories. Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$13,370	$12,438	$11,315
Sales and marketing	6,201	6,791	6,505
General and administrative	315	1,379	1,911
	$19,886	$20,608	$19,731
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2024 (in thousands):

2025	$14,128
2026	13,713
2027	13,178
2028	12,412
2029	2,615
Thereafter	3,474
$59,520

The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2022	$443,861
Additions from acquisitions	5,104
Balance at December 31, 2023	448,965
Additions from acquisitions	—
Balance at December 31, 2024	$448,965
Note 7 – Balance Sheet Components
Investments in Marketable Securities
The Company had no marketable securities at December 31, 2024.
At December 31, 2023, investments in marketable securities presented within current assets on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$523,344	$737	$(107)	$523,974
Commercial paper	241,428	1	—	241,429
U.S. government agencies	168,078	2	(128)	167,952
	$932,850	$740	$(235)	$933,355
The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income, which totaled $18.4 million, $33.9 million, and $8.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Net gains and losses are determined using the specific identification method. During the years ended December 31, 2024, 2023, and 2022, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's accompanying consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $286.6 million, and unrealized losses of $0.2 million at December 31, 2023. There were no marketable securities in a continuous loss position for greater than 12 months at December 31, 2023.
The Company's marketable securities were considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities as of December 31, 2023.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying consolidated balance sheets and totaled $86.1 million and $89.9 million at December 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued salaries and employee benefits	$41,833	$33,344
Accrued income and other taxes payable	11,297	9,408
Accrued restructuring costs	—	1,569
Other accrued expenses and current liabilities	18,444	15,369
	$71,574	$59,690

Note 8 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$809,906	$—	$—	$809,906
Total assets	$809,906	$—	$—	$809,906
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$148,298	$—	$—	$148,298
Commercial paper	—	38,926	—	38,926
U.S. government agencies	—	19,987	—	19,987
Marketable securities
U.S. treasury securities	523,974	—	—	523,974
Commercial paper	—	241,429	—	241,429
U.S. government agencies	—	167,952	—	167,952
Total assets	$672,272	$468,294	$—	$1,140,566
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning fair value	$—	$41,549	$20,732
Additions in the period	—	—	55,947
Payments in the period	—	(8,000)	—
Change in fair value	—	(33,549)	(35,130)
Ending fair value	$—	$—	$41,549
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
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. At December 31, 2024, the related liability for the FourQ Acquisition was zero. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and the Company is no longer obligated to pay the contingent consideration of $73.2 million.
Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the consolidated statements of operations.

Note 9 – Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computers and equipment	$23,354	$22,396
Purchased software	13,990	14,007
Furniture and fixtures	4,511	4,197
Leasehold improvements	16,316	16,198
Data center equipment - finance lease	1,297	1,231
Building - finance lease	1,521	1,219
Construction in progress	2,638	—
Property and equipment, gross	63,627	59,248
Less: accumulated depreciation and amortization	(51,787)	(44,381)
Property and equipment, net	$11,840	$14,867
Depreciation and amortization expense related to property and equipment was $7.9 million, $10.4 million, and $9.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 10 – Leases
The Company has entered into various operating and finance lease agreements for office space and data centers. As of December 31, 2024, the Company had 18 leased properties with remaining lease terms of less than one year to ten years, some of which include options to extend or terminate the leases.
The components of the lease expense recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of assets	$1,007	$1,020	$652
Interest on lease liabilities	19	45	44
Operating lease cost	7,519	6,663	5,767
Short-term lease cost	532	378	388
Variable cost	1,343	1,237	1,190
Total lease cost	$10,420	$9,343	$8,041
Cash flow and other information related to leases was as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$1,046	$1,036	$662
Operating cash flows from operating lease liabilities	$7,899	$7,467	$5,338

Weighted average remaining lease term at end of period (in years):
Finance leases	2.6	0.8	1.7
Operating leases	6.2	4.2	3.9

Weighted average discount rate:
Finance leases	7.8%	3.5%	3.7%
Operating leases	7.4%	5.7%	2.8%

Maturities of lease liabilities at December 31, 2024, for each of the five succeeding fiscal years and thereafter, were (in thousands):

	Finance Leases	Operating Leases
2025	$72	$4,800
2026	16	6,126
2027	16	5,318
2028	16	4,285
2029	12	1,994
Thereafter	—	8,057
Total lease payments	132	30,580
Less imputed interest	(13)	(6,772)
Total lease obligations	$119	$23,808
Refer to “Note 9 - Property and Equipment” for additional information on finance leases.
Note 11 – Convertible Senior Notes
2029 Notes
On May 24, 2024 and June 5, 2024, the Company issued $600.0 million aggregate principal amount, and an additional aggregate principal amount in connection with the initial purchasers’ option of $75.0 million, respectively, of 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 0.125% Convertible Senior Notes due in 2024 (the “2024 Notes”) and the 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”), the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The 2029 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).
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
Prior to the close of business on the business day immediately preceding March 1, 2029, the 2029 Notes will be convertible only under the following circumstances:
(1)    during any calendar quarter and only during such calendar quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day;
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
The 2029 Notes consisted of the following (in thousands):

December 31
2024
Liability:
Principal	$675,000
Unamortized debt issuance costs	(11,494)
Net carrying amount	$663,506
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at December 31, 2024.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at December 31, 2024, was approximately $729.4 million, which represents a Level 2 valuation.
During the year ended December 31, 2024, the Company recognized $1.5 million of interest expense related to the amortization of debt issuance costs and $4.1 million of coupon interest expense.
The 2029 Notes were not convertible at December 31, 2024.
2026 Notes
In March 2021, the Company issued $1.150 billion aggregate gross proceeds, which included the initial purchasers’ option of $150.0 million aggregate principal amount, of the 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2026 Notes were issued pursuant to an indenture (the “2026 Indenture”), by and between the Company and the Trustee.
The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes may bear special interest under specified circumstances related to the Company’s failure to comply with its reporting obligations under the 2026 Indenture or if the 2026 Notes are not freely tradeable as required by the 2026 Indenture. The 2026 Notes will mature on March 15, 2026, unless redeemed, repurchased, or converted prior to such date in accordance with their terms.
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
(3)    if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)    upon the occurrence of specified corporate events set forth in the 2026 Indenture.
If the Company undergoes a fundamental change, as described in the 2026 Indenture, prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
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
The 2026 Indenture contains customary events of default with respect to the 2026 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2026 Notes shall, declare all principal and accrued and unpaid interest, if any, of the 2026 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of, and accrued and unpaid interest on the 2026 Notes will automatically become due and payable.
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
In connection with the issuance of the 2029 Notes, the Company used approximately $662.6 million of the net proceeds from the offering of the 2029 Notes, as well as liquid investments on hand of $185.9 million to repurchase $919.8 million aggregate principal amount of the 2026 Notes. The difference between the consideration paid and the carrying value of the repurchased 2026 Notes, inclusive of any unamortized debt issuance costs, was recognized as a gain on extinguishment of $65.1 million in other income in the consolidated statement of operations for the year ended December 31, 2024.

The 2026 Notes consisted of the following (in thousands):

	December 31
	2024	2023
Liability:
Principal	$230,196	$1,150,000
Unamortized debt issuance costs	(1,027)	(9,392)
Net carrying amount	$229,169	$1,140,608
The effective interest rate of the 2026 Notes, excluding the conversion option, remained unchanged at 0.37% for December 31, 2024 and 2023.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at December 31, 2024, was approximately $212.9 million, which represents a Level 2 valuation.
During the years ended December 31, 2024 and 2023, the Company recognized $2.2 million and $4.2 million of interest expense related to the amortization of debt issuance costs, respectively.
The 2026 Notes were not convertible at December 31, 2024.
2024 Notes
In August 2019, the Company issued the 2024 Notes for aggregate gross proceeds of $500.0 million, which included the initial purchasers’ option of $65.0 million aggregate principal amount, in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
In connection with the issuance of the 2026 Notes (as defined above) in March 2021, the Company used approximately $432.2 million of the net proceeds to repurchase $250.0 million aggregate principal amount of the 2024 Notes.
On August 1, 2024, the scheduled maturity date, the Company repaid the total outstanding $250.0 million aggregate principal amount and related $0.2 million of accrued interest pursuant to the terms of the 2024 Notes with cash on hand. The 2024 Notes consisted of the following (in thousands):

December 31,
2023
Liability:
Principal	$250,000
Unamortized debt issuance costs	(767)
Net carrying amount(1)	$249,233
(1) Net carrying amount as of December 31, 2023 presented within total current liabilities on the consolidated balance sheet.
The effective interest rate of the 2024 Notes, excluding the conversion option, remained unchanged at 0.65% through the maturity date of August 1, 2024 and December 31, 2023.
The Company carried the 2024 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets.
During the year ended December 31, 2024, the Company recognized $0.8 million of interest expense related to the amortization of debt issuance costs and $0.2 million of coupon interest expense. During the year ended December 31, 2023, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $0.3 million of coupon interest expense.
2029 Capped Calls
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
As of December 31, 2024, all of the 2029 Capped Calls remained outstanding.
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
As of December 31, 2024, all of the 2026 Capped Calls remained outstanding.
2024 Capped Calls
In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call transactions (the “2024 Capped Calls”). All remaining 2024 Capped Calls expired upon the maturity of the 2024 Notes on August 1, 2024.
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
During the years ended December 31, 2024 and 2023, the Company recorded $1.7 million and $9.8 million, respectively, primarily for severance and other termination benefits, which occurred in the U.S. and various international locations. The charges were recorded as one-time termination benefits pursuant to ASC 420, Exit or Disposal Cost Obligations. The Company does not anticipate incurring additional expenses.
Fiscal 2022 Restructuring Program
On December 7, 2022, the Company announced its intention to reduce its global workforce by approximately 5%, or approximately 95 total positions. The actions were primarily in response to cost reduction initiatives to focus on key growth priorities. The actions were substantially completed in the fourth quarter of fiscal year 2022 subject to local law and consultation requirements.
During the years ended December 31, 2024, 2023, and 2022 the Company recorded zero, $1.1 million, and $3.8 million, respectively, primarily for severance and other termination benefits, which occurred in the U.S. and various international locations. The charges were recorded as one-time termination benefits pursuant to ASC 420. The Company does not anticipate incurring additional expenses.

The liability for the fiscal 2023 and 2022 restructuring programs was included in accrued expenses and other current liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the respective plans for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December 31, 2023	$1,562	$7	$1,569
Restructuring charges	1,720	—	1,720
Cash payments and adjustments	(3,282)	(7)	(3,289)
Accrual balance as of December 31, 2024	$—	$—	$—

	Year Ended December 31, 2023
	Restructuring Program
	Fiscal 2023	Fiscal 2022	Total
Accrual balance as of December 31, 2022	$—	$1,737	$1,737
Restructuring charges	9,815	1,149	10,964
Cash payments and adjustments	(8,253)	(2,879)	(11,132)
Accrual balance as of December 31, 2023	$1,562	$7	$1,569
Restructuring charge adjustments were changes in estimates whereby increases and decreases in charges were generally recorded to operating expenses in the periods of adjustments.
Note 13 – Equity Awards
2014 and 2016 Plans
On March 3, 2014, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”). In November 2016, upon the completion of the Company’s initial public offering, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and determined that it will no longer grant any additional awards under the 2014 Plan. However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2014 plan. Upon the adoption of the 2016 Plan, the maximum number of shares issuable was 6.2 million, plus a number of shares equal to the number of shares subject to outstanding awards granted under the 2014 Plan after the date the 2014 Plan is terminated without having been exercised in full. The Company’s Board may grant stock options and restricted stock units to employees, directors and consultants under the 2016 Plan. The aggregate number of shares available under the 2016 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the Company’s outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Stock options and restricted stock units generally vest over three to four years and have contractual terms of ten years.
At December 31, 2024, 20.4 million shares were available for issuance under the 2016 Plan.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	1,693	$45.67	4.6	$37,077
Exercised	(396)	$19.61
Forfeited/canceled	(60)	$107.89
Outstanding at December 31, 2024	1,237	$50.96	4.1	$18,242
Exercisable at December 31, 2024	1,229	$50.56
There were no stock options granted during the years ended December 31, 2024, 2023, and 2022. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2024, 2023, and 2022 was $14.3 million, $15.2 million, and $13.4 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2024, 2023, and 2022 was $7.6 million, $19.8 million, and $4.7 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was $0.3 million at December 31, 2024, which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	2,208	$68.82
Granted	1,905	$62.87
Vested	(1,004)	$70.13
Forfeited/canceled	(298)	$68.11
Nonvested at December 31, 2024	2,811	$64.40
At December 31, 2024, the intrinsic value of service-based nonvested restricted stock units was $170.8 million. At December 31, 2024, total unrecognized compensation cost related to nonvested restricted stock units was $154.5 million and was expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock units - performance and service conditions
Grants of performance and service-based restricted stock units vest over a three-year period. The total fair value of the grants made during the year ended December 31, 2024 was $12.5 million.
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	113	$67.17
Granted	206	$60.43
Performance adjustment	(62)	$67.17
Vested	(51)	$67.17
Forfeited/canceled	(8)	$58.57
Nonvested at December 31, 2024	198	$60.51
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	235	N/A
Granted (legal grant with no grant date established)	147	N/A
Granted (accounting grant date established)	(133)	N/A
Forfeited/canceled	(5)	N/A
Nonvested at December 31, 2024	244	N/A
At December 31, 2024, the intrinsic value of performance and service-based nonvested restricted stock units with established grant dates was $12.0 million. At December 31, 2024, total unrecognized compensation cost related to performance and service-based nonvested restricted stock units with established grant dates was $0.8 million and was expected to be recognized over a weighted-average period of 0.2 years.
At December 31, 2024, the intrinsic value of performance and service-based nonvested restricted stock units with no grant dates established was $14.8 million.

Restricted stock units - market and service conditions
Grants of market and service-based restricted stock units vest subject to the achievement of TSR relative to an industry index over a three-year period. The total fair value of the grants made during the year ended December 31, 2024 was $19.0 million.
The following table summarizes activity for restricted stock units with market and service-based conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	—	N/A
Granted	202	$93.89
Vested	—	N/A
Forfeited/canceled	—	N/A
Nonvested at December 31, 2024	202	$93.89
At December 31, 2024, the intrinsic value of market and service-based nonvested restricted stock units was $12.3 million. At December 31, 2024, total unrecognized compensation cost related to market and service-based nonvested restricted stock units was $14.6 million and was expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 0.6 million shares remained available for issuance at December 31, 2024. The Company recognized stock-based compensation expense related to the ESPP of $3.2 million, $3.3 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4% - 5.4%	4.5% - 5.4%	1.4% - 4.5%
Expected term (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Volatility	33.4% - 41.5%	39.8% - 58.5%	39.3% - 65.5%
At December 31, 2024, total unrecognized compensation cost related to the 2018 ESPP was $2.1 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$10,501	$10,342	$8,595
Sales and marketing	25,428	24,152	26,310
Research and development	13,345	13,095	14,382
General and administrative	33,977	30,381	26,597
	$83,251	$77,970	$75,884
Stock-based compensation capitalized as an asset was $4.5 million, $3.5 million, and $2.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.
The Company recorded $0.8 million of foreign tax provisions attributable to equity awards for the year ended December 31, 2024, and $0.1 million and $0.1 million of foreign tax benefits attributable to equity awards for the years ended December 31, 2023 and 2022, respectively.

Note 14 – Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$126,341	$62,745	$(41,534)
International	(1,643)	(2,236)	(5,877)
	$124,698	$60,509	$(47,411)
The components of the total provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$4,474	$272	$—
State	3,872	859	316
Foreign	3,361	1,844	564
Total current tax expense	11,707	2,975	880
Deferred
Federal	(35,071)	202	(12,709)
State	(17,791)	100	(1,503)
Foreign	(1,912)	(1,827)	(188)
Total deferred tax provision	(54,774)	(1,525)	(14,400)
Total provision for (benefit from) income taxes	$(43,067)	$1,450	$(13,520)
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(11.8)%	2.7%	(1.2)%
Federal tax credits	(2.5)%	(9.8)%	10.0%
De-recognized tax credit carryforwards	2.6%	—%	—%
Unrecognized tax benefit remeasurement	4.3%	—%	—%
Change in valuation allowance	(53.2)%	(13.8)%	(1.8)%
Foreign tax differential	0.9%	2.0%	(2.3)%
Windfall tax benefits, net related to stock-based compensation	1.8%	4.1%	1.1%
Nondeductible officer compensation	3.9%	6.8%	(11.1)%
Nondeductible transaction costs	—%	0.3%	(1.5)%
Contingent consideration	—%	(11.6)%	15.7%
Nondeductible meals and entertainment	0.5%	0.7%	(1.1)%
Foreign-derived intangible income tax benefit	(1.8)%	—%	—%
Other	(0.2)%	—%	(0.3)%
	(34.5)%	2.4%	28.5%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$14,906	$55,779
Research and other credits	17,288	39,248
Capitalized R&D	40,131	28,455
Stock-based compensation	7,570	7,811
Operating and finance leases	3,382	3,343
Accrued expenses and other current liabilities	7,300	5,445
Other	2,962	779
Total deferred tax assets	93,539	140,860
Less: valuation allowance	(4,677)	(92,079)
Deferred tax assets, net of valuation allowance	88,862	48,781
Deferred tax liabilities
Intangible assets	(13,801)	(18,698)
Prepaid expenses	(23,194)	(24,861)
Operating lease right-of-use and finance lease assets	(3,191)	(2,973)
Accretion on investment	—	(8,253)
Other	—	(245)
Total deferred tax liabilities	(40,186)	(55,030)
Net deferred taxes	$48,676	$(6,249)
ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. During the quarter ended December 31, 2024, the Company determined that the $89.1 million U.S. deferred tax asset valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors, including, but not limited to, the Company’s achievement of adjusted pre-tax income resulting in a three-year cumulative income position as of December 31, 2024, the Company’s full utilization of its federal net operating loss carryforward during 2024, and the Company’s projections of future pre-tax income. Based on available objective evidence, the Company has recorded a valuation allowance against certain foreign deferred tax assets at December 31, 2024.
The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance, at beginning of year	$92,079	$99,476	$32,279
Increase (decrease) in valuation allowance recorded through earnings	(87,402)	(7,063)	2,880
Increase (decrease) in valuation allowance recorded through equity	—	(334)	64,317
Valuation allowance, at end of year	$4,677	$92,079	$99,476
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
The decrease in valuation allowance recorded through earnings of $87.4 million during the year ended December 31, 2024 resulted primarily from the release of valuation allowance previously recorded against its U.S. deferred tax assets, partially offset by an increase in valuation allowance recorded against certain foreign deferred tax assets.
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
The increase in valuation allowance recorded through earnings of $2.9 million for the year ended December 31, 2022 resulted primarily from the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Job Act, partially offset by the valuation allowance decrease associated with net deferred tax liabilities acquired from FourQ which are a source of taxable income to support the recognition of existing BlackLine deferred tax assets. The Company elected to consider the recoverability of the acquired deferred tax assets before existing BlackLine deferred tax assets. The valuation allowance release associated with the acquired FourQ net deferred tax liabilities resulted in a U.S. deferred tax benefit of $14.2 million for the year ended December 31, 2022.
The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2024 and 2023, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
At December 31, 2024, the Company had consolidated state net operating loss carryforwards available to offset future taxable income of approximately $68.0 million. The state losses will begin to expire between 2031 and 2041, depending on the jurisdiction. The Company has federal research and development credits of $5.9 million, which begin to expire in 2043. The Company has state research and development credits of $10.7 million, which are indefinite in expiration. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning gross unrecognized tax benefits	$7,104	$5,513	$4,266
Increases related to prior year tax positions	9,243	274	162
Increases related to current year tax positions	2,351	1,317	1,085
Ending gross unrecognized tax benefits	$18,698	$7,104	$5,513
At December 31, 2024, included in the balance of unrecognized tax benefits is $18.7 million, that if recognized, would affect the effective tax rate. The Company recorded less than $0.1 million interest and penalties in its provision for income taxes for the years ended December 31, 2024, 2023, and 2022, respectively, and less than $0.1 million was accrued in interest and penalties at December 31, 2024, 2023, and 2022, respectively.
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
The Company regularly evaluates any necessary changes to their uncertain tax positions. During 2024 the Company remeasured their uncertain tax position reserve which resulted in an increase to prior year positions of $9.2 million. The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

Note 15 – Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$161,174	$52,833	$(29,391)
Denominator:
Weighted average shares	62,129	60,849	59,539
Basic net income (loss) per share attributable to BlackLine, Inc.	$2.59	$0.87	$(0.49)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to BlackLine, Inc.	$161,174	$52,833	$(29,391)
Interest expense, net of taxes	7,804	5,716	—
Gain on extinguishment of convertible senior notes, net of taxes	(62,147)	—	—
Net income (loss) attributable to BlackLine, Inc. for diluted calculation	$106,831	$58,549	$(29,391)
Denominator:
Weighted average shares	62,129	60,849	59,539
Dilutive effect of securities	691	872	—
Dilutive effect of convertible senior notes	10,683	10,324	—
Shares used to calculate diluted net income (loss) per share	73,503	72,045	59,539
Diluted net income (loss) per share attributable to BlackLine, Inc.	$1.45	$0.81	$(0.49)
The Company computes basic earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding. The Company computes diluted earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares, which is based on the weighted-average shares of common stock underlying stock options and unvested stock awards using the treasury stock method, and the effect of the convertible senior notes using the if-converted method.
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options - service-only vesting conditions	330	1,062	2,431
Restricted stock units - service-only vesting conditions	1,813	1,834	2,202
Restricted stock units - performance and service conditions	55	16	207
Restricted stock units - market and service conditions	153	—	—
Restricted stock units - performance, market, and service conditions	—	73	189
Total shares excluded from net income (loss) per share	2,351	2,985	5,029
The denominator for diluted net income per share attributable to BlackLine, Inc. does not include any effect from the Capped Calls as this effect would be anti-dilutive. In the event of conversion of the Notes, shares delivered to the Company under the Capped Calls would offset the dilutive effect of the shares that the Company would issue under the Notes. Refer to “Note 11 - Convertible Senior Notes” for additional information on the Notes and the related Capped Calls.
Note 16 – Contingent Consideration
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets, including the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed is $73.2 million. Changes in the significant inputs used in the fair value measurement, specifically a change in new and incremental actual and forecasted combined bookings from FourQ and the Company, can significantly impact the fair value of the contingent consideration liability. As of December 31, 2024, the FourQ contingent consideration was zero. As of the filing date of this Annual Report on Form 10-K, the financial performance milestones were not met, and the Company is no longer obligated to pay the contingent consideration of $73.2 million. Refer to “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” for additional information regarding the valuation of the contingent consideration.
In conjunction with the 2013 Acquisition, option holders of BlackLine Systems were allowed to cancel their stock option rights and receive a cash payment equal to the amount of calculated gain (less applicable expense and other items) had they exercised their stock options and then sold their common shares as part of the 2013 Acquisition. As a condition of the 2013 Acquisition, the Company was obligated to pay additional cash consideration to certain equity holders since the Company realized taxable income for the year ended December 31, 2022. The maximum contingent cash consideration of $8.0 million was paid during the year ended December 31, 2023, which reduced the liability to zero.
Increases and decreases in the fair value of contingent consideration are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the consolidated statements of operations.
Note 17 – Commitments and Contingencies
Litigation—From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2024 and 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 18 – Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s semi-monthly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s semi-monthly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $7.2 million, $7.6 million, and $7.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 19 – Subsequent Events
On February 12, 2025, the Compensation Committee approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units are service-based and will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2025 and quarterly thereafter for 12 consecutive quarters.
On February 12, 2025, the Compensation Committee approved the performance metrics for the 2025 performance period, resulting in the establishment of accounting grant dates for the third tranche of the 2023 and second tranche of the 2024 performance and service-based restricted stock units totaling 0.2 million target shares.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2024, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On December 6, 2024, Mark Partin, our Chief Financial Officer, adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 260,660 shares of our common stock, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 8, 2025, or earlier if all transactions under the trading arrangement have been completed.
On November 21, 2024, Thomas Unterman, our Lead Independent Director, adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 9,100 shares of our common stock, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 21, 2025, or earlier if all transactions under the trading arrangement have been completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company has adopted an insider trading policy applicable to our directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K. From time to time, we may engage in transactions in our own securities. We comply with all applicable securities laws when engaging in transactions in our securities.
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Los Angeles, CA.
The information required by this item will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
3.Exhibits:
The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013.	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-37924	3.1	March 13, 2023
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2	Description of Registrant’s Securities.	10-K	001-37924	4.2	February 23, 2023
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Indenture, dated May 15, 2021, between BlackLine, Inc. and U.S. National Association.	8-K	001-37924	4.1	March 15, 2021
4.6	Indenture, dated May 24, 2024, between BlackLine, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-37924	4.1	May 24, 2024
4.7	Form of 0.00% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-37924	4.2	March 15, 2021
4.8	Form of 1.00% Convertible Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-37924	4.2	May 24, 2024
10.1^	Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 1, 2013.	S-1	333-213899	10.1	September 30, 2016
10.2	Amendment No. 1 to Software Development Cooperation Agreement, by and between the Company and SAP AG, effective as of October 31, 2018.	10-K	001-37924	10.2	February 28, 2019
10.3+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.4+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.5+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.6+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016
10.7+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.8+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.9+	2018 Employee Stock Purchase Plan.	10-Q	001-37924	10.2	August 8, 2018
10.10+	Form of Change of Control and Severance Policy.	S-1	333-213899	10.13	September 30, 2016
10.11+	Executive Employment Agreement, by and between the Registrant and Therese Tucker, effective as of January 1, 2016.	S-1	333-213899	10.14	September 30, 2016
10.12+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.13+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016
10.14+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.15+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.16+	Employment Agreement between the Company and Therese Tucker, signed March 5, 2023.	8-K	001-37924	10.1	March 6, 2023
10.17+	Employment Agreement between the Company and Owen Ryan, signed March 5, 2023.	8-K	001-37924	10.2	March 6, 2023
10.18+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.19^	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.20^	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.21^	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.22^	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.23	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.24	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.25	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.26	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.27	Eighth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 26, 2021.	10-K	001-37924	10.29	February 23, 2024
10.28	Ninth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 15, 2023.	10-Q	001-37924	10.1	August 9, 2023
10.29	Form of Capped Call Confirmation.	8-K	001-37924	10.2	March 15, 2021
10.30	Form of Capped Call Confirmation.	8-K	001-37924	10.2	May 24, 2024

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
19**	BlackLine, Inc. Insider Trading Policy.
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Registrant’s Compensation Recovery Policy dated November 7, 2023.	10-K	001-37924	97.1	February 23, 2024
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Therese Tucker	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 21, 2025
Therese Tucker

/s/ Owen Ryan	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 21, 2025
Owen Ryan

/s/ Mark Partin	Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Mark Partin

/s/ Patrick Villanova	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Patrick Villanova

/s/ Camille Drummond	Director	February 21, 2025
Camille Drummond

/s/ David Henshall	Director	February 21, 2025
David Henshall

/s/ Brunilda Rios	Director	February 21, 2025
Brunilda Rios

/s/ Thomas Unterman	Director	February 21, 2025
Thomas Unterman

/s/ Sophia Velastegui	Director	February 21, 2025
Sophia Velastegui

/s/ William Wagner	Director	February 21, 2025
William Wagner

/s/ Barbara Whye	Director	February 21, 2025
Barbara Whye

/s/ Mika Yamamoto	Director	February 21, 2025
Mika Yamamoto