Form 10-Q
period 2025-03-31
BLACKLINE, INC.
filed 2025-05-07
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at May 2, 2025 was 62,320,133.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the macroeconomic environment on our business; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II. Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$479,536	$885,915
Marketable securities (amortized cost of $386,890 and $0 at March 31, 2025 and December 31, 2024, respectively)	386,945	—
Accounts receivable, net of allowances of $3,377 and $2,964 at March 31, 2025 and December 31, 2024, respectively	146,609	178,141
Prepaid expenses and other current assets	30,263	28,348
Total current assets	1,043,353	1,092,404
Capitalized software development costs, net	46,139	45,448
Property and equipment, net	14,273	11,840
Intangible assets, net	55,870	59,520
Goodwill	448,965	448,965
Operating lease right-of-use assets	26,818	22,772
Deferred tax assets, net	54,324	53,208
Other assets	91,406	90,879
Total assets	$1,781,148	$1,825,036
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,959	$8,463
Accrued expenses and other current liabilities	62,759	71,574
Deferred revenue, current	330,804	338,615
Finance lease liabilities, current	12	66
Operating lease liabilities, current	3,379	3,525
Convertible senior notes, net, current	229,379	—
Total current liabilities	630,292	422,243
Finance lease liabilities, noncurrent	49	53
Operating lease liabilities, noncurrent	24,645	20,283
Convertible senior notes, net, noncurrent	664,130	892,675
Deferred tax liabilities, net	4,335	4,532
Deferred revenue, noncurrent	1,265	1,390
Other long-term liabilities	2,711	708
Total liabilities	1,327,427	1,341,884
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 4)	35,818	36,483
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,261,033 and 62,813,352 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	623	628
Additional paid-in capital	461,570	495,391
Accumulated other comprehensive loss	(178)	(361)
Accumulated deficit	(44,112)	(48,989)
Total stockholders' equity	417,903	446,669
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,781,148	$1,825,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2025	2024
Revenues
Subscription and support	$158,462	$149,501
Professional services	8,469	7,960
Total revenues	166,931	157,461
Cost of revenues
Subscription and support	34,130	32,052
Professional services	6,794	7,045
Total cost of revenues	40,924	39,097
Gross profit	126,007	118,364
Operating expenses
Sales and marketing	63,063	61,111
Research and development	25,725	25,015
General and administrative	28,345	30,046
Restructuring costs	5,299	444
Total operating expenses	122,432	116,616
Income from operations	3,575	1,748
Other income (expense)
Interest income	8,892	15,360
Interest expense	(2,522)	(1,469)
Other income, net	6,370	13,891
Income before income taxes	9,945	15,639
Provision for income taxes	4,671	869
Net income	5,274	14,770
Net income attributable to redeemable non-controlling interest	397	438
Adjustment attributable to redeemable non-controlling interest	(1,178)	3,503
Net income attributable to BlackLine, Inc.	$6,055	$10,829
Basic net income per share attributable to BlackLine, Inc.	$0.10	$0.18
Shares used to calculate basic net income per share	62,822	61,643
Diluted net income per share attributable to BlackLine, Inc.	$0.10	$0.17
Shares used to calculate diluted net income per share	64,839	72,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2025	2024
Net income	$5,274	$14,770
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of benefit from taxes of $0 and $123 for the quarters ended March 31, 2025 and 2024, respectively	54	(582)
Foreign currency translation	245	(216)
Other comprehensive income (loss)	299	(798)
Comprehensive income	5,573	13,972
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	397	438
Foreign currency translation attributable to redeemable non-controlling interest	116	(104)
Comprehensive income attributable to redeemable non-controlling interest	513	334
Comprehensive income attributable to BlackLine, Inc.	$5,060	$13,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	52	1	2,132	—	—	2,133
Vesting of restricted stock units	316	3	—	—	—	3
Repurchases of common stock, including excise taxes	(920)	(9)	(45,715)	—	—	(45,724)
Acquisition of common stock for tax withholding obligations	—	—	(10,939)	—	—	(10,939)
Stock-based compensation	—	—	19,523	—	—	19,523
Other comprehensive income	—	—	—	183	—	183
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,178	—	4,877	6,055
Balance at March 31, 2025	62,261	$623	$461,570	$(178)	$(44,112)	$417,903

	Quarter Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	28	—	311	—	—	311
Vesting of restricted stock units	260	3	—	—	—	3
Acquisition of common stock for tax withholding obligations	—	—	(10,981)	—	—	(10,981)
Stock-based compensation	—	—	19,485	—	—	19,485
Other comprehensive loss	—	—	—	(694)	—	(694)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(3,503)	—	14,332	10,829
Balance at March 31, 2024	61,803	$618	$480,175	$(489)	$(200,470)	$279,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2025	2024
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$6,055	$10,829
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	(781)	3,941
Net income	5,274	14,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,498	12,648
Amortization of debt issuance costs	834	1,385
Stock-based compensation	18,574	18,562
Noncash lease expense	1,397	1,558
Accretion of purchase discounts on marketable securities, net	(1,968)	(8,542)
Net foreign currency (gains) losses	(227)	38
Deferred income taxes	(1,313)	(1,041)
Provision for credit losses	56	—
Changes in operating assets and liabilities:
Accounts receivable	32,737	45,696
Prepaid expenses and other current assets	(1,878)	(1,964)
Other assets	(517)	2,406
Accounts payable	(3,590)	(6,792)
Accrued expenses and other current liabilities	(6,631)	(14,774)
Deferred revenue	(8,024)	(11,830)
Operating lease liabilities	(1,510)	(1,710)
Lease incentive receipts	30	—
Other long-term liabilities	2,000	15
Net cash provided by operating activities	46,742	50,425
Cash flows from investing activities
Purchases of marketable securities	(384,923)	(294,961)
Proceeds from maturities of marketable securities	—	322,700
Capitalized software development costs	(8,167)	(6,450)
Purchases of property and equipment	(5,951)	(299)
Net cash provided by (used in) investing activities	(399,041)	20,990
Cash flows from financing activities
Principal payments under finance lease obligations	(57)	(258)
Repurchases of common stock	(45,451)	—
Proceeds from exercises of stock options	2,136	314
Acquisition of common stock for tax withholding obligations	(10,939)	(10,981)
Net cash used in financing activities	(54,311)	(10,925)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	240	(212)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(406,370)	60,278
Cash, cash equivalents, and restricted cash, beginning of period	886,147	271,363
Cash, cash equivalents, and restricted cash, end of period	$479,777	$331,641
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$479,536	$331,401
Restricted cash included within other assets at end of period	241	240
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$479,777	$331,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2025	2024
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$947	$923
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$679	$613
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$441	$89
Excise tax on repurchases of common stock	$273	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) provide intelligent financial accounting solutions delivered primarily as Software as a Service (“SaaS”). The Company’s solutions enable its customers to address various aspects of their critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash.
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
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of the 0.00% Convertible Senior Notes due in 2026 and 1.00% Convertible Senior Notes due in 2029, redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at March 31, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2025, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies.
Recently-adopted accounting pronouncements
There have been no recently-adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently-issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact that the standard will have on our disclosures within our consolidated financial statements. The Company does not intend to early adopt.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, it is effective for annual periods beginning after December 15, 2024. The adoption of this standard only impacts annual disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3 – Segment Information
Management has determined that the Company has one operating and reportable segment. The Company provides subscription and support services that consist of a cloud-based platform designed to unify, automate, and streamline accounting and finance operations, and also provides professional services that consist of implementation and consulting services. The technology used in the subscription and support services is based on a single software platform that is deployed to and implemented by customers. The Company manages the business activities on a consolidated basis, and operating segments have not been aggregated. The accounting policies of the operating segment are the same as those described in “Note 2 - Basis of presentation, significant accounting policies, and recently-issued accounting pronouncements” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Our Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for income taxes, which are all presented in the unaudited condensed consolidated statements of operations for the quarters ended March 31, 2025 and 2024. Other significant expenses include depreciation expense of $7.8 million and $7.5 million for the quarters ended March 31, 2025 and 2024, respectively, as well as amortization expense of $3.7 million and $5.2 million for the quarters ended March 31, 2025 and 2024, respectively.
The Company’s intra-entity sales are eliminated upon consolidation.
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.

The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2025	2024
United States	$116,370	$111,407
International	50,561	46,054
	$166,931	$157,461
No countries outside the U.S. represented 10% or more of total revenues.
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets by geographic region (in thousands):

	March 31, 2025	December 31, 2024
United States	$17,395	$18,399
International	23,696	16,213
	$41,091	$34,612
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
All of the common stock held by the Investors is callable by the Company beginning September 3, 2025, or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company, and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in capital.
Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended March 31,
	2025	2024
Balance at beginning of period	$36,483	$30,063
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	397	438
Foreign currency translation	116	(104)
Adjustment to redeemable non-controlling interest	(1,178)	3,503
Balance at end of period	$35,818	$33,900

Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(83,485)	54,233
Customer relationships	26,779	(25,898)	881
Defensive patent	2,333	(1,577)	756
	$182,807	$(126,937)	$55,870

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(80,284)	57,434
Customer relationships	26,779	(25,528)	1,251
Defensive patent	2,333	(1,498)	835
	$182,807	$(123,287)	$59,520
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2024	$448,965
Additions from acquisitions	—
Balance at March 31, 2025	$448,965
Note 6 – Balance Sheet Components
Investments in Marketable Securities
At March 31, 2025, investments in marketable securities presented within current assets on the unaudited condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$254,692	$63	$(8)	$254,747
Commercial paper	132,198	—	—	132,198
	$386,890	$63	$(8)	$386,945
The Company had no marketable securities at December 31, 2024.
The Company’s marketable securities at March 31, 2025 have a contractual maturity of less than one year. All of our available-for-sale securities are available for use in our current operations and are categorized as current assets. Refer to “Note 7 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $2.0 million in interest income for the quarter ended March 31, 2025. The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income of $8.5 million for the quarter ended March 31, 2024.
Net gains and losses are determined using the specific identification method. During the quarters ended March 31, 2025 and 2024, there were no realized gains and losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations.

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $87.2 million at March 31, 2025, and unrealized losses were nominal at March 31, 2025. There were no marketable securities in a continuous loss position for greater than 12 months at March 31, 2025.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at March 31, 2025.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $86.5 million and $86.1 million at March 31, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued salaries and employee benefits	$26,642	$41,833
Accrued income and other taxes payable	11,733	11,297
Accrued restructuring costs	4,671	—
Other accrued expenses and current liabilities	19,713	18,444
	$62,759	$71,574
Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$401,649	$—	$—	$401,649
Commercial paper	—	9,992	—	9,992
Marketable securities
U.S. treasury securities	254,747	—	—	254,747
Commercial paper	—	132,198	—	132,198
Total assets	$656,396	$142,190	$—	$798,586

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$809,906	$—	$—	$809,906
Total assets	$809,906	$—	$—	$809,906
The Company classified the marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluated such classification at each balance sheet date. The valuation techniques used to measure the fair values of our instruments that were classified as Level 1 were derived from quoted market prices for identical instruments in active markets. The valuation techniques used to measure the fair values of Level 2 instruments were derived from broker reports that utilized quoted market prices for similar instruments.

Note 8 – Convertible Senior Notes
2029 Notes
At March 31, 2025, the Company had $675.0 million aggregate principal amount of our 1.00% 2029 Notes (the “2029 Notes” and, together with the 2026 Notes (as defined below), the “Notes”) outstanding. The 2029 Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(10,870)	(11,494)
Net carrying amount	$664,130	$663,506
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at March 31, 2025.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs on the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at March 31, 2025, was approximately $668.7 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
The 2029 Notes were not convertible at March 31, 2025. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2024, and the 2029 Capped Calls were unchanged and still outstanding at March 31, 2025.
2026 Notes
At March 31, 2025, the Company had $230.2 million aggregate principal amount of our 0.00% 2026 Notes (the “2026 Notes”) outstanding. The 2026 Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Liability:
Principal	$230,196	$230,196
Unamortized debt issuance costs	(817)	(1,027)
Net carrying amount(1)	$229,379	$229,169
(1) Net carrying amount at March 31, 2025 presented within total current liabilities on the unaudited condensed consolidated balance sheets.
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37% at March 31, 2025.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at March 31, 2025, was approximately $221.0 million, which represents a Level 2 valuation.
During the quarters ended March 31, 2025 and 2024, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $1.1 million, respectively.
The 2026 Notes were not convertible at March 31, 2025. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”). There have been no changes to the condition of the 2026 Notes since December 31, 2024, and the 2026 Capped Calls were unchanged and still outstanding at March 31, 2025.
Note 9 – Restructuring Costs
Fiscal 2025 Restructuring Program
On March 4, 2025, the Company announced a restructuring program that reduced its global workforce by approximately 7%, or 130 total positions. All of the actions are part of ongoing organizational alignment and performance management initiatives as the Company continues to focus on key strategic priorities.
In connection with the restructuring program, the Company currently estimates that it will incur expenses of up to $6.0 million, primarily for severance and other termination benefits. The Company expects to recognize these anticipated expenses primarily during the first and second quarters of fiscal year 2025, and to have substantially completed the planned actions during fiscal 2025, subject to local law and regulatory requirements, which may extend the process in certain countries.
During the quarter ended March 31, 2025, the Company recorded $5.3 million for one-time termination benefits related to the Fiscal 2025 restructuring program, which occurred in the United States and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations.
The liability for the Fiscal 2025 restructuring program was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and the following table summarizes the related activity for the quarter ended March 31, 2025 (in thousands):

Accrual balance at December 31, 2024	$—
Restructuring charges	5,299
Cash payments	(628)
Accrual balance at March 31, 2025	$4,671

Note 10 – Stockholders’ Equity
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended March 31,
	2025	2024
Cost of revenues	$2,801	$1,962
Sales and marketing	6,044	5,794
Research and development	3,350	2,851
General and administrative	6,379	7,955
	$18,574	$18,562
For the quarters ended March 31, 2025 and 2024, stock-based compensation capitalized as an asset was $0.9 million and $0.9 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2024	1,237
Granted	—
Exercised	(53)
Forfeited/canceled	(14)
Outstanding at March 31, 2025	1,170

Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2024	2,811
Granted	89
Vested	(436)
Forfeited/canceled	(209)
Nonvested at March 31, 2025	2,255
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2024	198
Granted	171
Performance adjustment	(97)
Vested	(101)
Forfeited/canceled	(19)
Nonvested at March 31, 2025	152
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2024	244
Granted (legal grant with no grant date established)	—
Granted (accounting grant date established)	(171)
Forfeited/canceled	(7)
Nonvested at March 31, 2025	66
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2024	202
Granted	—
Vested	—
Forfeited/canceled	(21)
Nonvested at March 31, 2025	181
Common Stock Repurchases
On November 17, 2024, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the quarter ended March 31, 2025, the Company repurchased and retired approximately 0.9 million shares of common stock for $45.5 million as part of the share repurchase program under which approximately $154.5 million of buyback capacity remained at March 31, 2025.
Note 11 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the United States (“U.S.”) federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in the Company’s valuation allowance for income taxes.
For the quarters ended March 31, 2025 and 2024, the Company recorded income tax expense of $4.7 million and $0.9 million, respectively. The increase in income tax expense for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, resulted primarily from stock-based compensation shortfalls for the quarter ended March 31, 2025, along with changes in valuation allowance and changes in the mix of profitable foreign jurisdictions.
Note 12 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2025	2024
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$6,055	$10,829
Denominator:
Weighted average shares	62,822	61,643
Basic net income per share attributable to BlackLine, Inc.	$0.10	$0.18

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$6,055	$10,829
Interest expense, net of taxes	125	1,394
Net income attributable to BlackLine, Inc. for diluted calculation	$6,180	$12,223
Denominator:
Weighted average shares	62,822	61,643
Dilutive effect of securities	632	926
Dilutive effect of convertible senior notes	1,385	10,324
Shares used to calculate diluted net income per share	64,839	72,893
Diluted net income per share attributable to BlackLine, Inc.	$0.10	$0.17
The Company computes basic earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding. The Company computes diluted earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares, which is based on the weighted-average shares of common stock underlying stock options and unvested stock awards using the treasury stock method, and the effect of the convertible senior notes using the if-converted method. For the quarter ended March 31, 2025, diluted earnings per share attributable to BlackLine, Inc. excludes the impact of the 2029 Notes as their inclusion would have been antidilutive.
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended March 31,
	2025	2024
Stock options - service-only vesting conditions	477	189
Restricted stock units - service-only vesting conditions	1,544	1,373
Restricted stock units - performance and service conditions	37	9
Restricted stock units - market and service conditions	195	26
Total shares excluded from net income per share	2,253	1,597
The denominator for diluted net income per share attributable to BlackLine, Inc. does not include any effect from the Capped Calls as this effect would be anti-dilutive. In the event of conversion of the Notes, shares delivered to the Company under the Capped Calls would offset the dilutive effect of the shares that the Company would issue under the Notes. Refer to “Note 8 - Convertible Senior Notes” for additional information on the Notes and the related Capped Calls.

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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 14 – Unearned Revenue and Performance Obligations
Revenue totaling $138.4 million and $129.6 million was recognized during the quarters ended March 31, 2025 and 2024, respectively, that was previously included in the deferred revenue balance at December 31, 2024 and 2023, respectively.
Contracted but unrecognized revenue was $913.2 million at March 31, 2025, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Note 15 – Subsequent Events
On April 2, 2025, the Compensation Committee of the Board of Directors of BlackLine, Inc. approved restricted stock unit grants totaling 1.7 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The majority of the restricted stock units will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2025 and quarterly thereafter for 12 consecutive quarters.
On April 2, 2025, the Compensation Committee approved grants of performance and service-based restricted stock units totaling 0.2 million target shares. Once specified performance metrics are met, each performance stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The performance and service-based restricted stock units will vest as to one-third of the total number of units awarded equally over the next three years. Grant dates will be established upon approval of the performance metrics for the respective years of the performance period, and the grant-date fair value per share will be equal to the closing price on the grant date for each tranche.
On April 2, 2025, the Compensation Committee approved grants of market and service-based restricted stock units totaling 0.2 million target shares. The awards are tied to relative total shareholder return measured over a three-year performance period with vesting occurring in February of the year following the end of the performance period. Grant dates were established upon award approval, and the grant-date fair value per share was estimated using the Monte Carlo valuation simulation model that incorporates various assumptions, including stock price volatility, risk-free interest rate, and the performance of our stock price relative to the applicable peer group.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2025 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the Chief Financial Officer (“CFO”) and deliver purpose-built applications that address critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash. Our software and services provide the critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems.
At March 31, 2025, we had 393,892 individual users across 4,455 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, increasingly powered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Financial Reporting Analytics, Journal Entry, Variance Analysis, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle. These applications address many use cases across our customers’ financial operations and include comprehensive and flexible solutions that deliver best practices for end-to-end record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the quarter ended March 31, 2025. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2024 and during the quarter ended March 31, 2025 had an initial non-cancellable term of three years. We have updated our subscription pricing models to address the value of BlackLine solutions based on a number of factors, including customer size, the products involved in delivering our solutions, and volumetrics, such as transactions or entities. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
Professional services consist primarily of implementation and consulting services. With the exception of our intercompany accounting solutions acquired as part of our acquisition of FourQ Systems, Inc. (“FourQ”), our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting services to help customers optimize the use of our products. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee, for which we invoice in advance. The fee is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
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
For the quarters ended March 31, 2025 and 2024, we had revenues totaling $166.9 million and $157.5 million, respectively. We generated net income attributable to BlackLine, Inc. of $6.1 million and $10.8 million for the quarters ended March 31, 2025 and 2024, respectively.
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
Restructuring Costs
On March 4, 2025, we announced a restructuring program that was designed to reduce our global workforce by approximately 7%, or 130 total positions. All of the actions are part of ongoing organizational alignment and performance management initiatives as we continue to focus on key strategic priorities. Refer to "Note 9 - Restructuring Costs" in our condensed consolidated financial statements for additional information on this program.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Mar. 31, 2024	Jun. 30, 2024	Sep. 30, 2024	Dec. 31, 2024	Mar. 31, 2025
Dollar-based net revenue retention rate	105%	104%	105%	102%	104%
Number of customers	4,411	4,435	4,433	4,443	4,455
Number of users	387,050	396,366	397,095	397,477	393,892
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2025, our dollar-based net revenue retention rate increased from the year ended December 31, 2024 due to a higher rate of acquiring customer accounts and the impact of favorable foreign exchange rates. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2025 and 2024, no single customer accounted for more than 10% of our total revenues.

Number of users. Since our customers generally pay fees based on the number of users on our platform within their organization, we believe the total number of users is an indicator of the growth of our business. While the fees for the majority of the products we sell are user-based, we anticipate that we will see a higher volume of transactions based on our updated pricing models that are based on additional factors, including customer size, product mix, and volumetrics, such as transactions or entities.
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

	Quarter Ended March 31,
	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$126,007	$118,364
GAAP gross margin	75.5%	75.2%
GAAP operating income	$3,575	$1,748
GAAP operating margin	2.1%	1.1%
GAAP net income attributable to BlackLine, Inc.	$6,055	$10,829
Diluted net income per share attributable to BlackLine, Inc.	$0.10	$0.17

	Quarter Ended March 31,
	2025	2024

	(in thousands, except percentages)
Non-GAAP gross profit	$132,834	$124,396
Non-GAAP gross margin	79.6%	79.0%
Non-GAAP operating income	$34,953	$26,800
Non-GAAP operating margin	20.9%	17.0%
Non-GAAP net income attributable to BlackLine, Inc.	$36,324	$40,075
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.49	$0.54
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin. Non-GAAP income from operations is defined as GAAP income from operations adjusted for amortization of intangible assets, stock-based compensation, change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, and restructuring costs. Non-GAAP operating margin is defined as non-GAAP income from operations divided by GAAP revenues. We believe that presenting non-GAAP income from operations and non-GAAP operating margin is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs in order to allow a direct comparison of income from operations between all periods presented.
Non-GAAP Net Income Attributable to BlackLine and Diluted Non-GAAP Net Income Per Share Attributable to BlackLine, Inc. Non-GAAP net income attributable to BlackLine is defined as GAAP net income attributable to BlackLine adjusted for the impact of the provision for (benefit from) income taxes related to acquisitions, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, restructuring costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended March 31,
	2025	2024

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$126,007	$118,364
Amortization of acquired developed technology	3,173	3,384
Stock-based compensation	3,646	2,596
Transaction-related costs	8	52
Total non-GAAP gross profit	$132,834	$124,396
Gross margin	75.5%	75.2%
Non-GAAP gross margin	79.6%	79.0%
Non-GAAP Operating Income:
Operating income	$3,575	$1,748
Amortization of intangible assets	3,650	5,196
Stock-based compensation	19,419	19,196
Transaction-related costs	3,010	216
Restructuring costs	5,299	444
Total non-GAAP operating income	$34,953	$26,800
GAAP operating margin	2.1%	1.1%
Non-GAAP operating margin	20.9%	17.0%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$6,055	$10,829
Benefit from income taxes	(654)	(583)
Amortization of intangible assets	3,650	5,196
Stock-based compensation	19,308	19,085
Amortization of debt issuance costs	834	1,385
Transaction-related costs	3,010	216
Restructuring costs	5,299	444
Adjustment to redeemable non-controlling interest	(1,178)	3,503
Total non-GAAP net income attributable to BlackLine, Inc.	$36,324	$40,075

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended March 31,
	2025	2024

	(in thousands)
Revenues
Subscription and support	$158,462	$149,501
Professional services	8,469	7,960
Total revenues	166,931	157,461
Cost of revenues
Subscription and support	34,130	32,052
Professional services	6,794	7,045
Total cost of revenues	40,924	39,097
Gross profit	126,007	118,364
Operating expenses
Sales and marketing	63,063	61,111
Research and development	25,725	25,015
General and administrative	28,345	30,046
Restructuring costs	5,299	444
Total operating expenses	122,432	116,616
Income from operations	3,575	1,748
Other income (expense)
Interest income	8,892	15,360
Interest expense	(2,522)	(1,469)
Other income, net	6,370	13,891
Income before income taxes	9,945	15,639
Provision for income taxes	4,671	869
Net income	5,274	14,770
Net income attributable to redeemable non-controlling interest	397	438
Adjustment attributable to redeemable non-controlling interest	(1,178)	3,503
Net income attributable to BlackLine, Inc.	$6,055	$10,829

Comparison of Quarters Ended March 31, 2025 and 2024
Revenues

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$158,462	$149,501	$8,961	6%
Professional services	8,469	7,960	509	6%
Total revenues	$166,931	$157,461	$9,470	6%

	March 31,
	2025	2024
Dollar-based net revenue retention rate	104%	105%
Number of customers	4,455	4,411
Number of users	393,892	387,050

The increase in revenues for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primaril~~y~~ driven by revenue from existing customers, which also grew from additional users and product expansion. The total number of customers and users at March 31, 2025, increased by 1% and 2%, respectively, as compared to March 31, 2024.
Cost of revenues

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$34,130	$32,052	$2,078	6%
Professional services	6,794	7,045	(251)	(4%)
Total cost of revenues	$40,924	$39,097	$1,827	5%
Gross margin	75.5%	75.2%
The increase in total cost of revenues for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily due to the following:
•$1.2 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform (“GCP”), as well as upgrades to support business growth;
•$1.0 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.8 million increase primarily driven by the issuance of equity grants made after the quarter ended March 31, 2024 that contributed to a higher baseline of recurring expense for the quarter ended March 31, 2025; partially offset by
•$0.7 million decrease in depreciation and amortization due to certain assets being fully amortized.
Sales and marketing

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$63,063	$61,111	$1,952	3%
Percentage of total revenues	37.8%	38.8%
The increase in sales and marketing expenses for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily due to the following:
•$2.3 million increase in employee compensation and benefits primarily due to an increase in average headcount and average compensation per employee;
•$0.4 million increase in employee events;
•$0.3 million increase in digital marketing expenses, partially offset by the timing of our international BeyondTheBlack event; and
•$0.3 million increase in computer software expenses to support internal automation and scalability initiatives; partially offset by
•$1.4 million decrease in depreciation and amortization due to certain assets being fully amortized.

Research and development

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development, gross	$31,755	$30,573	$1,182	4%
Capitalized internally developed software costs	(6,030)	(5,558)	(472)	8%
Research and development, net	$25,725	$25,015	$710	3%
Percentage of total revenues	15.4%	15.9%
The increase in research and development expenses for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily due to the following:
•$1.5 million increase in employee compensation and benefits primarily due to an increase in average headcount, partially offset by a decrease in average compensation per employee; partially offset by
•$0.5 million increase in capitalized software costs primarily due to required updates to access new markets, and ongoing development of cloud-based and new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.4 million decrease in professional fees.
General and administrative

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$28,345	$30,046	$(1,701)	(6%)
Percentage of total revenues	17.0%	19.1%
The decrease in general and administrative expenses for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily due to the following:
•$3.1 million decrease due to an increase in net foreign currency gains due to the strengthening of multiple currencies against the U.S. Dollar;
•$0.9 million decrease in professional fees; and
•$0.5 million decrease in employee compensation and benefits primarily due to lower stock-based compensation from the timing of equity grants and headcount reductions under the Fiscal 2025 restructuring program, partially offset by an increase in average net headcount and average compensation per employee; partially offset by
•$2.8 million increase primarily related to advisory and legal-related expenses.
Restructuring costs

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Restructuring costs	$5,299	$444	$4,855	N/M
Restructuring costs of $5.3 million incurred during the quarter ended March 31, 2025 related to one-time termination benefits under the Fiscal 2025 restructuring program while restructuring costs of $0.4 million incurred during the quarter ended March 31, 2024 related to one-time termination benefits under the Fiscal 2023 restructuring program. Refer to “Note 9 - Restructuring Costs” in our condensed consolidated financial statements for additional information.

Interest income

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$8,892	$15,360	$(6,468)	(42%)
The decrease in interest income during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was due to decreased average balances on our investments and, to a lesser extent, a decrease in average rates on our investments and cash balances.
Interest expense

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest expense	$2,522	$1,469	$1,053	72%
The increase in interest expense during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily due to the cash interest expense and amortization of debt issuance costs related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 8 - Convertible Senior Notes” in our condensed consolidated financial statements for additional information.
Provision for income taxes

	Quarter Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$4,671	$869	$3,802	438%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended March 31, 2025, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended March 31, 2025 and 2024, we recorded income tax expense of $4.7 million and $0.9 million, respectively. The increase in income tax expense for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, resulted primarily from stock-based compensation shortfalls for the quarter ended March 31, 2025, along with changes in valuation allowance and changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At March 31, 2025, our principal sources of liquidity were an aggregate of $866.5 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, commercial paper, and U.S. treasury securities.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.

Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at March 31, 2025, of which $230.2 million is due within the next 12 months. We plan to, and believe we are able to, make all expected principal and interest payments in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At March 31, 2025, all of the 2029 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2026 Notes up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. At March 31, 2025, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
At March 31, 2025, we have obligations totaling $28.1 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At March 31, 2025, we have $206 million of contractual obligations related to eleven commitments, with $60 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Unrecognized Tax Liabilities
At March 31, 2025, while we have liabilities for unrecognized tax benefits of $19.1 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at March 31, 2025 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$616	$204	$303	$109	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
On November 17, 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $200.0 million of our common stock. The authorization will expire at the end of the first quarter of fiscal year 2027. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
At March 31, 2025, we repurchased and retired approximately 0.9 million shares of common stock for $45.5 million as part of the share repurchase program under which approximately $154.5 million remained available for future purchases at March 31, 2025.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$46,742	$50,425
Net cash provided by (used in) investing activities	$(399,041)	$20,990
Net cash used in financing activities	$(54,311)	$(10,925)
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, as applicable, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include depreciation and amortization, stock-based compensation, non-cash lease expense, amortization of debt issuance costs, accretion of premiums on marketable securities, and deferred taxes.
For the quarter ended March 31, 2025, cash provided by operating activities was $46.7 million, resulting from net non-cash expenses of approximately $28.9 million, net cash flows provided as a result of changes in operating assets and liabilities of $12.6 million, and net income of $5.3 million. The $12.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$32.7 million decrease in accounts receivable primarily due to increased collections.
These changes in our operating assets and liabilities were partially offset by the following:
•$8.0 million decrease in deferred revenue primarily due to seasonality in the sales cycle, which led to lower billings and higher revenue recognition;
•$6.6 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments, partially offset by severance benefit accruals related to the Fiscal 2025 restructuring program; and
•$3.6 million decrease in accounts payable due to timing of payments.
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
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities of marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the quarter ended March 31, 2025, cash used in investing activities was $399.0 million primarily as a result of the following:
•$384.9 million of purchases of marketable securities;
•$8.2 million for capitalized software development costs; and
•$6.0 million in purchases of property and equipment.
For the quarter ended March 31, 2024, cash provided by investing activities was $21.0 million primarily as a result of the following:
•$27.7 million of proceeds from maturities, net of purchases of marketable securities; and
•$6.5 million for capitalized software development costs.
Net Cash Used In Financing Activities
For the quarter ended March 31, 2025, cash used in financing activities was $54.3 million primarily as a result of the following:
•$45.5 million of repurchases of common stock; and
•$10.9 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$2.1 million of proceeds from exercises of stock options.
For the quarter ended March 31, 2024, cash used in financing activities was $10.9 million primarily for acquisitions of common stock for tax withholding obligations.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2025, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 - “Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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
We had cash and cash equivalents and marketable securities of $866.5 million at March 31, 2025. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, commercial paper, and U.S. treasury securities.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $4.1 million or increased by approximately $4.1 million, respectively, our cash balances at March 31, 2025.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts.
Inflation Risk
Inflationary pressures may affect our customers’ purchasing power and budget allocations, particularly for discretionary technology spending. If our customers experience increased costs in other areas of their operations, they may delay or reduce their investment in software solutions, which could impact our sales cycle and overall demand. Furthermore, if our own costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, and this could also adversely affect our financial condition or results of operations. While we have not yet experienced a material inflationary impact on customer engagement or our own operations, we continue to monitor macroeconomic conditions closely.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2025, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Limitations on the Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the increased size and scale of our business and heightened competition within our core Financial Close product. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for platform offerings that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, and diversion of IT budgets toward other technologies and priorities. We cannot be assured that we will achieve similar growth rates in future periods as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management of such customers, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
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
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing model or changes in pricing models, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends and changing customer preferences of our customers have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements. Even in the absence of unfavorable macroeconomic trends, changes in the size and mix of IT spend, such as favoring newer technologies like AI/ML at the expense of digital transformation, could negatively impact customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We have been operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic recovery. The global economy has been, and may in the future be adversely affected by concerns of inflation and fluctuating interest rates, the imposition of tariffs and non-tariff trade barriers, as well as reciprocal actions, adverse business conditions and liquidity concerns, as well as macroeconomic volatility and uncertainty. Such general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. For example, since the second quarter of 2022, we have observed certain customers delaying and deferring purchasing decisions, which has resulted in the deterioration of near-term demand. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent that there are unfavorable conditions in the national and global economy, our business could be negatively impacted. Current and potential customers may reduce their budgets for accounting, finance, and technology, or they may postpone or decide not to purchase or renew subscriptions to our products, which they might view as discretionary. This would limit our ability to grow and negatively affect our operating results. Additionally, corporate cost-cutting and tighter budgets could reduce the rate of spending on accounting, finance, and information technology. This could affect our customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or increase attrition rates, all of which would adversely affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results.
In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs, as well as geopolitical volatility. For example, uncertainty as to the impact of the imposition of tariffs on certain countries by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, resulting in higher costs and thereby decrease the purchasing power of our customers, which could put increased pressure on supply chains and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, such as trade sanctions against Russia in response to the war in Ukraine, could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.
If we fail to manage growth in our operations and organizational change effectively, we may be unable to execute our business plan.
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain certain types of employees. For example, labor shortages have, at times, created greater competition for engineering talent, and we have had to expend additional resources to address the retention of such employees. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as workforce reductions we initiated in December 2022, August 2023, and March 2025. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
If we are not able to provide successful enhancements, new features or modifications to our software solutions, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology and the introduction of products by our competitors or others incorporating new technologies, such as AI/ML, the emergence of new industry standards, or changes in customer requirements, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing enterprise resource planning (“ERP”) systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to effectively implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. Moreover, the use of AI/ML capabilities or tools to improve internal functions and operations may also introduce other legal, financial, and strategic risks. We have implemented policies, guidelines, and procedures specifically directed at the use of AI/ML tools in the workplace to address these risks, but the use of AI/ML tools by our workforce may nonetheless result in exposure of our proprietary information to unauthorized recipients, exposure to or misuse by unauthorized recipients of our or third-party data or intellectual property, or failure to comply with open source software requirements. Our efforts to mitigate these risks, including through training, monitoring, and enforcement of our policies, guidelines, and procedures governing the use of AI/ML tools may not be successful.
Furthermore, the legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (the “AI Act”), which was approved by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of artificial intelligence technologies. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI/ML technologies. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions that could reduce or eliminate the need for our solutions. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, we continue to observe new and existing customers pause or deprioritize investment in work transformation, including the decision to continue operating legacy solutions, which has negatively impacted our business. In addition, deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, the imposition of tariffs and non-tariff trade barriers, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have in the past, and may in the future, incur net losses attributable to BlackLine, Inc. We had an accumulated deficit of $44.1 million at March 31, 2025. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•additional international expansion in an effort to increase our customer base and sales; and
•general administration, including legal, accounting, and other expenses.
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
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the macroeconomic environment, uncertainty in the financial services market, inflation, fluctuating interest rates, tariffs and other non-tariff trade barriers, or geopolitical events;
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
We experience a higher volume of sales at the end of each quarter and year, which is often the result of buying decisions by our customers. Seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreements. We may also increase expenses in a period in anticipation of future revenues. Changes in the number of customers and users in different periods will cause fluctuations in our financial metrics and, to a lesser extent, revenues. Those changes and fluctuations in our expenses will affect our results on a quarterly basis, and will make forecasting our operating results and financial metrics difficult.
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
We are implementing a program to hedge exposures to fluctuations in foreign currencies, including the use of foreign currency forward contracts. We may also use other derivative instruments, such as option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. However, the use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2025, we had goodwill and intangible assets with a net book value of $504.8 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
At December 31, 2024, we had state net operating loss carryforwards (“NOLs”) of $68.0 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For example, California enacted legislation which suspends the use of NOLs for taxable years 2024, 2025, and 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability. The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the U.S. federal corporate income tax rate and changes to the rules governing the deductibility of certain NOLs, which may impact our ability to utilize such NOLs.
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
We rely on Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), Amazon Web Services (“AWS”), Snowflake, and third-party data centers (collectively, “public cloud providers”) to deliver our cloud-based software solutions, and any disruption of our use of public cloud providers could negatively impact our operations and harm our business.

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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 30% and 29% of our revenues from sales outside the U.S. during the quarters ended March 31, 2025 and 2024, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”) and the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), are available for companies to use to legitimize personal data transfers to the U.S. from the EEA, Switzerland, and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF, UK DPF Extension, and Swiss-U.S. DPF. However, the DPF has been subject to a legal challenge, and it, the UK DPF Extension, and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others. The European Commission's adequacy decision regarding the DPF also provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, Switzerland, and other regions, an integral process of our business. Other countries have passed or are considering passing laws imposing varying degrees of restrictive data residency requirements, which have created additional costs and complexity, and any new requirements may result in additional costs and complexity.
In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act. While the UK GDPR substantially mirrors the obligations in the GDPR and imposes similar penalties, the UK government is considering amending its data protection legislation. If UK regulation of data protection diverges significantly from the EU, new obligations and data flow issues could emerge, creating costs and complexity. Actual or alleged failure to comply with the GDPR or the UK GDPR can result in private lawsuits, reputational damage, loss of customers, and regulatory enforcement actions, which can result in significant fines, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.
Further, cybersecurity laws and regulations continue to evolve worldwide. For example, the EU’s Digital Operational Resilience Act (“DORA”) creates an information and communication technology (“ICT”) risk management framework for financial institutions and their critical ICT service providers. DORA introduces obligations regarding risk assessments, technical standards, mandatory penetration testing, staff training, and incident notification. It also requires due diligence on third-party ICT service providers and the inclusion of specific provisions in ICT service agreements. DORA took effect on January 17, 2025, and compliance with the regulation may require changes in our services and related policies and practices and may require us to incur significant costs. Further, the EU revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized.

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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. Further, Section 174 of the Code eliminates the right to deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen years, respectively. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15%, which has been adopted by or is being considered by EU member states and certain other jurisdictions. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the market price of our common stock include the following:
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
•any major change in our Board or management;
•sales of shares of our common stock by us or our stockholders;
•issuances of shares of our common stock, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes (as defined below);
•lawsuits threatened or filed against us;
•actual or rumored stockholder activism; and
•other events or factors, including macroeconomic uncertainty, instability or uncertainty in the banking and financial services sector, geopolitical events and political uncertainty, including war and political and social upheaval, incidents of terrorism, outbreaks of pandemic diseases, presidential elections, civil unrest, or responses to these events.
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
At March 31, 2025, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At March 31, 2025, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended March 31, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
January 1 - 31, 2025	—	$—	—	$200,000
February 1 - 28, 2025	—	$—	—	$200,000
March 1 - 31, 2025	920	$49.40	920	$154,548
Total	920		920
(1) On November 17, 2024, our Board authorized the repurchase of up to $200 million of our common stock. The authorization will expire at the end of the first quarter of fiscal year 2027. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time, in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
(2) Average price paid per share excludes cash paid for commissions.
Item 5.    Other Information
On March 14, 2025, Michelle Stalick, our Chief Accounting Officer, terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408. The arrangement was entered into on June 14, 2024, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). It provided for the sale, from time to time, of an aggregate of up to 8,938 shares of our common stock, plus additional shares of our common stock to be issued under the Company’s employee stock purchase plan subsequent to the adoption of the arrangement.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1**	Cooperation Letter Agreement, dated March 9, 2025, between the Company, Scalar Gauge Fund, L.P. and certain other parties	8-K	001-37924	10.1	March 9, 2025

10.2+	2018 Employee Stock Purchase Plan, as amended February 12, 2025 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
**    Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits so furnished.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Therese Tucker
Therese Tucker
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: May 7, 2025

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: May 7, 2025

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2025