Form 10-Q
period 2025-06-30
BLACKLINE, INC.
filed 2025-08-06
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at August 1, 2025 was 61,887,825.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$459,141	$885,915
Marketable securities (amortized cost of $398,300 and $0 at June 30, 2025 and December 31, 2024, respectively)	398,277	—
Accounts receivable, net of allowances of $3,598 and $2,964 at June 30, 2025 and December 31, 2024, respectively	175,021	178,141
Prepaid expenses and other current assets	23,748	28,348
Total current assets	1,056,187	1,092,404
Capitalized software development costs, net	47,554	45,448
Property and equipment, net	13,843	11,840
Intangible assets, net	52,402	59,520
Goodwill	448,965	448,965
Operating lease right-of-use assets	25,689	22,772
Deferred tax assets, net	55,714	53,208
Other assets	92,335	90,879
Total assets	$1,792,689	$1,825,036
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,520	$8,463
Accrued expenses and other current liabilities	57,448	71,574
Deferred revenue, current	341,549	338,615
Finance lease liabilities, current	12	66
Operating lease liabilities, current	3,709	3,525
Convertible senior notes, net, current	229,592	—
Total current liabilities	643,830	422,243
Finance lease liabilities, noncurrent	46	53
Operating lease liabilities, noncurrent	23,294	20,283
Convertible senior notes, net, noncurrent	664,762	892,675
Deferred tax liabilities, net	4,804	4,532
Deferred revenue, noncurrent	796	1,390
Other long-term liabilities	6,110	708
Total liabilities	1,343,642	1,341,884
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 4)	35,000	36,483
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,881,020 and 62,813,352 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	619	628
Additional paid-in capital	450,975	495,391
Accumulated other comprehensive loss	(166)	(361)
Accumulated deficit	(37,381)	(48,989)
Total stockholders' equity	414,047	446,669
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,792,689	$1,825,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Subscription and support	$163,027	$151,787	$321,489	$301,288
Professional services	8,998	8,719	17,467	16,679
Total revenues	172,025	160,506	338,956	317,967
Cost of revenues
Subscription and support	35,189	33,756	69,319	65,808
Professional services	7,433	6,592	14,227	13,637
Total cost of revenues	42,622	40,348	83,546	79,445
Gross profit	129,403	120,158	255,410	238,522
Operating expenses
Sales and marketing	64,712	60,248	127,775	121,359
Research and development	27,964	25,721	53,689	50,736
General and administrative	28,138	31,053	56,483	61,099
Restructuring costs	1,044	928	6,343	1,372
Total operating expenses	121,858	117,950	244,290	234,566
Income from operations	7,545	2,208	11,120	3,956
Other income (expense)
Interest income	8,555	14,065	17,447	29,425
Interest expense	(2,533)	(2,089)	(5,055)	(3,558)
Gain on extinguishment of convertible senior notes	—	65,112	—	65,112
Other income, net	6,022	77,088	12,392	90,979
Income before income taxes	13,567	79,296	23,512	94,935
Provision for income taxes	6,176	4,337	10,847	5,206
Net income	7,391	74,959	12,665	89,729
Net income attributable to redeemable non-controlling interest	660	524	1,057	962
Adjustment attributable to redeemable non-controlling interest	(1,561)	(2,255)	(2,739)	1,248
Net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Basic net income per share attributable to BlackLine, Inc.	$0.13	$1.24	$0.23	$1.42
Shares used to calculate basic net income per share	62,143	61,979	62,481	61,811
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.22	$0.23	$0.39
Shares used to calculate diluted net income per share	64,004	72,522	64,420	72,708
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,391	$74,959	$12,665	$89,729
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of benefit from taxes of $0 for the quarter and six months ended June 30, 2025, and $0 and $123 for the quarter and six months ended June 30, 2024, respectively	(78)	44	(24)	(538)
Foreign currency translation	173	(217)	418	(433)
Other comprehensive income (loss)	95	(173)	394	(971)
Comprehensive income	7,486	74,786	13,059	88,758
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	660	524	1,057	962
Foreign currency translation attributable to redeemable non-controlling interest	83	(101)	199	(205)
Comprehensive income attributable to redeemable non-controlling interest	743	423	1,256	757
Comprehensive income attributable to BlackLine, Inc.	$6,743	$74,363	$11,803	$88,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	62,261	$623	$461,570	$(178)	$(44,112)	$417,903
Stock option exercises	78	1	2,879	—	—	2,880
Vesting of restricted stock units	236	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(796)	(8)	(43,536)	—	—	(43,544)
Acquisition of common stock for tax withholding obligations	—	—	(2,052)	—	—	(2,052)
Stock-based compensation	—	—	25,962	—	—	25,962
Other comprehensive income	—	—	—	12	—	12
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,561	—	6,731	8,292
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	130	2	5,011	—	—	5,013
Vesting of restricted stock units	552	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(1,716)	(17)	(89,251)	—	—	(89,268)
Acquisition of common stock for tax withholding obligations	—	—	(12,991)	—	—	(12,991)
Stock-based compensation	—	—	45,485	—	—	45,485
Other comprehensive income	—	—	—	195	—	195
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,739	—	11,608	14,347
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047

	Quarter Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	61,803	$618	$480,175	$(489)	$(200,470)	$279,834
Stock option exercises	94	1	2,321	—	—	2,322
Vesting of restricted stock units	179	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(1,403)	—	—	(1,403)
Stock-based compensation	—	—	23,879	—	—	23,879
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(72)	—	(72)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,255	—	74,435	76,690
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	122	1	2,632	—	—	2,633
Vesting of restricted stock units	439	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(12,384)	—	—	(12,384)
Stock-based compensation	—	—	43,364	—	—	43,364
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(766)	—	(766)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,248)	—	88,767	87,519
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$14,347	$87,519
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	(1,682)	2,210
Net income	12,665	89,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,973	25,300
Amortization of debt issuance costs	1,679	2,679
Stock-based compensation	43,231	41,288
Gain on extinguishment of convertible senior notes	—	(65,112)
Noncash lease expense	2,694	3,110
Accretion of purchase discounts on marketable securities, net	(5,361)	(15,261)
Net foreign currency (gains) losses	561	(157)
Deferred income taxes	(2,234)	(1,255)
Provision for credit losses	75	7
Changes in operating assets and liabilities:
Accounts receivable	5,468	33,995
Prepaid expenses and other current assets	4,788	3,524
Other assets	(1,428)	1,609
Accounts payable	2,529	(6,543)
Accrued expenses and other current liabilities	(12,989)	(10,896)
Deferred revenue	2,248	(7,802)
Operating lease liabilities	(3,239)	(3,241)
Lease incentive receipts	30	—
Other long-term liabilities	5,397	149
Net cash provided by operating activities	79,087	91,123
Cash flows from investing activities
Purchases of marketable securities	(476,940)	(396,104)
Proceeds from maturities of marketable securities	84,000	591,500
Proceeds from sales of marketable securities	—	324,098
Capitalized software development costs	(14,161)	(12,087)
Purchases of property and equipment	(6,917)	(976)
Net cash provided by (used in) investing activities	(414,018)	506,431
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	662,641
Partial repurchase of convertible senior notes	—	(848,519)
Purchase of capped calls related to convertible senior notes	—	(59,738)
Principal payments under finance lease obligations	(60)	(516)
Repurchases of common stock	(88,783)	—
Proceeds from exercises of stock options	5,018	2,638
Proceeds from employee stock purchase plan	4,592	4,249
Acquisition of common stock for tax withholding obligations	(12,991)	(12,384)
Net cash used in financing activities	(92,224)	(251,629)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	410	(421)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(426,745)	345,504
Cash, cash equivalents, and restricted cash, beginning of period	886,147	271,363
Cash, cash equivalents, and restricted cash, end of period	$459,402	$616,867
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$459,141	$616,629
Restricted cash included within other assets at end of period	261	238
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$459,402	$616,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2025	2024
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$2,251	$2,079
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,343	$1,166
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$505	$140
Excise tax on repurchases of common stock	$485	$—
Debt issuance costs included in accounts payable and accrued expenses at end of period	$—	$663
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
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at June 30, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2025, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except for the adoption of the policy related to derivative instruments discussed in “Note 6 - Balance Sheet Components”, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
Recently-adopted accounting pronouncements
There have been no recently-adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently-issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within those annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact that the standard will have on the disclosures within its consolidated financial statements. The Company does not intend to early adopt.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. The Company does not expect ASU 2025-05 to have a material impact on the Company’s consolidated financial statements. The Company does not intend to early adopt.
Note 3 – Segment Information
Management has determined that the Company has one operating and reportable segment. The Company provides subscription and support services that consist of a cloud-based platform designed to unify, automate, and streamline accounting and finance operations, and also provides professional services that consist of implementation and consulting services. The technology used in the subscription and support services is based on a single software platform that is deployed to and implemented by customers. The Company manages the business activities on a consolidated basis, and operating segments have not been aggregated. The accounting policies for the operating segment are consistent with those discussed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The Company’s Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for income taxes, which are all presented in the unaudited condensed consolidated statements of operations for the quarters and six months ended June 30, 2025 and 2024. During the quarter and six months ended June 30, 2025, other significant expenses included depreciation expense of $8.0 million and $15.9 million, respectively, as well as amortization expense of $3.5 million and $7.1 million, respectively. During the quarter and six months ended June 30, 2024, other significant expenses include depreciation expense of $7.5 million and $14.9 million, respectively, as well as amortization expense of $5.2 million and $10.4 million, respectively.
The Company’s intra-entity sales are eliminated upon consolidation.
The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$119,258	$112,836	$235,628	$224,243
International	52,767	47,670	103,328	93,724
	$172,025	$160,506	$338,956	$317,967
No countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	June 30, 2025	December 31, 2024
United States	$16,032	$18,399
International	23,500	16,213
	$39,532	$34,612
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
Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$35,818	$33,900	$36,483	$30,063
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	660	524	1,057	962
Foreign currency translation	83	(101)	199	(205)
Adjustment to redeemable non-controlling interest	(1,561)	(2,255)	(2,739)	1,248
Balance at end of period	$35,000	$32,068	$35,000	$32,068

Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(86,720)	50,998
Customer relationships	26,779	(26,052)	727
Defensive patent	2,333	(1,656)	677
	$182,807	$(130,405)	$52,402

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(80,284)	57,434
Customer relationships	26,779	(25,528)	1,251
Defensive patent	2,333	(1,498)	835
	$182,807	$(123,287)	$59,520
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2024	$448,965
Additions from acquisitions	—
Balance at June 30, 2025	$448,965
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the unaudited condensed consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$236,288	$18	$(41)	$236,265
Commercial paper	162,012	—	—	162,012
	$398,300	$18	$(41)	$398,277
The Company had no marketable securities at December 31, 2024.
The Company’s marketable securities at June 30, 2025 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 7 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $3.4 million and $5.4 million in interest income for the quarter and six months ended June 30, 2025, respectively. The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income of $6.7 million and $15.3 million for the quarter and six months ended June 30, 2024, respectively.
Net gains and losses are determined using the specific identification method. During the quarter and six months ended June 30, 2025, the Company had no sales of marketable securities, and therefore, no related realized gains or losses were recognized in the unaudited condensed consolidated statements of operations. During the quarter and six months ended June 30, 2024, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $150.5 million at June 30, 2025, and unrealized losses were nominal at June 30, 2025. There were no marketable securities in a continuous loss position for greater than 12 months at June 30, 2025.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at June 30, 2025.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $87.2 million and $86.1 million at June 30, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued salaries and employee benefits	$26,637	$41,833
Accrued income and other taxes payable	13,113	11,297
Accrued restructuring costs	1,582	—
Other accrued expenses and current liabilities	16,116	18,444
	$57,448	$71,574
Derivative Instruments
The Company uses foreign currency forward contracts with an approximate maturity of one month to mitigate foreign currency exchange rate fluctuations on certain foreign currency-denominated monetary assets. Under ASC 815, Derivatives and Hedging, these transactions are not designated as hedging instruments.
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid and other current assets or accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. At June 30, 2025, the total gross notional amount of forward contracts was $43.0 million. Refer to “Note 7 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the quarter and six months ended June 30, 2025, the net loss from the forward contracts, which was recorded in general and administrative expenses, was $1.4 million.
Cash flows from the settlement of the forward contracts are classified as operating activities in the unaudited condensed statements of cash flows.

Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$383,593	$—	$—	$383,593
Marketable securities
U.S. treasury securities	236,265	—	—	236,265
Commercial paper	—	162,012	—	162,012
Total assets	$619,858	$162,012	$—	$781,870
Liabilities
Foreign currency forward contracts	$—	$107	$—	$107
Total liabilities	$—	$107	$—	$107

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$809,906	$—	$—	$809,906
Total assets	$809,906	$—	$—	$809,906
The Company classified the marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluated such classification at each balance sheet date. The valuation techniques used to measure the fair values of instruments that were classified as Level 1 were derived from quoted market prices for identical instruments in active markets. The valuation techniques used to measure the fair values of Level 2 instruments were derived from broker reports that utilized quoted market prices for similar instruments.
Foreign currency forward contracts are classified within the Level 2 value hierarchy, as the valuation inputs are not actively traded, and the valuation inputs are based on quoted market prices for similar instruments, including currency spot and forward rates.
Note 8 – Convertible Senior Notes
2029 Notes
At June 30, 2025, the Company had $675.0 million aggregate principal amount of the 1.00% 2029 Notes (the “2029 Notes” and, together with the 2026 Notes (as defined below), the “Notes”) outstanding. The 2029 Notes consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(10,238)	(11,494)
Net carrying amount	$664,762	$663,506
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at June 30, 2025.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at June 30, 2025, was approximately $718.1 million, which represents a Level 2 valuation.

During the quarter ended June 30, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense. During the quarter ended June 30, 2024, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.7 million of coupon interest expense.
During the six months ended June 30, 2025, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $3.4 million of coupon interest expense. During the six months ended June 30, 2024, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $0.7 million of coupon interest expense.
The 2029 Notes were not convertible at June 30, 2025. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2024, and the 2029 Capped Calls were unchanged and still outstanding at June 30, 2025.
2026 Notes
At June 30, 2025, the Company had $230.2 million aggregate principal amount of the 0.00% 2026 Notes (the “2026 Notes”) outstanding. The 2026 Notes consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Liability:
Principal	$230,196	$230,196
Unamortized debt issuance costs	(604)	(1,027)
Net carrying amount(1)	$229,592	$229,169
(1) Net carrying amount at June 30, 2025 presented within total current liabilities in the unaudited condensed consolidated balance sheets.
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37% at June 30, 2025.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at June 30, 2025, was approximately $221.6 million, which represents a Level 2 valuation.
During the quarters ended June 30, 2025 and 2024, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.7 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company recognized interest expense related to the amortization of debt issuance costs of $0.4 million and $1.8 million, respectively.
The 2026 Notes were not convertible at June 30, 2025. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”). There have been no changes to the condition of the 2026 Notes since December 31, 2024, and the 2026 Capped Calls were unchanged and still outstanding at June 30, 2025.

Note 9 – Restructuring Costs
Fiscal 2025 Restructuring Program
On March 4, 2025, the Company announced a restructuring program that reduced its global workforce by approximately 7%, or 130 total positions (the “Fiscal 2025 restructuring program”). All of the actions are part of ongoing organizational alignment and performance management initiatives as the Company continues to focus on key strategic priorities. The Company expects to have substantially completed the planned actions during fiscal 2025, subject to local law and regulatory requirements, which may extend the process in certain countries.
During the quarter and six months ended June 30, 2025, the Company recorded $1.0 million and $6.3 million, respectively, for one-time termination benefits related to the Fiscal 2025 restructuring program, which occurred in the US and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations.
The liability for the Fiscal 2025 restructuring program was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and the following tables summarize the related activity for the quarter and six months ended June 30, 2025 (in thousands):

Accrual balance at March 31, 2025	$4,671
Restructuring charges	1,044
Cash payments	(4,133)
Accrual balance at June 30, 2025	$1,582

Accrual balance at December 31, 2024	$—
Restructuring charges	6,343
Cash payments	(4,761)
Accrual balance at June 30, 2025	$1,582
Note 10 – Stockholders’ Equity
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$3,621	$2,973	$6,422	$4,935
Sales and marketing	6,900	6,629	12,944	12,423
Research and development	4,451	3,499	7,801	6,350
General and administrative	9,685	9,625	16,064	17,580
	$24,657	$22,726	$43,231	$41,288
For the quarters ended June 30, 2025 and 2024, stock-based compensation capitalized as an asset was $1.3 million and $1.2 million, respectively.
For the six months ended June 30, 2025 and 2024, stock-based compensation capitalized as an asset was $2.3 million and $2.1 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2024	1,237
Granted	—
Exercised	(132)
Forfeited/canceled	(178)
Outstanding at June 30, 2025	927

Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2024	2,811
Granted	1,923
Vested	(708)
Forfeited/canceled	(350)
Nonvested at June 30, 2025	3,676
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2024	198
Granted	248
Performance adjustment	(97)
Vested	(101)
Forfeited/canceled	(30)
Nonvested at June 30, 2025	218
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2024	244
Granted (legal grant with no grant date established)	154
Granted (accounting grant date established)	(171)
Forfeited/canceled	(11)
Nonvested at June 30, 2025	216
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2024	202
Granted	208
Vested	—
Forfeited/canceled	(33)
Nonvested at June 30, 2025	377
Common Stock Repurchases
On November 17, 2024, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. The Company repurchased and retired approximately 0.8 million shares of common stock for $43.3 million during the quarter ended June 30, 2025, and 1.7 million shares for $88.8 million during the six months ended June 30, 2025. At June 30, 2025, $111.2 million of buyback capacity remained under this program.
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

For the quarters ended June 30, 2025 and 2024, the Company recorded $6.2 million and $4.3 million in income tax expense, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $10.8 million and $5.2 million in income tax expense, respectively. The increase in income tax expense for the quarter and six months ended June 30, 2025 compared to the prior year comparative periods ended June 30, 2024, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in valuation allowance and changes in the mix of profitable foreign jurisdictions.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.
Note 12 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Denominator:
Weighted average shares	62,143	61,979	62,481	61,811
Basic net income per share attributable to BlackLine, Inc.	$0.13	$1.24	$0.23	$1.42

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Interest expense, net of taxes	130	1,707	255	3,101
Gain on extinguishment of convertible senior notes, net of taxes	—	(62,147)	—	(62,147)
Net income attributable to BlackLine, Inc. for diluted calculation	$8,422	$16,250	$14,602	$28,473
Denominator:
Weighted average shares	62,143	61,979	62,481	61,811
Dilutive effect of securities	476	635	554	781
Dilutive effect of convertible senior notes	1,385	9,908	1,385	10,116
Shares used to calculate diluted net income per share	64,004	72,522	64,420	72,708
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.22	$0.23	$0.39
The Company computes basic earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding. The Company computes diluted earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares, which is based on the weighted-average shares of common stock underlying stock options and unvested stock awards using the treasury stock method, and the effect of the convertible senior notes using the if-converted method. For the quarter and six months ended June 30, 2025, diluted earnings per share attributable to BlackLine, Inc. excludes the impact of the 2029 Notes as their inclusion would have been antidilutive.

The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options - service-only vesting conditions	382	511	429	350
Restricted stock units - service-only vesting conditions	1,618	2,478	1,581	1,926
Restricted stock units - performance and service conditions	141	64	89	36
Restricted stock units - market and service conditions	375	181	285	103
Total shares excluded from net income per share	2,516	3,234	2,384	2,415
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 14 – Unearned Revenue and Performance Obligations
Revenue totaling $237.9 million and $217.5 million was recognized during the six months ended June 30, 2025 and 2024, respectively, that was previously included in the deferred revenue balance at December 31, 2024 and 2023, respectively.
Contracted but unrecognized revenue was $944.3 million at June 30, 2025, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.

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
Overview
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the Chief Financial Officer and deliver purpose-built applications that address critical processes, including financial close & consolidation, intercompany accounting, and invoice-to-cash. Our software and services provide the critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems.
At June 30, 2025, we had 389,559 individual users across 4,451 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, increasingly powered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Reporting & Analysis, Journal Entry, Account Analysis, Consolidation, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle. These applications address many use cases across our customers’ financial operations and include comprehensive and flexible solutions that deliver best practices for end-to-end record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the six months ended June 30, 2025. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2024 and during the six months ended June 30, 2025 had an initial non-cancellable term of three years. We have updated our subscription pricing models to address the value of BlackLine solutions based on a number of factors, including customer size, the products involved in delivering our solutions, and volumetrics, such as transactions or entities. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms, and business process outsourcers. In particular, our solution integrates with SAP’s enterprise resource planning (“ERP”) solutions, and SAP is part of the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP solution-extensions (“SAP SolEx”), for which we receive a percentage of the revenues. We also have an agreement with Google Cloud in which we collaborate with them on joint selling and go-to-market activities and bring enhanced automation solutions for finance and accounting to new and existing customers.
Our ability to maximize the lifetime value of our customer relationships depends, in part, on the willingness of customers to purchase additional user and customer licenses and products from us. We rely on our sales and customer success teams to support and grow our existing customers by maintaining high customer satisfaction and educating customers on the value all our products provide.

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
For the quarters ended June 30, 2025 and 2024, we had revenues totaling $172.0 million and $160.5 million, respectively. We generated net income attributable to BlackLine, Inc. of $8.3 million and $76.7 million for the quarters ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025 and 2024, we had revenues totaling $339.0 million and $318.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $14.3 million and $87.5 million for the six months ended June 30, 2025 and 2024, respectively.
Global Macroeconomic Factors
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. General macroeconomic conditions, such as a recession, inflation or rising interest rates, an economic downturn in the United States (“U.S.”) or internationally, adverse business conditions and liquidity concerns, has and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Restructuring Costs
On March 4, 2025, we announced a restructuring program that was designed to reduce our global workforce by approximately 7%, or 130 total positions (the “Fiscal 2025 restructuring program”). All of the actions are part of ongoing organizational alignment and performance management initiatives as we continue to focus on key strategic priorities. Refer to "Note 9 - Restructuring Costs" in our unaudited condensed consolidated financial statements for additional information on this program.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Jun. 30, 2024	Sep. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	Jun. 30, 2025
Dollar-based net revenue retention rate	104%	105%	102%	104%	105%
Number of customers	4,435	4,433	4,443	4,455	4,451
Number of users	396,366	397,095	397,477	393,892	389,559
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2025, our dollar-based net revenue retention rate increased from the quarter ended March 31, 2025 due to the impact of favorable foreign exchange rates. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2025 and 2024, no single customer accounted for more than 10% of our total revenues.
Number of users. As the vast majority of our customers generally pay fees based on the number of users on our platform within their organization, we believe that the total number of users continues to be an indicator of the status of our business. We anticipate that in the future, we will see a higher volume of customers on our updated pricing models that are based on other factors including product mix, customer size, and volumetrics, such as transactions or entities.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$129,403	$120,158	$255,410	$238,522
GAAP gross margin	75.2%	74.9%	75.4%	75.0%
GAAP operating income	$7,545	$2,208	$11,120	$3,956
GAAP operating margin	4.4%	1.4%	3.3%	1.2%
GAAP net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.22	$0.23	$0.39

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Non-GAAP gross profit	$137,145	$127,232	$269,979	$251,628
Non-GAAP gross margin	79.7%	79.3%	79.7%	79.1%
Non-GAAP operating income	$38,007	$31,731	$72,960	$58,531
Non-GAAP operating margin	22.1%	19.8%	21.5%	18.4%
Non-GAAP net income attributable to BlackLine, Inc.	$37,902	$42,928	$74,226	$83,003
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.51	$0.58	$1.00	$1.11
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
Non-GAAP Net Income Attributable to BlackLine and Diluted Non-GAAP Net Income Per Share Attributable to BlackLine, Inc. Non-GAAP net income attributable to BlackLine is defined as GAAP net income attributable to BlackLine adjusted for the income tax effects of acquisitions, stock-based compensation shortfalls and windfalls, and the discrete tax impact of other non-GAAP adjustments, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, legal settlement gains or costs, restructuring costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$129,403	$120,158	$255,410	$238,522
Amortization of acquired developed technology	3,207	3,383	6,380	6,767
Stock-based compensation	4,535	3,653	8,181	6,249
Transaction-related costs	—	38	8	90
Total non-GAAP gross profit	$137,145	$127,232	$269,979	$251,628
Gross margin	75.2%	74.9%	75.4%	75.0%
Non-GAAP gross margin	79.7%	79.3%	79.7%	79.1%
Non-GAAP Operating Income:
Operating income	$7,545	$2,208	$11,120	$3,956
Amortization of intangible assets	3,468	5,195	7,118	10,391
Stock-based compensation	25,571	23,406	44,990	42,602
Transaction-related costs (credits)	128	(6)	3,138	210
Restructuring and legal settlement costs	1,295	928	6,594	1,372
Total non-GAAP operating income	$38,007	$31,731	$72,960	$58,531
GAAP operating margin	4.4%	1.4%	3.3%	1.2%
Non-GAAP operating margin	22.1%	19.8%	21.5%	18.4%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Provision for (benefit from) income taxes	(12)	2,902	(666)	2,319
Amortization of intangible assets	3,468	5,195	7,118	10,391
Stock-based compensation	25,447	23,292	44,755	42,377
Amortization of debt issuance costs	845	1,294	1,679	2,679
Transaction-related costs (credits)	128	(6)	3,138	210
Restructuring and legal settlement costs	1,295	928	6,594	1,372
Adjustment to redeemable non-controlling interest	(1,561)	(2,255)	(2,739)	1,248
Gain on extinguishment of convertible senior notes	—	(65,112)	—	(65,112)
Total non-GAAP net income attributable to BlackLine, Inc.	$37,902	$42,928	$74,226	$83,003

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenues
Subscription and support	$163,027	$151,787	$321,489	$301,288
Professional services	8,998	8,719	17,467	16,679
Total revenues	172,025	160,506	338,956	317,967
Cost of revenues
Subscription and support	35,189	33,756	69,319	65,808
Professional services	7,433	6,592	14,227	13,637
Total cost of revenues	42,622	40,348	83,546	79,445
Gross profit	129,403	120,158	255,410	238,522
Operating expenses
Sales and marketing	64,712	60,248	127,775	121,359
Research and development	27,964	25,721	53,689	50,736
General and administrative	28,138	31,053	56,483	61,099
Restructuring costs	1,044	928	6,343	1,372
Total operating expenses	121,858	117,950	244,290	234,566
Income from operations	7,545	2,208	11,120	3,956
Other income (expense)
Interest income	8,555	14,065	17,447	29,425
Interest expense	(2,533)	(2,089)	(5,055)	(3,558)
Gain on extinguishment of convertible senior notes	—	65,112	—	65,112
Other income, net	6,022	77,088	12,392	90,979
Income before income taxes	13,567	79,296	23,512	94,935
Provision for income taxes	6,176	4,337	10,847	5,206
Net income	7,391	74,959	12,665	89,729
Net income attributable to redeemable non-controlling interest	660	524	1,057	962
Adjustment attributable to redeemable non-controlling interest	(1,561)	(2,255)	(2,739)	1,248
Net income attributable to BlackLine, Inc.	$8,292	$76,690	$14,347	$87,519
Comparison of Quarters and Six Months Ended June 30, 2025 and 2024
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$163,027	$151,787	$11,240	7%	$321,489	$301,288	$20,201	7%
Professional services	8,998	8,719	279	3%	17,467	16,679	788	5%
Total revenues	$172,025	$160,506	$11,519	7%	$338,956	$317,967	$20,989	7%

	June 30,
	2025	2024
Dollar-based net revenue retention rate	105%	104%
Number of customers	4,451	4,435
Number of users	389,559	396,366
The increase in revenues for the quarter and six months ended June 30, 2025, compared to the quarter and six months ended June 30, 2024, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at June 30, 2025 remained flat as compared to June 30, 2024. The total number of users at June 30, 2025 decreased by 2%, as compared to June 30, 2024, due to customer migrations to our new platform pricing model.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$35,189	$33,756	$1,433	4%	$69,319	$65,808	$3,511	5%
Professional services	7,433	6,592	841	13%	14,227	13,637	590	4%
Total cost of revenues	$42,622	$40,348	$2,274	6%	$83,546	$79,445	$4,101	5%
Gross margin	75.2%	74.9%			75.4%	75.0%
The increase in total cost of revenues for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, was primarily due to the following:
•$1.5 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the Google Cloud Platform (“GCP”), as well as upgrades to support business growth;
•$1.1 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.4 million increase in professional fees; partially offset by
•$0.7 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
The increase in total cost of revenues for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the following:
•$2.7 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to the GCP, as well as upgrades to support business growth;
•$2.1 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.6 million increase in employee compensation and benefits; partially offset by
•$1.3 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.

Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$64,712	$60,248	$4,464	7%	$127,775	$121,359	$6,416	5%
Percentage of total revenues	37.6%	37.5%			37.7%	38.2%
The increase in sales and marketing expenses for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, was primarily due to the following:
•$3.9 million increase in employee compensation and benefits;
•$1.2 million increase in digital marketing expenses and a change in the timing of our international user conference; and
•$0.5 million increase in professional fees; partially offset by
•$1.6 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
The increase in sales and marketing expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the following:
•$6.2 million increase in employee compensation and benefits;
•$1.6 million increase in digital marketing expenses, partially offset by streamlined marketing efforts;
•$0.6 million increase in computer software expenses to support internal automation and scalability initiatives; and
•$0.5 million increase in professional fees; partially offset by
•$3.0 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Research and development, gross	$34,625	$31,913	$2,712	8%	$66,380	$62,486	$3,894	6%
Capitalized internally developed software costs	(6,661)	(6,192)	(469)	8%	(12,691)	(11,750)	(941)	8%
Research and development, net	$27,964	$25,721	$2,243	9%	$53,689	$50,736	$2,953	6%
Percentage of total revenues	16.3%	16.0%			15.8%	16.0%
The increase in research and development expenses for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, was primarily due to the following:
•$2.6 million increase in employee compensation and benefits, partially offset by a decrease in average compensation per employee due to an increase in offshore headcount; partially offset by
•$0.5 million increase in capitalized software costs primarily due to required updates to access new markets, and ongoing development of cloud-based and new solution offerings. Collectively, these increases resulted in a decrease in net expenses.
The increase in research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the following:

•$4.1 million increase in employee compensation and benefits, partially offset by a decrease in average compensation per employee due to an increase in offshore headcount; partially offset by
•$0.9 million increase in capitalized software costs primarily due to required updates to access new markets, and ongoing development of cloud-based and new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.8 million decrease in professional fees.
General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$28,138	$31,053	$(2,915)	(9%)	$56,483	$61,099	$(4,616)	(8%)
Percentage of total revenues	16.4%	19.3%			16.7%	19.2%
The decrease in general and administrative expenses for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, was primarily due to the following:
•$2.6 million decrease primarily due to net foreign currency gains driven by the strengthening of multiple currencies against the U.S. Dollar, net of the impact of foreign currency forward contracts; and
•$0.4 million decrease in professional fees.
The decrease in general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the following:
•$5.8 million decrease primarily due to net foreign currency gains driven by the strengthening of multiple currencies against the U.S. Dollar, net of the impact of foreign currency forward contracts;
•$1.3 million decrease in professional fees; and
•$0.8 million decrease in employee compensation and benefits; partially offset by
•$3.1 million increase primarily related to advisory and legal-related expenses.
Restructuring costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Restructuring costs	$1,044	$928	$116	13%	$6,343	$1,372	$4,971	362%
Restructuring costs of $1.0 million and $6.3 million were incurred during the quarter and six months ended June 30, 2025, respectively, related to one-time termination benefits under the Fiscal 2025 restructuring program, while restructuring costs of $0.9 million and $1.4 million were incurred during the quarter and six months ended June 30, 2024, respectively, related to one-time termination benefits under the Fiscal 2023 restructuring program. Refer to “Note 9 - Restructuring Costs” in our unaudited condensed consolidated financial statements for additional information.
Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$8,555	$14,065	$(5,510)	(39%)	$17,447	$29,425	$(11,978)	(41%)

The decrease in interest income during the quarter and six months ended June 30, 2025, compared to the quarter and six months ended June 30, 2024, was due to decreased average balances on our investments and, to a lesser extent, a decrease in average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Interest expense	$2,533	$2,089	$444	21%	$5,055	$3,558	$1,497	42%
The increase in interest expense during the quarter and six months ended June 30, 2025, compared to the quarter and six months ended June 30, 2024, was primarily due to the cash interest expense and amortization of debt issuance costs related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 8 - Convertible Senior Notes” in our unaudited condensed consolidated financial statements for additional information.
Gain on extinguishment of convertible senior notes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Gain on extinguishment of convertible senior notes	$—	$65,112	$(65,112)	(100%)	$—	$65,112	$(65,112)	(100%)
The gain on extinguishment of convertible senior notes during the quarter and six months ended June 30, 2024 resulted from the partial repurchase of our 2026 Notes in May 2024. Refer to “Note 8 - Convertible Senior Notes” for additional information.
Provision for income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$6,176	$4,337	$1,839	42%	$10,847	$5,206	$5,641	108%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter and six months ended June 30, 2025, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended June 30, 2025 and 2024, we recorded $6.2 million and $4.3 million in income tax expense, respectively. For the six months ended June 30, 2025 and 2024, we recorded $10.8 million and $5.2 million in income tax expense, respectively. The increase in income tax expense for the quarter and six months ended June 30, 2025 compared to the prior year comparative periods ended June 30, 2024, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in valuation allowance and changes in the mix of profitable foreign jurisdictions.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. We are in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

Liquidity and Capital Resources
At June 30, 2025, our principal sources of liquidity were an aggregate of $857.4 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, and commercial paper.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at June 30, 2025, of which $230.2 million is due in March 2026. We plan to, and believe we are able to, make all expected principal and interest payments in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At June 30, 2025, all of the 2029 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2026 Notes up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. At June 30, 2025, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
At June 30, 2025, we have obligations totaling $27.1 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At June 30, 2025, we have $205 million of contractual obligations, with $64 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Unrecognized Tax Liabilities
At June 30, 2025, while we have liabilities for unrecognized tax benefits of $19.6 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at June 30, 2025 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$612	$171	$328	$113	$—
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
We repurchased and retired approximately 0.8 million shares of common stock for $43.3 million during the quarter ended June 30, 2025, and 1.7 million shares for $88.8 million during the six months ended June 30, 2025. At June 30, 2025, $111.2 million of buyback capacity remained under this program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$79,087	$91,123
Net cash provided by (used in) investing activities	$(414,018)	$506,431
Net cash used in financing activities	$(92,224)	$(251,629)
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
For the six months ended June 30, 2025, cash provided by operating activities was $79.1 million, resulting from net non-cash expenses of approximately $63.6 million, net income of $12.7 million, and net cash flows provided as a result of changes in operating assets and liabilities of $2.8 million. The $2.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$5.5 million decrease in accounts receivable primarily due to increased collections;
•$5.4 million increase in other long-term liabilities;

•$4.8 million net decrease in prepaid expenses and other current assets primarily due to amortization of prepaid balances and timing of tax payments, partially offset by prepaid insurance and cloud-based data storage costs to support our suite of solutions;
•$2.5 million increase in accounts payable due to timing of payments; and
•$2.2 million increase in deferred revenue primarily due to customer growth and timing of billings for subscription and support.
These changes in our operating assets and liabilities were partially offset by the following:
•$13.0 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments;
•$3.2 million decrease in operating lease liabilities; and
•$1.4 million increase in other assets due to a net increase in prepaid commissions and cloud computing costs.
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
For the six months ended June 30, 2025, cash used in investing activities was $414.0 million primarily as a result of the following:
•$392.9 million of purchases of marketable securities, net of proceeds from maturities;
•$14.2 million for capitalized software development costs; and
•$6.9 million in purchases of property and equipment.
For the six months ended June 30, 2024, cash provided by investing activities was $506.4 million primarily as a result of the following:
•$519.5 million of proceeds from maturities and sales, net of purchases of marketable securities;
•$12.1 million for capitalized software development costs; and
•$1.0 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the six months ended June 30, 2025, cash used in financing activities was $92.2 million primarily as a result of the following:

•$88.8 million of repurchases of common stock; and
•$13.0 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$5.0 million of proceeds from exercises of stock options; and
•$4.6 million of proceeds from the employee stock purchase plan.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2025, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy is to invest in financial instruments that are highly liquid and readily convertible into cash for use in our operations. We use foreign currency forward contracts to mitigate exposure to foreign currency exchange rate fluctuations associated with certain foreign currency-denominated monetary assets.
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

We had cash and cash equivalents and marketable securities of $857.4 million at June 30, 2025. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, U.S. treasury securities, and commercial paper.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $4.3 million or increased by approximately $4.3 million, respectively, our cash balances at June 30, 2025.
During the quarter ended June 30, 2025, we initiated a program to hedge exposures to cash fluctuations in the British Pound and the Euro using foreign currency forward contracts. The forward contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We do not enter into derivative financial contracts for speculative or trading purposes.
Our hedging program aims to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. We consider the counterparty to the foreign currency forward contracts to be a creditworthy multinational commercial bank, and therefore, the risk of counterparty non-performance is not material. While we strive to mitigate foreign currency exchange rate risks, there is no assurance that our hedging activities will fully protect us against the risks associated with foreign currency fluctuations. We believe a substantial portion of any fluctuation would be offset by monetary assets maintained in local currency.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2025, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officers and principal financial officer have concluded that, at June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
Our growth also depends upon our ability to add users and sell additional products to our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products and add additional users to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the increased size and scale of our business and heightened competition and market maturity within our core Financial Close product. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for platform offerings that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. We cannot provide assurance that we will reverse this trend as our customers, users, and revenue could decline, or grow more slowly than we expect. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management of such customers, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues.
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
Growth in our customer base and operations has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources, particularly as we focus on cost discipline and efficiency. We anticipate that additional investments in our infrastructure will be necessary to support the growth of our operations both domestically and internationally. These additional investments will increase our costs, with no assurance that our business or revenue will grow sufficiently to cover these additional costs. Labor shortages and increased employee mobility may make it more difficult to hire and retain certain types of employees. For example, labor shortages have, at times, created greater competition for engineering talent, and we have had to expend additional resources to address the retention of such employees. Additionally, our workforce continues to be partially remote, and we expect that it will remain partially remote for the near term. We may experience difficulties onboarding new employees remotely, and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources, and significant additional investment in our infrastructure. We may be unable to improve our operational, financial and management controls and our reporting procedures to effectively manage our operations and growth, which could negatively affect our results of operations and overall business. In addition, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses and cause us to realign resources in order to improve operational efficiency, which may include a slowdown in hiring or reduction in force, such as workforce reductions we have undertaken from time to time. Moreover, if we fail to manage our anticipated growth or any realignment of resources, such as a restructuring or reduction in force, in a manner that preserves the key aspects of our corporate culture, employee morale, productivity and the quality of our software solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have in the past, and may in the future, incur net losses attributable to BlackLine, Inc. We had an accumulated deficit of $37.4 million at June 30, 2025. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We have implemented a program to hedge exposures to fluctuations in foreign currencies, including the use of foreign currency forward contracts. We may also use other derivative instruments, such as option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. However, the use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2025, we had goodwill and intangible assets with a net book value of $501.4 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 30% and 29% of our revenues from sales outside the U.S. during the six months ended June 30, 2025 and 2024, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act. While the UK GDPR imposes obligations and penalties similar to the GDPR, the UK government has enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the EEA to the UK. Further, if UK regulation of data protection diverges further from the EU, new obligations and data flow issues could emerge, creating costs and complexity. Actual or alleged failure to comply with the GDPR or the UK GDPR can result in private lawsuits, reputational damage, loss of customers, and regulatory enforcement actions, which can result in significant fines, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. Further, Section 174 of the Code eliminates the right to deduct research and development expenditures and requires taxpayers to capitalize and amortize foreign research and development expenditures over fifteen years. On July 4, 2025, H.R. 1, also known as the “One Big Beautiful Bill Act,” was enacted into law, making a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15% (“Pillar 2”), which has been adopted by or is being considered by EU member states and certain other jurisdictions. Further, the United States has withdrawn support for Pillar 2 and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
At June 30, 2025, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At June 30, 2025, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended June 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
April 1 - 30, 2025	—	$—	—	$154,548
May 1 - 31, 2025	673	$54.45	673	$117,934
June 1 - 30, 2025	123	$54.58	123	$111,217
Total	796		796
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
Item 5.    Other Information
No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended June 30, 2025.
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
Date: August 6, 2025

By:	/s/ Owen Ryan
Owen Ryan
Co-Chief Executive Officer
(Co-Principal Executive Officer)
Date: August 6, 2025

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: August 6, 2025