Form 10-Q
period 2025-09-30
BLACKLINE, INC.
filed 2025-11-07
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 31, 2025 was 59,486,668.

-

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$419,900	$885,915
Marketable securities (amortized cost of $384,116 and $0 at September 30, 2025 and December 31, 2024, respectively)	384,279	—
Accounts receivable, net of allowances of $4,147 and $2,964 at September 30, 2025 and December 31, 2024, respectively	155,597	178,141
Prepaid expenses and other current assets	24,047	28,348
Total current assets	983,823	1,092,404
Capitalized software development costs, net	48,801	45,448
Property and equipment, net	13,026	11,840
Intangible assets, net	48,897	59,520
Goodwill	448,965	448,965
Operating lease right-of-use assets	23,919	22,772
Deferred tax assets, net	44,536	53,208
Other assets	91,859	90,879
Total assets	$1,703,826	$1,825,036
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,439	$8,463
Accrued expenses and other current liabilities	75,621	71,574
Deferred revenue, current	325,203	338,615
Finance lease liabilities, current	12	66
Operating lease liabilities, current	5,825	3,525
Convertible senior notes, net, current	229,807	—
Total current liabilities	646,907	422,243
Finance lease liabilities, noncurrent	43	53
Operating lease liabilities, noncurrent	19,119	20,283
Convertible senior notes, net, noncurrent	665,403	892,675
Deferred tax liabilities, net	4,658	4,532
Deferred revenue, noncurrent	573	1,390
Other long-term liabilities	569	708
Total liabilities	1,337,272	1,341,884
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 4)	38,254	36,483
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 59,941,825 and 62,813,352 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	599	628
Additional paid-in capital	358,220	495,391
Accumulated other comprehensive loss	(100)	(361)
Accumulated deficit	(30,419)	(48,989)
Total stockholders' equity	328,300	446,669
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,703,826	$1,825,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Subscription and support	$168,210	$157,011	$489,699	$458,299
Professional services	10,080	8,898	27,547	25,577
Total revenues	178,290	165,909	517,246	483,876
Cost of revenues
Subscription and support	37,130	34,667	106,449	100,475
Professional services	7,259	6,439	21,486	20,076
Total cost of revenues	44,389	41,106	127,935	120,551
Gross profit	133,901	124,803	389,311	363,325
Operating expenses
Sales and marketing	67,493	62,219	195,268	183,578
Research and development	27,331	25,649	81,020	76,385
General and administrative	29,201	28,216	85,684	89,315
Restructuring costs	2,267	356	8,610	1,728
Total operating expenses	126,292	116,440	370,582	351,006
Income from operations	7,609	8,363	18,729	12,319
Other income (expense)
Interest income	8,200	10,984	25,647	40,409
Interest expense	(2,545)	(2,677)	(7,600)	(6,235)
Gain on extinguishment of convertible senior notes	—	—	—	65,112
Other income, net	5,655	8,307	18,047	99,286
Income before income taxes	13,264	16,670	36,776	111,605
Provision for income taxes	4,653	2,101	15,500	7,307
Net income	8,611	14,569	21,276	104,298
Net income attributable to redeemable non-controlling interest	1,649	320	2,706	1,282
Adjustment attributable to redeemable non-controlling interest	1,677	(2,989)	(1,062)	(1,741)
Net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Basic net income per share attributable to BlackLine, Inc.	$0.09	$0.28	$0.32	$1.69
Shares used to calculate basic net income per share	61,157	62,250	62,035	61,958
Diluted net income per share attributable to BlackLine, Inc.	$0.09	$0.27	$0.31	$0.66
Shares used to calculate diluted net income per share	63,197	73,970	64,008	73,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$8,611	$14,569	$21,276	$104,298
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of (provision for) benefit from taxes of $(40) for the quarter and nine months ended September 30, 2025, and $(11) and $112 for the quarter and nine months ended September 30, 2024, respectively	145	188	121	(350)
Foreign currency translation	(151)	486	267	53
Other comprehensive income (loss)	(6)	674	388	(297)
Comprehensive income	8,605	15,243	21,664	104,001
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	1,649	320	2,706	1,282
Foreign currency translation attributable to redeemable non-controlling interest	(72)	231	127	26
Comprehensive income attributable to redeemable non-controlling interest	1,577	551	2,833	1,308
Comprehensive income attributable to BlackLine, Inc.	$7,028	$14,692	$18,831	$102,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047
Stock option exercises	14	—	131	—	—	131
Vesting of restricted stock units	194	2	—	—	—	2
Repurchases of common stock, including excise taxes	(2,147)	(22)	(113,993)	—	—	(114,015)
Acquisition of common stock for tax withholding obligations	—	—	(1,874)	—	—	(1,874)
Stock-based compensation	—	—	24,658	—	—	24,658
Other comprehensive income	—	—	—	66	—	66
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,677)	—	6,962	5,285
Balance at September 30, 2025	59,942	$599	$358,220	$(100)	$(30,419)	$328,300

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	144	2	5,142	—	—	5,144
Vesting of restricted stock units	746	7	—	—	—	7
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(3,863)	(39)	(203,244)	—	—	(203,283)
Acquisition of common stock for tax withholding obligations	—	—	(14,865)	—	—	(14,865)
Stock-based compensation	—	—	70,143	—	—	70,143
Other comprehensive income	—	—	—	261	—	261
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,062	—	18,570	19,632
Balance at September 30, 2025	59,942	$599	$358,220	$(100)	$(30,419)	$328,300

	Quarter Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2024	62,171	$622	$451,737	$(561)	$(126,035)	$325,763
Stock option exercises	127	1	1,811	—	—	1,812
Vesting of restricted stock units	140	1	—	—	—	1
Acquisition of common stock for tax withholding obligations	—	—	(1,220)	—	—	(1,220)
Stock-based compensation	—	—	23,874	—	—	23,874
Other comprehensive income	—	—	—	443	—	443
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,989	—	14,249	17,238
Balance at September 30, 2024	62,438	$624	$479,191	$(118)	$(111,786)	$367,911

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,515	$615	$474,863	$205	$(214,802)	$260,881
Stock option exercises	249	2	4,443	—	—	4,445
Vesting of restricted stock units	579	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	95	1	4,248	—	—	4,249
Acquisition of common stock for tax withholding obligations	—	—	(13,604)	—	—	(13,604)
Stock-based compensation	—	—	67,238	—	—	67,238
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Other comprehensive loss	—	—	—	(323)	—	(323)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,741	—	103,016	104,757
Balance at September 30, 2024	62,438	$624	$479,191	$(118)	$(111,786)	$367,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$19,632	$104,757
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	1,644	(459)
Net income	21,276	104,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,623	38,225
Amortization of debt issuance costs	2,535	3,637
Stock-based compensation	66,625	63,911
Gain on extinguishment of convertible senior notes	—	(65,112)
Noncash lease expense	4,083	4,610
Accretion of purchase discounts on marketable securities, net	(8,504)	(18,115)
Net foreign currency losses	753	360
Deferred income taxes	8,758	(1,479)
Provision for credit losses	101	14
Changes in operating assets and liabilities:
Accounts receivable	24,086	35,765
Prepaid expenses and other current assets	4,406	4,351
Other assets	(1,226)	2,207
Accounts payable	1,222	(5,456)
Accrued expenses and other current liabilities	3,145	3,119
Deferred revenue	(14,327)	(18,851)
Operating lease liabilities	(4,592)	(4,400)
Lease incentive receipts	30	—
Other long-term liabilities	(107)	(42)
Net cash provided by operating activities	142,887	147,042
Cash flows from investing activities
Purchases of marketable securities	(607,614)	(396,104)
Proceeds from maturities of marketable securities	232,000	901,997
Proceeds from sales of marketable securities	—	324,098
Capitalized software development costs	(20,420)	(18,201)
Purchases of property and equipment	(7,451)	(1,370)
Net cash provided by (used in) investing activities	(403,485)	810,420
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	661,979
Partial repurchase of convertible senior notes	—	(848,519)
Repayment of convertible senior notes	—	(250,000)
Purchase of capped calls related to convertible senior notes	—	(59,738)
Principal payments under finance lease obligations	(63)	(771)
Repurchases of common stock	(200,727)	—
Proceeds from exercises of stock options	5,151	3,038
Proceeds from employee stock purchase plan	4,592	4,249
Acquisition of common stock for tax withholding obligations	(14,865)	(13,604)
Net cash used in financing activities	(205,912)	(503,366)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	263	56
Net increase (decrease) in cash, cash equivalents, and restricted cash	(466,247)	454,152
Cash, cash equivalents, and restricted cash, beginning of period	886,147	271,363
Cash, cash equivalents, and restricted cash, end of period	$419,900	$725,515
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$419,900	$725,266
Restricted cash included within other assets at end of period	—	249
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$419,900	$725,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$3,516	$3,326
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,731	$2,185
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$634	$187
Receivables from exercises of stock options, including tax withholdings	$—	$3,511
Accrued liabilities for repurchases of common stock	$1,050	$—
Excise tax on repurchases of common stock	$1,506	$—
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
The Company is headquartered in Woodland Hills, California. The Company has other local offices in Pleasanton, California and New York, New York, as well as international office locations in Australia, Canada, France, Germany, India, Japan, Poland, Romania, Singapore, and the United Kingdom.
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at September 30, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2025, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except for the adoption of the policy related to derivative instruments discussed in “Note 6 - Balance Sheet Components”, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
Recently-adopted accounting pronouncements
There have been no recently-adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently-issued accounting pronouncements not yet adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to prescriptive and sequential software development stages. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. For public business entities, ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures. The Company does not intend to early adopt.
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
The Company’s Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for income taxes, all of which are presented in the unaudited condensed consolidated statements of operations for the quarters and nine months ended September 30, 2025 and 2024. During the quarter and nine months ended September 30, 2025, other significant expenses included depreciation expense of $8.1 million and $24.0 million, respectively, as well as amortization expense of $3.5 million and $10.6 million, respectively. During the quarter and nine months ended September 30, 2024, other significant expenses include depreciation expense of $7.7 million and $22.6 million, respectively, as well as amortization expense of $5.2 million and $15.6 million, respectively.
The Company’s intra-entity sales are eliminated upon consolidation. The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$122,755	$116,897	$358,383	$341,140
International	55,535	49,012	158,863	142,736
	$178,290	$165,909	$517,246	$483,876
No countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets by geographic region (in thousands):

	September 30, 2025	December 31, 2024
United States	$14,575	$18,399
International	22,370	16,213
	$36,945	$34,612
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
Under the original terms of the agreement with Investors, all of the common stock was callable or puttable with an exercise date of January 1, 2026 (the “Exercise Date”). The Company and the Investors signed an agreement dated October 11, 2025, moving the Exercise Date to January 1, 2029.

Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$35,000	$32,068	$36,483	$30,063
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	1,649	320	2,706	1,282
Foreign currency translation	(72)	231	127	26
Adjustment to redeemable non-controlling interest	1,677	(2,989)	(1,062)	(1,741)
Balance at end of period	$38,254	$29,630	$38,254	$29,630
Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(89,992)	47,726
Customer relationships	26,779	(26,206)	573
Defensive patent	2,333	(1,735)	598
	$182,807	$(133,910)	$48,897

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	137,718	(80,284)	57,434
Customer relationships	26,779	(25,528)	1,251
Defensive patent	2,333	(1,498)	835
	$182,807	$(123,287)	$59,520
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2024	$448,965
Additions from acquisitions	—
Balance at September 30, 2025	$448,965
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the unaudited condensed consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$186,876	$163	$—	$187,039
Commercial paper	197,240	—	—	197,240
	$384,116	$163	$—	$384,279

The Company had no marketable securities at December 31, 2024.
The Company’s marketable securities at September 30, 2025 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 7 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $3.1 million and $8.5 million in interest income for the quarter and nine months ended September 30, 2025, respectively. The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income of $2.9 million and $18.1 million for the quarter and nine months ended September 30, 2024, respectively.
Net gains and losses are determined using the specific identification method. During the quarter and nine months ended September 30, 2025, the Company had no sales of marketable securities, and therefore, no related realized gains or losses were recognized in the unaudited condensed consolidated statements of operations. During the quarter and nine months ended September 30, 2024, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's unaudited condensed consolidated statements of operations.
There were no marketable securities in a continuous loss position for greater than or less than 12 months at September 30, 2025.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at September 30, 2025.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $86.6 million and $86.1 million at September 30, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued salaries and employee benefits	$35,431	$41,833
Accrued income and other taxes payable	14,024	11,297
Accrued restructuring costs	2,049	—
Other accrued expenses and current liabilities	24,117	18,444
	$75,621	$71,574
Derivative Instruments
The Company uses foreign currency forward contracts with an approximate maturity of one month to mitigate foreign currency exchange rate fluctuations on certain foreign currency-denominated monetary assets. Under ASC 815, Derivatives and Hedging, these transactions are not designated as hedging instruments.
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid and other current assets or accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. At September 30, 2025, the total gross notional amount of forward contracts was $40.8 million. Refer to “Note 7 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the quarter ended September 30, 2025, the net gain from the forward contracts was $0.4 million, and for the nine months ended September 30, 2025, the net loss from the forward contracts was $0.9 million, both of which were recorded in general and administrative expenses.
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

Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$344,729	$—	$—	$344,729
Marketable securities
U.S. treasury securities	187,039	—	—	187,039
Commercial paper	—	197,240	—	197,240
Total assets	$531,768	$197,240	$—	$729,008
Liabilities
Foreign currency forward contracts	$—	$68	$—	$68
Total liabilities	$—	$68	$—	$68

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$809,906	$—	$—	$809,906
Total assets	$809,906	$—	$—	$809,906
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
Note 8 – Convertible Senior Notes
2029 Notes
At September 30, 2025, the Company had $675.0 million aggregate principal amount of the 1.00% 2029 Notes (the “2029 Notes” and, together with the 2026 Notes (as defined below), the “Notes”) outstanding. The 2029 Notes consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(9,597)	(11,494)
Net carrying amount	$665,403	$663,506
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at September 30, 2025.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at September 30, 2025, was approximately $651.7 million, which represents a Level 2 valuation.

During the quarter ended September 30, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense. During the quarter ended September 30, 2024, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
During the nine months ended September 30, 2025, the Company recognized $1.9 million of interest expense related to the amortization of debt issuance costs and $5.1 million of coupon interest expense. During the nine months ended September 30, 2024, the Company recognized $0.9 million of interest expense related to the amortization of debt issuance costs and $2.4 million of coupon interest expense.
The 2029 Notes were not convertible at September 30, 2025. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2024, and the 2029 Capped Calls were unchanged and still outstanding at September 30, 2025.
2026 Notes
At September 30, 2025, the Company had $230.2 million aggregate principal amount of the 0.00% 2026 Notes (the “2026 Notes”) outstanding. The 2026 Notes consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Liability:
Principal	$230,196	$230,196
Unamortized debt issuance costs	(389)	(1,027)
Net carrying amount(1)	$229,807	$229,169
(1) Net carrying amount at September 30, 2025 presented within total current liabilities in the unaudited condensed consolidated balance sheets.
The effective interest rate of the 2026 Notes, excluding the conversion option, was 0.37% at September 30, 2025.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at September 30, 2025, was approximately $224.0 million, which represents a Level 2 valuation.
During the quarters ended September 30, 2025 and 2024, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.2 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company recognized interest expense related to the amortization of debt issuance costs of $0.6 million and $2.0 million, respectively.
The 2026 Notes were not convertible at September 30, 2025. It is the Company’s current intent to settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”). There have been no changes to the condition of the 2026 Notes since December 31, 2024, and the 2026 Capped Calls were unchanged and still outstanding at September 30, 2025.

Note 9 – Restructuring Costs
Fiscal 2025 Restructuring Programs
On March 4, 2025, the Company announced a restructuring program that reduced its global workforce by approximately 7%, or 130 total positions, and in September 2025, the Company approved additional workforce reductions of 25 positions, including the planned closure of selected facilities (the “Fiscal 2025 restructuring programs”).
During the quarter and nine months ended September 30, 2025, the Company recorded $2.3 million and $8.6 million, respectively, for one-time termination benefits related to the Fiscal 2025 restructuring programs, which occurred in the US and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations.
The liability for the Fiscal 2025 restructuring programs was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and the following tables summarize the related activity for the quarter and nine months ended September 30, 2025 (in thousands):

Accrual balance at June 30, 2025	$1,582
Restructuring charges	2,267
Cash payments	(1,800)
Accrual balance at September 30, 2025	$2,049

Accrual balance at December 31, 2024	$—
Restructuring charges	8,610
Cash payments	(6,561)
Accrual balance at September 30, 2025	$2,049
The Company anticipates additional charges related to these actions for employee termination benefits and other exit costs. All of the actions are part of an ongoing organizational alignment as the Company continues to focus on key strategic priorities and enhancements to its operational efficiency through global talent optimization. The Company expects to have substantially completed the planned actions during the first quarter of fiscal 2026.
Note 10 – Stockholders’ Equity
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$3,423	$2,803	$9,845	$7,738
Sales and marketing	7,051	6,745	19,995	19,168
Research and development	4,195	3,605	11,996	9,955
General and administrative	8,725	9,470	24,789	27,050
	$23,394	$22,623	$66,625	$63,911
For the quarters ended September 30, 2025 and 2024, stock-based compensation capitalized as an asset was $1.3 million and $1.2 million, respectively.
For the nine months ended September 30, 2025 and 2024, stock-based compensation capitalized as an asset was $3.5 million and $3.3 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2024	1,237
Granted	—
Exercised	(250)
Forfeited/canceled	(233)
Outstanding at September 30, 2025	754
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2024	2,811
Granted	2,066
Vested	(930)
Forfeited/canceled	(432)
Nonvested at September 30, 2025	3,515
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2024	198
Granted	248
Performance adjustment	(97)
Vested	(101)
Forfeited/canceled	(30)
Nonvested at September 30, 2025	218
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2024	244
Granted (legal grant with no grant date established)	154
Granted (accounting grant date established)	(171)
Forfeited/canceled	(11)
Nonvested at September 30, 2025	216
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions (in thousands):

Nonvested at December 31, 2024	202
Granted	208
Vested	—
Forfeited/canceled	(33)
Nonvested at September 30, 2025	377
Common Stock Repurchases
On November 17, 2024, the Company's Board of Directors (the “Board”) authorized the repurchase of up to $200 million of the Company’s common stock. On September 4, 2025, the Board approved an increase to the Company’s stock buyback program of an additional $200 million, for a total overall authorization to repurchase up to

$400 million of the Company’s common stock. The Board also approved the elimination of the expiration date of the program, which was previously set to expire on March 31, 2027.
The Company repurchased and retired approximately 2.1 million shares of common stock for $113.0 million during the quarter ended September 30, 2025, and 3.9 million shares for $201.8 million during the nine months ended September 30, 2025. At September 30, 2025, $198.2 million of buyback capacity remained under this program.
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
For the quarters ended September 30, 2025 and 2024, the Company recorded $4.7 million and $2.1 million in income tax expense, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $15.5 million and $7.3 million in income tax expense, respectively. The increase in income tax expense for the quarter and nine months ended September 30, 2025 compared to the quarter and nine months ended September 30, 2024, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in the mix of profitable foreign jurisdictions, partially offset by the release of existing valuation allowance with respect to BlackLine K.K. deferred tax assets in the quarter ended September 30, 2025.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBB provisions did not have a material impact on the Company’s effective tax rate but several timing provisions are expected to result in significant 2025 cash tax savings.

Note 12 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Denominator:
Weighted average shares	61,157	62,250	62,035	61,958
Basic net income per share attributable to BlackLine, Inc.	$0.09	$0.28	$0.32	$1.69

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Interest expense, net of taxes	99	2,398	354	5,499
Gain on extinguishment of convertible senior notes, net of taxes	—	—	—	(62,147)
Net income attributable to BlackLine, Inc. for diluted calculation	$5,384	$19,636	$19,986	$48,109
Denominator:
Weighted average shares	61,157	62,250	62,035	61,958
Dilutive effect of securities	655	477	588	679
Dilutive effect of convertible senior notes	1,385	11,243	1,385	10,494
Shares used to calculate diluted net income per share	63,197	73,970	64,008	73,131
Diluted net income per share attributable to BlackLine, Inc.	$0.09	$0.27	$0.31	$0.66
The Company computes basic earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding. The Company computes diluted earnings per share attributable to BlackLine, Inc. using the weighted average number of common shares outstanding plus the effect of potentially dilutive shares, which is based on the weighted-average shares of common stock underlying stock options and unvested stock awards using the treasury stock method, and the effect of the convertible senior notes using the if-converted method. For the quarter and nine months ended September 30, 2025, diluted earnings per share attributable to BlackLine, Inc. excludes the impact of the 2029 Notes as their inclusion would have been antidilutive.
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options - service-only vesting conditions	292	491	383	397
Restricted stock units - service-only vesting conditions	1,178	2,653	1,445	2,170
Restricted stock units - performance and service conditions	139	73	106	49
Restricted stock units - market and service conditions	377	202	316	137
Total shares excluded from net income per share	1,986	3,419	2,250	2,753
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 14 – Unearned Revenue and Performance Obligations
Revenue totaling $302.8 million and $283.5 million was recognized during the nine months ended September 30, 2025 and 2024, respectively, that was previously included in the deferred revenue balance at December 31, 2024 and 2023, respectively.
Contracted but unrecognized revenue was $964.1 million at September 30, 2025, of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.

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
At September 30, 2025, we had 385,336 individual users across 4,424 customers. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, increasingly powered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Reporting & Analysis, Journal Entry, Journals Risk Analyser, Account Analysis, Consolidation, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle. In September 2025, we launched Verity, a comprehensive suite of AI capabilities providing finance and accounting teams with a digital workforce of embedded, auditable AI. Our Verity AI capabilities are integrated across our solutions, which address many use cases across our customers’ financial operations and include comprehensive and flexible solutions that deliver best practices for end-to-end record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the nine months ended September 30, 2025. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2024 and during the nine months ended September 30, 2025 had an initial non-cancellable term of three years. We have updated our subscription pricing models to address the value of BlackLine solutions based on a number of factors, including customer size, the products involved in delivering our solutions, and volumetrics, such as transactions or entities. We typically invoice customers annually in advance for subscriptions, which is initially recorded as deferred revenue and recognized ratably over the term of the customer contract. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal.
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
For the quarters ended September 30, 2025 and 2024, we had revenues totaling $178.3 million and $165.9 million, respectively. We generated net income attributable to BlackLine, Inc. of $5.3 million and $17.2 million for the quarters ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025 and 2024, we had revenues totaling $517.2 million and $483.9 million, respectively. We generated net income attributable to BlackLine, Inc. of $19.6 million and $104.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Restructuring Costs
On March 4, 2025, we announced a restructuring program that was designed to reduce our global workforce by approximately 7%, or 130 total positions, and in September 2025, we approved additional workforce reductions of 25 positions, including the planned closure of selected facilities (the “Fiscal 2025 restructuring programs”). All of the actions are part of our ongoing organizational alignment as we continue to focus on key strategic priorities and enhance our operational efficiency through global talent optimization. Refer to "Note 9 - Restructuring Costs" in our unaudited condensed consolidated financial statements for additional information on this program.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Sep. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	Jun. 30, 2025	Sep. 30, 2025
Dollar-based net revenue retention rate	105%	102%	104%	105%	103%
Number of customers	4,433	4,443	4,455	4,451	4,424
Number of users	397,095	397,477	393,892	389,559	385,336
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2025, our dollar-based net revenue retention rate decreased from the quarter ended June 30, 2025 due primarily to the impact of unfavorable foreign exchange rates. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional user licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$133,901	$124,803	$389,311	$363,325
GAAP gross margin	75.1%	75.2%	75.3%	75.1%
GAAP operating income	$7,609	$8,363	$18,729	$12,319
GAAP operating margin	4.3%	5.0%	3.6%	2.5%
GAAP net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Diluted net income per share attributable to BlackLine, Inc.	$0.09	$0.27	$0.31	$0.66

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Non-GAAP gross profit	$141,526	$131,736	$411,505	$383,364
Non-GAAP gross margin	79.4%	79.4%	79.6%	79.2%
Non-GAAP operating income	$38,135	$37,624	$111,095	$96,155
Non-GAAP operating margin	21.4%	22.7%	21.5%	19.9%
Non-GAAP net income attributable to BlackLine, Inc.	$37,590	$44,428	$111,816	$127,431
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.51	$0.60	$1.51	$1.71

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
Non-GAAP Income from Operations and Non-GAAP Operating Margin. Non-GAAP income from operations is defined as GAAP income from operations adjusted for amortization of intangible assets, stock-based compensation, change in fair value of contingent consideration, transaction-related costs, restructuring costs, and legal settlement gains or costs. Non-GAAP operating margin is defined as non-GAAP income from operations divided by GAAP revenues. We believe that presenting non-GAAP income from operations and non-GAAP operating margin is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs in order to allow a direct comparison of income from operations between all periods presented.
Non-GAAP Net Income Attributable to BlackLine and Diluted Non-GAAP Net Income Per Share Attributable to BlackLine, Inc. Non-GAAP net income attributable to BlackLine is defined as GAAP net income attributable to BlackLine adjusted for the income tax effects of acquisitions, stock-based compensation shortfalls and windfalls, and the discrete tax impact of other non-GAAP adjustments, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, restructuring costs, legal settlement gains or costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$133,901	$124,803	$389,311	$363,325
Amortization of acquired developed technology	3,243	3,360	9,623	10,127
Stock-based compensation	4,382	3,537	12,563	9,786
Transaction-related costs	—	36	8	126
Total non-GAAP gross profit	$141,526	$131,736	$411,505	$383,364
Gross margin	75.1%	75.2%	75.3%	75.1%
Non-GAAP gross margin	79.4%	79.4%	79.6%	79.2%
Non-GAAP Operating Income:
Operating income	$7,609	$8,363	$18,729	$12,319
Amortization of intangible assets	3,505	5,190	10,623	15,581
Stock-based compensation	24,353	23,357	69,343	65,959
Transaction-related costs	—	358	3,138	568
Restructuring and legal settlement costs	2,668	356	9,262	1,728
Total non-GAAP operating income	$38,135	$37,624	$111,095	$96,155
GAAP operating margin	4.3%	5.0%	3.6%	2.5%
Non-GAAP operating margin	21.4%	22.7%	21.5%	19.9%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Provision for (benefit from) income taxes	(632)	84	(1,298)	2,403
Amortization of intangible assets	3,505	5,190	10,623	15,581
Stock-based compensation	24,231	23,233	68,986	65,610
Amortization of debt issuance costs	856	958	2,535	3,637
Transaction-related costs	—	358	3,138	568
Restructuring and legal settlement costs	2,668	356	9,262	1,728
Adjustment to redeemable non-controlling interest	1,677	(2,989)	(1,062)	(1,741)
Gain on extinguishment of convertible senior notes	—	—	—	(65,112)
Total non-GAAP net income attributable to BlackLine, Inc.	$37,590	$44,428	$111,816	$127,431

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenues
Subscription and support	$168,210	$157,011	$489,699	$458,299
Professional services	10,080	8,898	27,547	25,577
Total revenues	178,290	165,909	517,246	483,876
Cost of revenues
Subscription and support	37,130	34,667	106,449	100,475
Professional services	7,259	6,439	21,486	20,076
Total cost of revenues	44,389	41,106	127,935	120,551
Gross profit	133,901	124,803	389,311	363,325
Operating expenses
Sales and marketing	67,493	62,219	195,268	183,578
Research and development	27,331	25,649	81,020	76,385
General and administrative	29,201	28,216	85,684	89,315
Restructuring costs	2,267	356	8,610	1,728
Total operating expenses	126,292	116,440	370,582	351,006
Income from operations	7,609	8,363	18,729	12,319
Other income (expense)
Interest income	8,200	10,984	25,647	40,409
Interest expense	(2,545)	(2,677)	(7,600)	(6,235)
Gain on extinguishment of convertible senior notes	—	—	—	65,112
Other income, net	5,655	8,307	18,047	99,286
Income before income taxes	13,264	16,670	36,776	111,605
Provision for income taxes	4,653	2,101	15,500	7,307
Net income	8,611	14,569	21,276	104,298
Net income attributable to redeemable non-controlling interest	1,649	320	2,706	1,282
Adjustment attributable to redeemable non-controlling interest	1,677	(2,989)	(1,062)	(1,741)
Net income attributable to BlackLine, Inc.	$5,285	$17,238	$19,632	$104,757
Comparison of Quarters and Nine Months Ended September 30, 2025 and 2024
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$168,210	$157,011	$11,199	7%	$489,699	$458,299	$31,400	7%
Professional services	10,080	8,898	1,182	13%	27,547	25,577	1,970	8%
Total revenues	$178,290	$165,909	$12,381	7%	$517,246	$483,876	$33,370	7%

	September 30,
	2025	2024
Dollar-based net revenue retention rate	103%	105%
Number of customers	4,424	4,433
Number of users	385,336	397,095
The increase in revenues for the quarter and nine months ended September 30, 2025, compared to the quarter and nine months ended September 30, 2024, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at September 30, 2025 remained relatively flat as compared to September 30, 2024. The total number of users at September 30, 2025 decreased by 3%, as compared to September 30, 2024, primarily due to our strategic initiative to migrate customers to new, more flexible platform pricing models. The platform enhances operational efficiency, and in certain cases, enables customers to streamline workflows and increase the number of users at no additional costs. This approach is designed to accelerate our customers' finance transformation by providing a scalable foundation to adopt our latest innovations, including our Studio360 and Verity AI offerings.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$37,130	$34,667	$2,463	7%	$106,449	$100,475	$5,974	6%
Professional services	7,259	6,439	820	13%	21,486	20,076	1,410	7%
Total cost of revenues	$44,389	$41,106	$3,283	8%	$127,935	$120,551	$7,384	6%
Gross margin	75.1%	75.2%			75.3%	75.1%
The increase in total cost of revenues for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to the following:
•$1.8 million increase in computer software expenses due to upgrades to support business growth;
•$1.0 million increase in professional fees; and
•$0.9 million increase in amortization of developed technology due to net additions to software placed into service; partially offset by
•$0.6 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
The increase in total cost of revenues for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the following:
•$4.6 million increase in computer software expenses due to upgrades to support business growth;
•$3.0 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.2 million increase in professional fees; and
•$0.7 million increase in employee compensation and benefits; partially offset by
•$1.9 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.

Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$67,493	$62,219	$5,274	8%	$195,268	$183,578	$11,690	6%
Percentage of total revenues	37.9%	37.5%			37.8%	37.9%
The increase in sales and marketing expenses for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to the following:
•$3.5 million increase primarily due to a change in the timing of our user conference and digital marketing expenses;
•$3.4 million increase in employee compensation and benefits; and
•$0.9 million increase in travel-related expenses primarily due to a change in the timing of our user conference; partially offset by
•$1.6 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods; and
•$0.4 million decrease in professional fees.
The increase in sales and marketing expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the following:
•$9.7 million increase in employee compensation and benefits;
•$4.8 million increase in digital marketing expenses and a change in the timing of our user conference, partially offset by streamlined marketing efforts;
•$0.9 million increase in travel-related expenses primarily due to a change in the timing of our user conference; and
•$0.8 million increase in computer software expenses to support internal automation and scalability initiatives; partially offset by
•$4.5 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Research and development, gross	$33,978	$32,604	$1,374	4%	$100,357	$95,090	$5,267	6%
Capitalized internally developed software costs	(6,647)	(6,955)	308	(4%)	(19,337)	(18,705)	(632)	3%
Research and development, net	$27,331	$25,649	$1,682	7%	$81,020	$76,385	$4,635	6%
Percentage of total revenues	15.3%	15.5%			15.7%	15.8%
The increase in research and development expenses for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to the following:
•$1.1 million increase in employee compensation and benefits, partially offset by a decrease in average compensation per employee due to an increase in offshore headcount;
•$0.5 million increase in computer software expenses due to higher spend on cloud hosting services, as well as upgrades to support business growth; and

•$0.3 million decrease in capitalized software costs primarily due to a realignment of resources to prioritize key products, partially offset by required updates to access new markets, and ongoing development of cloud-based and new solution offerings. Collectively, these decreases resulted in an increase in net expenses; partially offset by
•$0.3 million decrease in professional fees.
The increase in research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the following:
•$5.3 million increase in employee compensation and benefits, partially offset by a decrease in average compensation per employee due to an increase in offshore headcount; and
•$0.6 million increase in computer software expenses due to higher spend on cloud hosting services as customers continue to migrate to GCP, as well as upgrades to support business growth; partially offset by
•$1.2 million decrease in professional fees; and
•$0.6 million increase in capitalized software costs primarily due to required updates to access new markets, and ongoing development of cloud-based and new solution offerings. Collectively, these increases resulted in a decrease in net expenses.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$29,201	$28,216	$985	3%	$85,684	$89,315	$(3,631)	(4%)
Percentage of total revenues	16.4%	17.0%			16.6%	18.5%
The increase in general and administrative expenses for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to the following:
•$2.1 million increase primarily due to decreased net foreign currency gains, net of the impact of foreign currency forward contracts; and
•$0.8 million increase in professional fees; partially offset by
•$2.2 million decrease in employee compensation and benefits.
The decrease in general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the following:
•$3.7 million decrease primarily due to increased net foreign currency gains, net of the impact of foreign currency forward contracts;
•$3.0 million decrease in employee compensation and benefits; and
•$0.5 million decrease in professional fees; partially offset by
•$3.0 million increase primarily related to advisory and legal-related expenses; and
•$0.6 million increase in computer software expenses due to higher spend to enhance automation and support scalability of our operations.
Restructuring costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Restructuring costs	$2,267	$356	$1,911	N/M	$8,610	$1,728	$6,882	398%
Restructuring costs of $2.3 million and $8.6 million were incurred during the quarter and nine months ended September 30, 2025, respectively, primarily related to one-time termination benefits under the Fiscal 2025 restructuring programs, while restructuring costs of $0.4 million and $1.7 million were incurred during the quarter and nine months ended September 30, 2024, respectively, related to one-time termination benefits under the Fiscal 2023 restructuring program. Refer to “Note 9 - Restructuring Costs” in our unaudited condensed consolidated financial statements for additional information.
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$8,200	$10,984	$(2,784)	(25%)	$25,647	$40,409	$(14,762)	(37%)
The decrease in interest income during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to a decrease in average interest rates and, to a lesser extent, decreased average balances on our investments and cash balances.
The decrease in interest income during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to decreased average balances on our investments and, to a lesser extent, a decrease in average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Interest expense	$2,545	$2,677	$(132)	(5%)	$7,600	$6,235	$1,365	22%
The decrease in interest expense during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, was primarily due to the repayment of our 2024 Notes in August 2024. The increase in interest expense during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the cash interest expense and amortization of debt issuance costs related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 8 - Convertible Senior Notes” in our unaudited condensed consolidated financial statements for additional information.
Gain on extinguishment of convertible senior notes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Gain on extinguishment of convertible senior notes	$—	$—	$—	N/M	$—	$65,112	$(65,112)	(100%)
The gain on extinguishment of convertible senior notes during the nine months ended September 30, 2024 resulted from the partial repurchase of our 2026 Notes in May 2024. Refer to “Note 8 - Convertible Senior Notes” for additional information.

Provision for income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$4,653	$2,101	$2,552	121%	$15,500	$7,307	$8,193	112%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter and nine months ended September 30, 2025, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended September 30, 2025 and 2024, we recorded $4.7 million and $2.1 million in income tax expense, respectively. For the nine months ended September 30, 2025 and 2024, we recorded $15.5 million and $7.3 million in income tax expense, respectively. The increase in income tax expense for the quarter and nine months ended September 30, 2025 compared to the quarter and nine months ended September 30, 2024, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in the mix of profitable foreign jurisdictions, partially offset by the current quarter’s release of existing valuation allowance with respect to BlackLine K.K. deferred tax assets.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBB provisions did not have a material impact on our effective tax rate, but several timing provisions are expected to result in significant 2025 cash tax savings.
Liquidity and Capital Resources
At September 30, 2025, our principal sources of liquidity were an aggregate of $804.2 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, and commercial paper.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at September 30, 2025, of which $230.2 million is due in March 2026. We plan to, and believe we are able to, make all expected principal and interest payments in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At September 30, 2025, all of the 2029 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2026 Notes up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. At September 30, 2025, all of the 2026 Capped Calls remained outstanding.

Lease Liabilities
At September 30, 2025, we have obligations totaling $25.0 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At September 30, 2025, we have $192 million of contractual obligations, with $61 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Unrecognized Tax Liabilities
At September 30, 2025, while we have liabilities for unrecognized tax benefits of $19.7 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
OBBB
The OBBB provisions did not have a material impact on our effective tax rate, but several timing provisions are expected to result in significant 2025 cash tax savings. See Note 11 – “Incomes Taxes” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Commitments under letters of credit at September 30, 2025 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$353	$171	$67	$115	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
On November 17, 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $200 million of our common stock. On September 4, 2025, our Board approved an increase to our stock buyback program of an additional $200 million, for a total overall authorization to repurchase up to $400 million of our common stock. Our Board also approved the elimination of the expiration date of the program, which was previously set to expire on March 31, 2027. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
We repurchased and retired approximately 2.1 million shares of common stock for $113.0 million during the quarter ended September 30, 2025, and 3.9 million shares for $201.8 million during the nine months ended September 30, 2025. At September 30, 2025, $198.2 million of buyback capacity remained under this program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$142,887	$147,042
Net cash provided by (used in) investing activities	$(403,485)	$810,420
Net cash used in financing activities	$(205,912)	$(503,366)
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily influenced by our net income, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, as well as the substantial amount of non-cash charges that we incur. Non-cash activities primarily include depreciation and amortization, stock-based compensation, non-cash lease expense, amortization of debt issuance costs, accretion of premiums on marketable securities, and deferred taxes.
For the nine months ended September 30, 2025, cash provided by operating activities was $142.9 million, resulting from net non-cash expenses of approximately $109.0 million, net income of $21.3 million, and net cash flows provided as a result of changes in operating assets and liabilities of $12.6 million. The $12.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$24.1 million decrease in accounts receivable primarily due to increased collections;
•$4.4 million decrease in prepaid expenses and other current assets primarily due to timing of renewals for IT and insurance contracts, partially offset by timing of tax payments;
•$3.1 million increase in accrued expenses and other current liabilities due primarily to employee termination benefits and other exit costs related to the Fiscal 2025 restructuring programs in addition to other current liabilities, partially offset by a decrease in bonus accruals; and
•$1.2 million increase in accounts payable due to timing of payments.
These changes in our operating assets and liabilities were partially offset by the following:
•$14.3 million decrease in deferred revenue primarily due to lower billings and higher revenue recognition;
•$4.6 million decrease in operating lease liabilities; and
•$1.2 million increase in other assets due to net capitalization related to strategic projects and software upgrades.
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
These changes in our operating assets and liabilities were partially offset by the following:
•$18.9 million decrease in deferred revenue primarily driven by timing of billings for subscription and support;
•$5.5 million decrease in accounts payable due to timing of payments; and
•$4.4 million decrease in operating lease liabilities.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities of marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the nine months ended September 30, 2025, cash used in investing activities was $403.5 million primarily as a result of the following:
•$375.6 million of purchases of marketable securities, net of proceeds from maturities;
•$20.4 million for capitalized software development costs; and
•$7.5 million in purchases of property and equipment.
For the nine months ended September 30, 2024, cash provided by investing activities was $810.4 million primarily as a result of the following:
•$830.0 million of proceeds from maturities and sales, net of purchases of marketable securities; partially offset by
•$18.2 million for capitalized software development costs; and
•$1.4 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the nine months ended September 30, 2025, cash used in financing activities was $205.9 million primarily as a result of the following:
•$200.7 million for repurchases of common stock; and
•$14.9 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$5.2 million of proceeds from exercises of stock options; and
•$4.6 million of proceeds from the employee stock purchase plan.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form

10-Q. During the quarter ended September 30, 2025, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 - “Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
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
We had cash and cash equivalents and marketable securities of $804.2 million at September 30, 2025. Our cash equivalents and marketable securities consist of highly liquid, money market mutual funds, U.S. treasury securities, and commercial paper.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $4.4 million or increased by approximately $4.4 million, respectively, our cash balances at September 30, 2025.
During the nine months ended September 30, 2025, we initiated a program to hedge exposures to cash fluctuations in the British Pound and the Euro using foreign currency forward contracts. The forward contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We do not enter into derivative financial contracts for speculative or trading purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2025, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
As we move to a platform model, our growth depends upon our ability to sell additional products and increase usage from our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products to our platform. Although our customers, users, and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the increased size and scale of our business and heightened competition and market maturity within our core Financial Close product. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for platform offerings that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
We cannot provide assurance that we will reverse these trends and we may not be able to increase our customers, users, or revenue, and despite our efforts, our business may grow more slowly than we expect, may not grow at all, or may decline. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management of such customers, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues. Failure to grow our business or to grow more slowly than we have anticipated could result in negative perceptions in the market and declines in our stock price.
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
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology and the introduction of products by our competitors or others incorporating new technologies, such as AI/ML, the emergence of new industry standards, or changes in customer requirements, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, AI/ML advancements, and other software, communication, browser and database technologies. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.

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
We have incorporated and may continue to incorporate AI/ML solutions and features, such as AI agents, into our platform and otherwise within our business, which may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used for certain cybersecurity attacks, and may increase their frequency and intensity, resulting in heightened risks of security breaches and incidents.
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, such as AI agents, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to effectively implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. Moreover, the use of AI/ML capabilities or tools to improve internal functions and operations may also introduce other legal, financial, and strategic risks. We have implemented policies, guidelines, and procedures specifically directed at the use of AI/ML tools in the workplace to address these risks, but the use of AI/ML tools by our workforce may nonetheless result in exposure of our proprietary information to unauthorized recipients, exposure to or misuse by unauthorized recipients of our or third-party data or intellectual property, or failure to comply with open source software requirements. Our efforts to mitigate these risks, including through training, monitoring, and enforcement of our policies, guidelines, and procedures governing the use of AI/ML tools may not be successful.
Furthermore, the legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (the “AI Act”), which was approved by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, imposes obligations on providers and users of artificial intelligence technologies. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI/ML technologies. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features, such as AI agents. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions, including AI agents, that could reduce or eliminate the need for our solutions. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. During the past twelve months, we continue to observe new and existing customers pause or deprioritize investment in work transformation, including the decision to continue operating legacy solutions, which has negatively impacted our business. In addition, deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, the imposition of tariffs and non-tariff trade barriers, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.

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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We have in the past, and may in the future, incur net losses attributable to BlackLine, Inc. We had an accumulated deficit of $30.4 million at September 30, 2025. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2025, we had goodwill and intangible assets with a net book value of $497.9 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We manage our software solutions and serve most of our customers using a cloud-based infrastructure that has historically been operated in a limited number of third-party data center facilities in North America and Europe. We are currently migrating all Financial Close & Consolidation clients from our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. As we implement the transition to GCP, we have experienced, and may continue to experience, occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which has impacted, and may in the future impact, our customers’ ability to use our solutions. Our Customer Data Platform is built on Snowflake for Financial Close & Consolidation, Invoice to Cash, and Intercompany solutions, allowing customers to access their data, reports, and integrations. We may also need to divert resources away from other important business operations, which could harm our business and growth. Additionally, if the costs to migrate to GCP are greater than we expect or take significantly more time than we anticipate, our business could be harmed.
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
We currently maintain offices and/or have personnel in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 31% and 29% of our revenues from sales outside the U.S. during the nine months ended September 30, 2025 and 2024, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
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
In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act. While the UK GDPR imposes obligations and penalties similar to the GDPR, the UK government enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the EEA to the UK. Further, if UK regulation of data protection diverges further from the EU, new obligations and data flow issues could emerge, creating costs and complexity. Actual or alleged failure to comply with the GDPR or the UK GDPR can result in private lawsuits, reputational damage, loss of customers, and regulatory enforcement actions, which can result in significant fines, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.
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
Globally, virtually every jurisdiction in which we operate has established its own frameworks governing privacy, data protection, and cybersecurity with which we, and/or our customers, must comply. These laws and regulations often are more restrictive than those in the U.S. Regulatory developments in these countries may require us to modify our policies, procedures, and data processing measures in order to address requirements under these or other applicable privacy, data protection, or cybersecurity regimes, and we may face claims, litigation, investigations, or other proceedings regarding them, initiated by private parties and governmental authorities, and may incur related liabilities, expenses, costs, and operational losses. Our compliance efforts are further complicated by the fact that laws and regulations relating to privacy, data protection, and cybersecurity around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. For example, the European Union’s Data Act (the “Data Act”), which became applicable on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and government access to, non-personal data outside the European Economic Area. Depending on how the Data Act is implemented and interpreted, we may be required to adjust contract terms and technical measures for data portability in order to comply. These changes may result in additional compliance and operational costs, which may affect our business.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our Board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our Board members if they disagree with our positions. Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of BlackLine, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock.
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
At September 30, 2025, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible

Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At September 30, 2025, the conditional conversion features of the Notes were not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In addition, as a public company we have been targeted by activist stockholders from time to time. Responding to actions by activist stockholders could be costly and time-consuming, and could disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, or changes to the composition of our Board, may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended September 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
July 1 - 31, 2025	—	$—	—	$111,217
August 1 - 31, 2025	1,358	$51.86	1,358	$40,808
September 1 - 30, 2025	790	$53.90	790	$198,224
Total	2,148		2,148
(1) On November 17, 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $200 million of our common stock. On September 4, 2025, our Board approved an increase to our stock buyback program of an additional $200 million, for a total overall authorization to repurchase up to $400 million of our common stock. Our Board also approved the elimination of the expiration date of the program, which was previously set to expire on March 31, 2027.
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
Item 5.    Other Information
No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended September 30, 2025.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1**	Employment Agreement between the Company and Therese Tucker, signed August 8, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Owen Ryan
Owen Ryan
Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2025

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2025