Form 10-K
period 2025-12-31
BLACKLINE, INC.
filed 2026-02-26
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the Nasdaq Global Select Market on such date was $3.239 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
At February 19, 2026, 59,542,335 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2026, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

BLACKLINE, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
Item 1.    Business
Overview
The Office of the Chief Financial Officer (“CFO”) is relied upon to deliver timely and accurate financial reporting and business insights. The CFO role has evolved from traditional accounting processes to driving growth, profitability, and governance across the enterprise to improve business outcomes while finance and accounting teams are facing unprecedented system and process complexity, growing data volumes, and evolving regulatory requirements, coupled with expanding roles and responsibilities. As a result, digital transformation has become a top priority for CFOs, as they require powerful technology to meet these demands.
At BlackLine, our mission is to inspire, power, and guide digital finance transformation for the Office of the CFO. Our secure, flexible, and scalable cloud-based platform empowers finance and accounting teams to achieve future-ready financial operations, modernizing processes for mid-size and enterprise organizations across all industries.
Many organizations rely on enterprise resource planning (“ERP”) systems to manage general ledger activities. However, these systems often fail to address end-to-end processes that occur across other systems and in spreadsheets, hampering an organization’s ability to deliver accurate data, insights, controls, and transparency. Our platform connects data and processes at their origin, enhancing financial reporting integrity, streamlining activities, and delivering faster insights. This approach drives immediate impact and sustained value, maximizes cash flow, and accelerates the record-to-report and invoice-to-cash processes.
Our platform integrates with the leading ERP systems offered by Workday, Inc., SAP SE (“SAP”), Oracle Corporation, Microsoft Dynamics 365 (“Microsoft Dynamics”), an application offered by Microsoft Corporation (“Microsoft”), Sage Intacct, Inc., and NetSuite, Inc. It also connects to diverse financial data sources, including banks, point-of-sale, treasury, payroll, procurement, and other systems, bringing data into unified workflows. This deep connectivity provides finance and accounting teams with accurate, actionable insights, reducing errors and improving compliance. This, in turn, frees finance and accounting teams to focus on complex, high-value challenges where human judgement is essential.
For nearly 25 years, BlackLine has pioneered customer-centric innovation in financial software, optimizing mission-critical processes for the Office of the CFO. BlackLine’s Studio360 Platform, Verity AI capabilities, and our comprehensive record-to-report and invoice-to-cash solutions uniquely address the increasing complexity of data, systems, and processes.
BlackLine was founded in 2001. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”) and its subsidiaries. Our growth has been driven by a combination of organic innovation and a series of strategic acquisitions and initiatives, including the following:
Our cloud-based solutions, delivered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Reporting & Analysis, Journal Entry, Journals Risk Analyser, Account Analysis, Consolidation, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle.
In September 2025, we launched Verity, a comprehensive suite of AI capabilities that provides finance and accounting teams with a digital workforce of embedded and auditable AI. Verity is integrated throughout our solutions and supports a broad range of use cases across our customers’ financial operations, offering flexible capabilities that help deliver best practices across end-to-end record-to-report and invoice-to-cash processes.
On December 15, 2025, we acquired WiseLayer, (“WL” and such acquisition, the “WL Acquisition”), a New York-based company that has pioneered a digital workforce of AI-powered agents to automate complex, judgment-based finance and accounting processes. The primary purpose of the WL Acquisition is to accelerate BlackLine’s own AI roadmap and in so doing, strengthen our competitive offering, which is focused on transforming and modernizing finance and accounting, against key competitors.
Our Growth Strategy
Our principal growth strategies include the following:
Continue to Innovate and Expand our Solutions. Our ability to internally develop or make strategic acquisitions of new, market-leading applications and functionalities, particularly those powered by AI, is integral to our success. Our recent launch of Verity is a testament to our commitment to delivering advanced, AI-powered solutions. We intend to deepen our existing capabilities and extend the functionality and range of our applications to bring new solutions to the Office of the CFO.
Enhance our Leadership Position within the Marketplace. We intend to focus on customer expansion, geography, and industry to maintain and grow our leadership position.
•Customer Expansion: We believe we have a leading position in the market with both enterprise and mid-size companies. We intend to leverage our brand recognition, history of innovation, and customer focus to maintain and grow our leadership position with enterprise market businesses. We pursue a land-and-expand sales model and believe there is a significant opportunity to increase sales of our solutions within our existing customer base. Additionally, we intend to focus on expanding and developing solutions tailored for the complex needs of public sector organizations. Our pricing model is designed to enable us to capture additional revenue as our customers’ usage of our platform grows, thereby increasing the lifetime value of our customer relationships.
•Geography: We believe that we have a significant opportunity to expand the use of our cloud-based solutions in most G20 nations. We intend to invest in further expanding our global footprint through organic growth activities and strategic acquisitions.
•Industry: We continue to leverage our customer scale to innovate with industry-specific solutions, especially for industries where we have large addressable market opportunities and strong brand permission with customers and partners.
Extend Our Relationships with Partners. We have established strong relationships with technology vendors, such as SAP, Microsoft Dynamics, Workday, Google, and Snowflake, Inc. (“Snowflake”), professional services firms, such as Accenture plc (“Accenture”), Deloitte Touche Tohmatsu Limited (“Deloitte”), Ernst & Young Global Limited (“Ernst & Young”), KPMG International Limited (“KPMG”), BDO Global (“BDO”), and Grant Thornton International Ltd. (“Grant Thornton”), and business process outsourcers, such as CapGemini SE (“CapGemini”), GenPact Ltd (“GenPact”), and RSM US LLP (“RSM”). We intend to deepen our relationships with our current partners, foster a thriving ecosystem of partnerships, and partner with resellers who are well-versed in the BlackLine suite and select software firms.
ERP Connectivity. We intend to leverage our BlackLine Studio360 Platform further to extend our technology integration capabilities with large ERP players, and maintain connectivity to other ERPs and third-party data sources.
Cloud Marketplaces. We have established the ability to purchase BlackLine solutions through Cloud Marketplaces on Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), and Amazon Web Services (“AWS”). This enables our customers to leverage their committed spend with those cloud providers for a software purchase with BlackLine.
BlackLine Platform, Products, and Capabilities
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the CFO and deliver a purpose-built suite of applications that address critical processes, including record-to-report and invoice-to-cash. Our software and services provide critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations.
BlackLine Studio360 Platform
In today’s dynamic business environment, the Office of the CFO faces unprecedented challenges: managing complex systems, siloed data, and demands for real-time, accurate insights to enable strategic decision-making and drive business outcomes. Traditional, fragmented solutions cannot accommodate the increasing complexity of data, systems, and processes. The need for a flexible, scalable, and unified platform that provides a single source of trusted financial and accounting information has never been greater. BlackLine’s Studio360 Platform addresses these challenges by providing an infrastructure and capabilities to further unify our products and services, which include:
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
•Studio360 Blueprint: An extensive library of proven process design templates grounded in customer-informed industry best practices, enabling rapid deployment and achievable transformation outcomes. BlackLine and its world-leading partners continuously contribute to and expand this library, ensuring it remains up-to-date and adaptable to evolving customer needs; and
•Studio360 Control: A centralized hub for administering and enforcing financial data hierarchies, policies, and certifications to strengthen governance and risk management.
Solutions
Our cloud-based solutions for the Office of the CFO are designed to be the primary point of interaction for accounting and finance professionals. Our solutions unify systems and data and work to drive accuracy, collaboration, efficiency, and control. Our solutions enable accounting and finance professionals to execute their work continuously, empowering real-time insights and business partnerships.
Products and Services
Our products are comprised of record-to-report and invoice-to-cash solutions. We also provide implementation services.
Record-to-Report - Financial Close & Consolidation
The collection of processes by which organizations record, reconcile, consolidate, and report their financial information at the end of each period is referred to as record-to-report. For organizations of any size, traditional processes are heavily manual and rely upon error-prone spreadsheets, increasing risk and threatening the accuracy of financial reporting. Our Financial Close & Consolidation solutions allow customers to standardize and automate key steps across the record-to-report process to ensure accuracy and control. Our products include:
•Transaction Matching is an effective solution that automates the reconciliation of high-volume and complex transactions, significantly reducing the risk of financial misstatement and increasing the efficiency of our customers' finance and accounting operations. The solution enhances and transforms data by applying rules to normalize formats, parse fields, and perform calculations. Our rules engine then automatically identifies exceptions, errors, missing data, and variances within these large data sets. By processing millions of records per minute, our customers can reconcile transactions in real time, ensuring data integrity and accelerating their financial close process.
•Journal Entry allows users to generate, review, and post manual journal entries. Many postings can be fully automated, calculated based on complex customer-defined logic, or automatically allocated across multiple business units. Validation and approval checkpoints help ensure the integrity of information passed to other financial applications, including hundreds of ERPs and subsystems, in a configurable, standardized format;
•Account Reconciliations provides a centralized workspace from which users can collaborate to substantiate their balance sheet by completing account reconciliations. Features include standardized templates, workflows for review and approval, linkage to policies and procedures, and integrated storage of supporting documentation, enhanced with AI-enabled summarization. The product automates otherwise manual activities in the substantiation process, significantly reducing time and effort and increasing productivity. It also enhances internal controls by facilitating the appropriate segregation of duties, simplifying reconciliation audits, and adding transparency and visibility to the reconciliation process;
•Task Management enables users to create and manage processes and task lists. The solution provides automatic and recurring task scheduling, includes configurable workflow, and provides a management console for accounting and finance activities. Though most commonly used with the financial close, users can create task lists and projects for hundreds of different use cases, ranging from external audits to environmental impact surveys. The solution can be used as a cloud-based, controlled checklist that includes reporting and alerts to drive greater collaboration, accountability, and visibility;
•Smart Close for SAP is fully embedded in the SAP UX and streamlines and automates key closing activities. Smart Close complements our cloud financial close management solutions to achieve end-to-end automation. Purpose-built automation allows customers to automate task and job scheduling, verify the correctness of closing transactions, and automatically trigger the appropriate response, like raising alerts, making corrections, or pushing the closing process to the next step with job scheduling;
•Reporting & Analysis enables analysis and validation of group-level or consolidated financial data with direct, real-time visibility into the local or underlying details. Embedded with rich intelligence to automatically draft financial narratives, variance explanations, and executive summaries, finance teams are freed from manual documentation and can focus on strategic guidance instead. The solution provides a centralized workspace with end-to-end transparency and automates ledger-to-ledger, statutory-to-GAAP, tax-to-GAAP, and system-to-system reconciliation to ensure the completeness and accuracy of consolidated fluctuation results;
•Account Analysis automatically groups and categorizes individual transactions to help users identify potential exceptions and adjustments, monitor the health of accounts, and proactively mitigate risk;
•Journals Risk Analyser mitigates the risks related to manual journal entries by providing visibility into the entire journal population, and enabling users to proactively monitor key metrics and irregularities with AI-powered anomaly detection, trend analysis, and natural language querying. This allows users to stay ahead of audit issues, and decrease the risk of misstatements;
•Consolidation provides a transparent, business-owned solution to connect data, automate key consolidation activities, and accelerate the delivery of financial statements. The solution automates intercompany eliminations, top-side adjustments, and currency translations, while allowing for flexible management of consolidation methods and exchange rates. By unifying data from multiple entities and ERPs, it ensures results are complete and accurate with integrated mapping, adjustment automation, and drill-down capabilities for end-to-end transparency and control; and
•Compliance is an integrated solution that facilitates compliance-related initiatives, consolidates project management, and provides visibility over control self-assessments and testing.

Record-to-Report - Intercompany
Intercompany transactions occur when entities within a corporate parent organization transact with each other. These transactions are some of the most complex and frequent sources of uncertainty and process inefficiency for the controller organization, and have direct and indirect tax and transfer pricing risk, as well as imbalances that must be resolved before impacting reported financials. The intricate nature of intercompany transactions often drives accounting, tax, and treasury operations to process a substantial volume of intercompany charges within the constraints of the fiscal calendar, leaving insufficient time for enhancing the quality of the underlying data or addressing upstream issues, operational challenges, weak control and governance environments, or intercompany journals. This prevalent operational practice results in heightened stress and risk for accounting and finance professionals, stemming from an unproductive, low value-add workload. Often manual, time-consuming, and resource-intensive processes, intercompany transactions can have material impacts on costs if not managed properly. Our intercompany solutions manage the entire intercompany transaction lifecycle within our platform, from the initial creation of a transaction through the balancing, disputes management, resolution, and settlement processes. We believe it is the only widely-available, automated end-to-end intercompany solution maintained in a single platform. These solutions include:
•Intercompany Create increases visibility into transaction-level data by originating transactions directly within our software. Intercompany transactions are configured and executed through an automated and rules-driven process that uses billing routes to facilitate the flow of transactions and the appropriate tax and transfer pricing mark-ups. The application stores permissions and business-logic exceptions by entity, service, and transaction type, ensuring that both the seller and the buyer of the intercompany transaction are authorized to conduct business, and that billing is conducted in a manner that optimizes process efficiency and minimizes tax leakage. Transactions are booked directly into the general ledger via Journals. Invoices are automatically generated for each respective jurisdiction, and e-invoicing capabilities can send intercompany data to country-specific portals. Workflow capabilities exist for key control governance, ad hoc transaction management, and non-invoiceable transactions;
•Intercompany Balance & Resolve centralizes, streamlines, and automates complex intercompany reconciliations and dispute management processes by capturing all intercompany transactions within the virtual subledger and providing automated corrective or other resolution actions to govern reconciliation. This feature reduces intercompany reconciliation risk through both detective and preventative controls, eliminates manual reconciliation and dispute management effort, and reduces last-minute fixes by automatically flagging out-of-balance trading pairs and underlying transactions. Open intercompany transactions are continually analyzed to verify offsetting transactions on the respective trading partner books under our concept of ‘continuous intercompany accounting.’ Exceptions are flagged, and users are automatically notified for investigation and resolution. Automated or workflow-based resolution actions and adjustments bring the balance back into line for settlement-ready balances; and
•Intercompany Net and Settle enables real-time visibility into open intercompany transactions that integrate with treasury systems to facilitate and streamline netting, settlement, and clearing to optimize working capital. Using bilateral and multilateral netting to reduce the number of transactions that typically incur bank fees, treasury teams can effectively manage how intercompany balances are closed out using cash and non-cash settlement methodologies to manage each entity's cash position. Users can filter the information by transaction type, hold type, currency, or business relationship. This feature facilitates netting transactions and cash reporting, and it helps treasury teams and controllers make informed, strategic decisions while managing cash, full-time equivalent positions, and forecasting.
Invoice-to-Cash
Cash is vital to every business, and invoice-to-cash is central to improving cash flow. Managing invoice-to-cash well means maximizing working capital by collecting cash and minimizing credit losses. This critical process is often highly manual. Our unified suite helps customers collect cash, provide credit, and better understand cash flow.
•Electronic Invoicing & Payments helps our customers generate, send, and monitor invoices in diverse e-invoice formats through a multitude of delivery channels. Customers can download invoices through secure, branded customer invoice portals. BlackLine’s Electronic Invoicing & Compliance can provide financial flexibility with the ability to service inbound customer payments through a range of versatile payment channels. BlackLine Electronic Invoicing & Compliance enables customers to adapt to, and comply with, country-specific requirements amid evolving e-invoicing regulations across countries;

•Cash Application transforms the order-to-cash process by significantly reducing the time it takes to apply cash receipts to open invoices, resulting in significant reductions in unapplied cash. BlackLine Cash Application drives an automated, end-to-end process using intelligent automation to help customers accurately apply payment receipts in the bank to customers’ invoices in an ERP. Embedded machine learning reduces the manual effort involved in the process and releases working capital for our customers by underpinning accurate collection strategies downstream;
•Credit & Risk Management brings customer and payment behavior data together to enable optimal risk strategies and real-time risk profiling. Managing the balance between sales and risk of non-payment is critical to profitability. Credit & Risk Management brings together data from numerous sources, such as credit reference agencies, credit insurers, and payment performance data, to understand the historical indebtedness and behavior trends of the companies with whom our customers trade. This solution works in tandem with our Collections Management solution to help organizations better understand their customer base and make informed decisions around collection strategies, recovery sequences, and the prioritization of team tasks;
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
•Disputes & Deductions Management helps our customers track payment disputes to drive prompt response and resolution. Unresolved disputes lead to uncollected revenue and can threaten profitability and revenue. Disputes & Deductions logs, monitors, and analyzes invoice disputes and provides our customers with automated workflows to accelerate dispute resolution and protect their customer relationships;
•Team & Task Management automates accounts receivable teams’ tasks while ensuring timely execution by using data to drive priority of actions. The historically manual work behind accounts receivable processes can lead to siloed work and a lack of end-to-end visibility. Team & Task Management provides full visibility into the accounts receivable process, monitors critical actions against the volume of work, and allocates resources based on team capacity to prioritize risk management and cash collection; and
•AR Intelligence automatically processes, analyzes, and surfaces critical information, such as sales and payment performance data, customer payment trends, and days sales outstanding. This solution unifies the data across BlackLine’s Invoice-to-Cash suite to provide data typically difficult to obtain in real-time. Customers using this solution gain insights into customer behavior, as well as the ability to measure the impact of extended payment terms to cash collections and cash flow, and understand the predictability of customer payments when building cash flow forecasts.
Services
Customer service is essential to our customers' success, and we are focused on driving long-term partnership and value by offering the following services:
•Implementation: With a focus on configuration, a typical project will draw on our expertise from over 5,200 implementations to deliver proven, industry-specific process designs. For optimal product adoption, along with accelerated time to value, BlackLine is augmenting existing implementation efforts with agentic elements, which facilitates a seamless and efficient onboarding journey. A typical project will focus on mapping our application to a customer’s current or ideal process, coaching them on best practices, and helping organizations become self-sufficient rather than dependent on additional professional services. For customers that elect to work with a partner or business process outsourcer for implementation services, BlackLine provides partner training and certification, as well as support for partner-led projects, so that every customer has a superior implementation experience;
•Optimization: Our transformation team assists with optimization strategies for transformation projects through the BlackLine Optimization Academy, where we teach accountants how to optimize their accounting and reporting processes. Customers learn what processes can benefit from optimization and can choose to undertake the optimization process themselves, or choose our consulting services or strategic customer advisory services to continue their journey;

•Training & Education: We offer a variety of live and web-based training options through BlackLine University. Many customers consume their training through our e-learning environment, while others select both live and e-learning. Courses cover solutions functionality, as well as the underlying concepts, and demonstrate the power of our platform like record-to-report and invoice-to-cash;
•Customer Success: Our customer success managers, many of whom are former users, provide customers with best practices and create a success plan for expanded usage of our platform for process optimization. A success plan is central to increased customer value and customer adoption. This approach positively impacts our retention and upsell efforts; and
•Global Support: From our offices in Australia, England, India, Japan, Mexico, Poland, Romania, and the United States (“U.S.”), we provide tiered customer support, ranging from support provided during business hours to 24/7/365 support. All customers have access to essential support through our support and community portal, included as part of their subscription. We also offer additional tiers of support that customers can purchase based on their needs with benefits such as prioritized routing and more personalized support.
Across our platform, products, and services, BlackLine stands out through its integration, scalability, flexibility, ease of use, and commitment to innovation. Our solutions securely and automatically connect with ERPs and various financial data sources, simplifying data consolidation for complex environments. Unlike solutions tied to specific systems, BlackLine is ERP and data source-agnostic, ensuring compatibility and adaptability as organizations evolve. Designed by finance and accounting professionals with years of industry experience, our user-friendly interface offers intuitive dashboards, collaboration tools, and streamlined workflows for all skill levels. With a history of proven innovation and a commitment to continued investment, BlackLine continues to address more challenges across the Office of the CFO, meeting the diverse and dynamic needs of today’s businesses.
Key Benefits
Our platform is designed to provide the following benefits to our customers:
•Automated Processes for Greater Speed & Efficiency: Our solutions leverage AI and automation to streamline manual finance and accounting activities such as reconciliations, journal entries, and cash application. By seamlessly integrating with ERP systems and other data sources, our solutions eliminate manual work, prevent errors, and free up teams to focus on strategic activities;
•Holistic Financial Operations Management: Our Studio360 platform provides a unified environment for the Office of the CFO by integrating data, orchestrating end-to-end workflows across disparate systems, and AI-powered visibility. This empowers teams to move beyond individual tasks and manage the entire financial process with greater control, efficiency, and strategic insight;
•Strengthened Controls & Improved Compliance: By embedding controls, segregation of duties, out-of-the-box workflows, and audit trails across our platform and applications, we help organizations address the complexities of their global regulatory requirements and reduce the risk of non-compliance. Our ability to scale across multiple currencies, languages, and unify financial data across sources ensures accuracy and greater confidence in financial reporting;
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
•Maximizing Working Capital: Our unified invoice-to-cash suite maximizes working capital to fund strategic initiatives and support business growth. By creating more efficient and transparent payment processes, our solutions help improve customer relationships and satisfaction;
•Accelerated Insights: Our platform and solutions provide real-time dashboards, configurable reports with drilldown capabilities, and unparalleled visibility into financial data and operations, empowering teams to make informed decisions faster and support improved forecasting; and
•Proactive Anomaly & Risk Detection: Powerful business rules and AI-driven anomaly detection help customers identify potential risks or unusual patterns in their financial operations and results. We enable a proactive approach that prevents issues from escalating, safeguarding financial integrity.
By combining automation, real-time insights, embedded controls, and a flexible, scalable design, our solutions ensure that organizations can meet the increasing demands on the Office of the CFO, despite system complexity and an evolving regulatory landscape. Our future-ready platform enables financial operations excellence and empowers the Office of the CFO to deliver strategic value to their organizations.
Customers
Our customers include multinational corporations, large enterprises, mid-size companies, and public sector entities across a broad array of industries. These businesses include publicly-listed entities, privately-owned enterprises, and non-profit entities. At December 31, 2025, we had 4,394 customers, exclusive of on-premise software. We define a customer as an entity with an active subscription agreement as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer.
Sales and Marketing
We sell our solutions through our direct sales force. Our direct sales force leverages relationships with technology vendors, such as Workday, SAP, and Microsoft, professional services firms, such as Accenture, Deloitte, and Ernst & Young, and business process outsourcers, such as CapGemini, GenPact, and RSM to influence and drive customer growth. Since 2018, we have partnered with SAP, incorporating them into the reseller channel that we use in the ordinary course of business. SAP has the ability to resell our solutions as SAP solutions-extensions (“SolEx”), for which we receive a percentage of the revenues. SolEx allows us to provide the highest level integration with SAP ERP solutions. We continue to be a partner-powered organization, harnessing the deep and embedded relationships our partners have with key decision-makers at our customers.
Our marketing efforts focus on demand generation, establishing and extending our brand proposition, driving product awareness, and cultivating our user community. We generate demand primarily through word-of-mouth, search engine marketing, campaigns and events, and our network of business process outsourcers, business services organizations, and resellers. We leverage online and offline marketing channels on a global basis, organize customer roundtables and user conferences, and release white papers, case studies, blogs, and other resources. We execute co-marketing activities with partners such as SAP, Ernst & Young, and Deloitte. We further extend our brand awareness through sponsorships with leading industry organizations such as the Institute of Management Accountants (IMA), the Chartered Institute of Credit Management (CICM), the Shared Services & Outsourcing Network (SSON), the National Association of Credit Management (NACM), the Financial Executives International (FEI), the Association of Governments Accountants (AGA), the Government Finance Officers Association (GFOA), and the Society of Defense Financial Management (SDFM).
Competition
The market for accounting and financial software and services is competitive, rapidly evolving, and requires a deep understanding of the industry standards, financial operations processes, accounting rules, and global financial regulations.
We compete with vendors of financial operations, financial automation, record-to-report, and invoice-to-cash software, including software offered by certain ERP vendors, and a growing number of AI-native automation platforms. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
We believe the principal competitive factors in our market include the following:
•AI capabilities and roadmap;
•security, data privacy, and protection;
•auditability, chain of thought, and transparency;
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
Human Capital
BlackLine's approximately 1,850 employees worldwide contribute their unique talents, experience, and backgrounds to inspire, power, and guide digital finance transformation. We are committed to driving a culture of inclusion and innovation through our programs designed to attract, develop, retain, and engage exceptional talent aligned with our values of Think, Create, and Serve.
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
•Our increased focus on the development and use of generative artificial intelligence and machine learning technologies (“AI/ML”) in our platform and our business, or any potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
•We may not be able to sustain or increase profitability in the future.
•The market price of our common stock may be volatile, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
If we are unable to attract new customers and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our growth depends in part upon increasing our customer base. Our ability to increase our revenues will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on widely-available and inexpensive software tools, or that have already invested substantial personnel and financial resources to integrate internally-developed or other software solutions into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
As we move to a platform model, our growth depends upon our ability to sell additional products and increase usage from our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products through our platform. Although our revenue has continued to grow, the rate of growth has slowed in recent periods, and we have experienced a decline in the number of our customers and users. The decline in revenue growth is attributable, in part, to strategic business decisions made in response to the maturation of the market for our financial close products. Specifically, our refined commercial focus on enterprise and large mid-market customers has resulted in an increased rate of churn among smaller customers. In addition, we are moving to a platform pricing model that is not based on the number of users, which may increase our user attrition rate as customers migrate to the platform pricing model. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for solutions that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.

We cannot provide assurance that our strategies will be successful or that we will reverse these trends and we may not be able to increase our customers or revenue, and despite our efforts, our business may grow more slowly than we expect, may not grow at all, or may decline. Our business also depends on retaining existing customers. If we do not retain customers, including due to the acquisition of our customers by other companies, or our customers downgrade or fail to renew their agreements with us, or move to our competitors, or if our customers do not purchase additional products, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base may require additional sales efforts that are targeted at senior management of such customers, which efforts are often associated with complex customer requirements and additional time to evaluate and test our products, and can lead to long and unpredictable sales cycles. There can be no assurance that our efforts will result in increased sales to existing customers or additional revenues. Failure to grow our business or to grow more slowly than we have anticipated could result in negative perceptions in the market and declines in our stock price.
Our business and growth depend substantially on customers renewing their subscription agreements with us and any decline in our customer renewals could adversely affect our operating results.
Our initial subscription period for the majority of our customers is one to three years. In order for us to continue to increase our revenue, it is important that our existing customers renew their subscription agreements when the contract term expires. Although our agreements typically include automatic renewal language, our customers may cancel their agreements at the expiration of the term. In addition, our customers may renew for fewer users, renew for shorter contract lengths or renew for fewer products or solutions. Renewal rates may decline or fluctuate as a result of a variety of factors, including satisfaction or dissatisfaction with our software or professional services, our pricing or pricing model or changes in pricing models, the pricing or capabilities of products or services offered by our competitors, strategic shifts in our focus on particular markets and customers, the effects of economic conditions, or reductions in our customers’ budgets and spending levels. For example, macroeconomic trends and changing customer preferences of our customers have impacted and may continue to impact our renewal rate. Any prolonged downturn in the global economy in general, or in particular sectors, such as technology or financial services, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements. Even in the absence of unfavorable macroeconomic trends, changes in the size and mix of IT spend, such as favoring newer technologies like AI/ML at the expense of digital transformation, could negatively impact customers’ ability or willingness to renew their subscription agreements or could cause our customers to downgrade the terms of their subscription agreements.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We have been operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic recovery. The global economy has been, and may in the future be adversely affected by concerns of inflation and fluctuating interest rates, the imposition of tariffs and non-tariff trade barriers, as well as reciprocal actions, adverse business conditions and liquidity concerns, along with macroeconomic volatility and uncertainty. Such general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. If we are unable to maintain pipeline growth or if our win rates decline, our ability to grow our revenue and profitability could be adversely affected. A failure to continue our shift toward platform-priced solutions could also negatively impact our future financial performance. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent that there are unfavorable conditions in the national and global economy, our business could be negatively impacted. Current and potential customers may reduce their budgets for accounting, finance, and technology, or they may postpone or decide not to purchase or renew subscriptions to our products, which they might view as discretionary. This would limit our ability to grow and negatively affect our operating results. Additionally, corporate cost-cutting and tighter budgets could reduce the rate of spending on accounting, finance, and information technology. This could affect our customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or increase attrition rates, all of which would adversely affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results.
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
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, advancements in technology and the introduction of products by our competitors or others incorporating new technologies, such as AI/ML, the emergence of new industry standards, or changes in customer requirements, may alter the market for our products, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The success of enhancements, new products and solutions depends on several factors, including timely completion, introduction and market acceptance. We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems, we need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, AI/ML advancements, and other software, communication, browser and database technologies. Customers may increasingly expect greater control over their data, including specific requirements for data residency and cloud sovereignty, and limitations on data sharing, portability, and cross-border transfers. If we fail to meet these evolving expectations, which may be more restrictive than current legal obligations, customers may be unwilling to use our services. Adapting our platform to meet these demands could require significant investment, limit the functionality of our services, and impact our ability to operate and compete in certain markets. Our platform is also designed to integrate with existing ERP systems such as Microsoft Dynamics, Oracle, and SAP, and will require modifications and enhancements as these systems change over time. Any failure of our solutions to operate effectively with future platforms and technologies could reduce the demand for our solutions or result in customer dissatisfaction. Furthermore, uncertainties about the timing and nature of new solutions or technologies, or modifications to existing solutions or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our solutions or if we fail to bring them to market in a timely fashion, our solutions may become less marketable, less competitive or obsolete, our revenue growth may be significantly impaired and our business could be adversely affected.
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
Our increased focus on the development and use of generative artificial intelligence and machine learning technologies in our platform and our business, or any failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.

We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, such as AI agents, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to effectively implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. We must effectively demonstrate to customers and prospects that our solutions and features are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI, and other emerging technologies. If we are unable to continue to innovate and demonstrate a compelling value proposition that exceeds what customers believe they can create on their own with AI/ML tools, and/or what ERPs are able to integrate directly in their offerings, our ability to attract and retain customers could be diminished, which would adversely affect our business. In addition, if our current and potential competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.
Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. Moreover, the use of AI/ML capabilities or tools to improve internal functions and operations may also introduce other legal, financial, and strategic risks. We may overestimate the ability of such capabilities and tools to yield these benefits, and we may be required to make additional investments in technology and systems. We may also need to make changes to our business and operating model in light of changes in our industry, which could cause disruptions to our business. We have implemented policies, guidelines, and procedures specifically directed at the use of AI/ML tools in the workplace to address these risks, but the use of AI/ML tools by our workforce may nonetheless result in exposure of our proprietary information to unauthorized recipients, exposure to or misuse by unauthorized recipients of our or third-party data or intellectual property, or failure to comply with open source software requirements. Our efforts to mitigate these risks, including through training, monitoring, and enforcement of our policies, guidelines, and procedures governing the use of AI/ML tools may not be successful.
Furthermore, the legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (“AI Act”), which was approved by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, imposes obligations on providers and users of artificial intelligence technologies. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI/ML technologies. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, we recently announced that our founder, Therese Tucker, has transitioned from her role as Co-Chief Executive Officer and Owen Ryan is continuing as our sole Chief Executive Officer. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly-skilled personnel. Competition for personnel is intense, especially for engineers experienced in designing and developing software applications, and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and this difficulty may be heightened by labor shortages, higher employee turnover and slower hiring rates associated with hybrid work. In addition, we may need to increase our employee compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our profitability. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we may divert time and resources to deter any breach by our former employees or their new employers of their respective legal obligations. Given the competitive nature of our industry, we have both received and asserted such claims in the past. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, due to volatile market conditions, stock price fluctuations or otherwise, it may adversely affect our ability to recruit and retain highly-skilled employees. Further, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and growth prospects could be adversely affected.
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform, our sales will not grow as quickly as expected, or at all, and our business and operating results and financial condition would be adversely affected.
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features, such as AI agents. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions, including AI agents, that could reduce or eliminate the need for our solutions. If organizations do not increasingly allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow as quickly as anticipated, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. Our ability to accelerate or grow sales is dependent on customers continuing to invest in work transformation. Deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, the imposition of tariffs and non-tariff trade barriers, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for accounting and financial software and services is highly competitive and rapidly evolving. Our competitors vary in size and in the breadth and scope of the products and services they offer. We often compete with other vendors of financial automation software, and we also compete with large, well-established, enterprise application software vendors whose software contains components that compete with our platform. In the future, a competitor offering ERP software could include a free service similar to ours as part of its standard offerings, may offer a free standalone version of a service similar to ours, or may limit our ability to access the data housed within the ERP that is necessary for our customers to realize the full benefits of our platform. Further, other established software vendors not currently focused on accounting and finance software and services, including some of our partners, resellers, and other parties with which we have relationships, may expand their services to compete with us.
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
We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of these transactions and other strategic transactions.
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
Our platform is deployed in a wide variety of technology environments and into a broad range of complex workflows. Our platform has been integrated into large-scale, enterprise-wide technology environments, and specialized use cases, and our success depends on our ability to implement our platform successfully in these environments. We often assist our customers in implementing our platform, but many customers attempt to implement even complex deployments themselves or use a third-party service firm. If we or our customers are unable to implement our platform successfully or are unable to do so in a timely manner, customer perceptions of our platform and company may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our platform.
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
Risks Related to Our Financial Performance or Results
We may not be able to sustain or increase profitability in the future.
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We may incur net losses attributable to BlackLine, Inc. Our reported GAAP profitability can fluctuate, and while we have generated significant positive free cash flow in recent periods, this metric may not be indicative of our future GAAP profitability. We had an accumulated deficit of $24.8 million at December 31, 2025. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
Furthermore, our reported net income is impacted by factors beyond our operational spending, including fluctuations in interest income and our provision for income taxes.
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
We experience a higher volume of sales at the end of each quarter and year, which is often the result of buying decisions by our customers. Seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of our agreements. We may also increase expenses in a period in anticipation of future revenues. Changes in the number of customers in different periods will cause fluctuations in our financial metrics and, to a lesser extent, revenues. Those changes and fluctuations in our expenses will affect our results on a quarterly basis, and will make forecasting our operating results and financial metrics difficult.
Our financial results may fluctuate due to our long and increasingly variable sales cycle.
Our sales cycle generally varies in duration between four to nine months and, in some cases, even longer depending on the size of the potential customer, the size of the potential contract and the type of solution or product being purchased. The sales cycle for our global enterprise customers is generally longer than that of our mid-size customers. In addition, the length of the sales cycle tends to increase for larger contracts and for more complex, strategic products like our Intercompany solutions. As we continue to focus on increasing our average contract size and selling more strategic products, we expect our sales cycle to lengthen and become less predictable. This could cause variability in our operating results for any particular period.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2025, we had goodwill and intangible assets with a net book value of $515.2 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to limitations.
At December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) of $81.4 million and $82.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income. For example, California enacted legislation which suspends the use of NOLs for taxable years 2024, 2025, and 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Risks Related to Our Dependence on Third Parties
If our relationships with technology vendors and business process outsourcers are not successful, our business and growth will be harmed.
We depend on, and anticipate that we will continue to depend on, various strategic relationships in order to sustain and grow our business. We have established strong relationships with technology vendors, such as SAP and other providers to offer our solutions to users of their ERP solutions. We engage global professional services firms and business process outsourcers to expand market reach and customer advocacy, as well as supplement delivery and implementation of our applications. We believe these relationships enable us to effectively market our solutions by offering a complementary suite of services. In particular, our solution integrates with SAP’s ERP solutions. SAP is part of the reseller channel that we use in the ordinary course of business, and accounts for a material portion of our total revenue. SAP has the ability to resell our solutions as SAP SolEx, for which we receive a percentage of the revenues. If we are unsuccessful in maintaining our relationship with SAP, if our reseller arrangement with SAP is less successful than we anticipate, or if we are unsuccessful in supporting or expanding our relationships with other companies, our business would be adversely affected. Also, resellers, such as SAP, may impose unfavorable terms on us that they pass down from their own agreements with the end customer. Additionally, while we continue to build relationships with a variety of third-party partners and will continue to support all ERP solutions, to the extent that our partnership with SAP continues to expand, this partnership may be a deterrent to other potential partners.
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
We manage our software solutions and serve most of our customers using a multi-cloud infrastructure hosted across GCP, Azure, and AWS, with regions and availability zones in North America, Europe, Asia-Pacific, and the Middle East. We recently migrated all Financial Close & Consolidation clients from our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. With the transition to GCP, we have experienced, and may continue to experience, occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which has impacted, and may in the future impact, our customers’ ability to use our solutions. In addition, the transition to GCP creates a risk that data could be unintentionally lost or corrupted during the migration process, which, if it were to occur, could expose us to liability, harm our reputation, and result in customer loss. Our Customer Data Platform is built on Snowflake for Financial Close & Consolidation, Invoice-to-Cash, and Intercompany solutions, allowing customers to access their data, reports, and integrations. We may also need to divert resources away from other important business operations, which could harm our business and growth.
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
We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We plan to strengthen our relationships with our existing network of resellers to help grow our business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Risks Related to Our Legal and Regulatory Environment
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the U.S., and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and/or have personnel outside the U.S., including, without limitation, in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. We have also executed several acquisitions and strategic transactions as part of our ongoing international expansion strategy. We derived approximately 31%, 30%, and 28% of our revenues from sales outside the U.S. during the years ended December 31, 2025, 2024, and 2023, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the U.S. These risks include:
•localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements, including, without limitation, data residency and cloud sovereignty requirements;
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
Privacy and cybersecurity concerns, customer expectations, and evolving domestic or foreign laws and regulations, including increased regulation of cloud offerings and restrictions of cross-border data transfers, may limit or reduce the adoption of our services, result in significant costs and compliance challenges, and adversely affect our business.
Global legal and regulatory requirements related to collecting, storing, handling, transferring, and otherwise processing personal data are rapidly evolving in ways that require our business to adapt to support our compliance and our customers’ compliance. As the regulatory focus on privacy, data protection, cybersecurity, and cloud offerings generally intensifies worldwide, and jurisdictions increasingly consider and adopt laws and regulations relating to these matters, the potential risks related to processing personal data by our business may grow. In addition, possible adverse interpretations of existing laws and regulations by governments in countries where we or our customers operate, as well as the potential implementation of new legislation, could impose significant obligations in areas affecting our business or prevent us from offering certain services in jurisdictions where we operate. Any failure or perceived failure to comply with applicable laws or regulations relating to privacy, data protection, or cybersecurity may harm our reputation and inhibit competitiveness or otherwise adversely affect our business.
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
Moreover, on June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”), which impose additional obligations relating to personal data transfers out of the EEA. The new SCCs, and similar standard contractual clauses adopted in the UK, may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”) and the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), are available for companies to use to legitimize personal data transfers to the U.S. from the EEA, Switzerland, and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF, UK DPF Extension, and Swiss-U.S. DPF. However, the DPF has been subject to a legal challenge, and it, the UK DPF Extension, and the Swiss-U.S. DPF may be subject to legal challenges in the future. The European Commission's adequacy decision regarding the DPF also provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. More generally, uncertainty may continue about the legal requirements for transferring customer personal data to and from the EEA, UK, Switzerland, and other regions, a process integral to our business. Countries have passed, or are considering passing, laws imposing varying degrees of restrictive data residency or cloud sovereignty requirements, which have created or could create additional costs and complexity, and any new requirements may result in additional costs and complexity.

In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act. While the UK GDPR imposes obligations and penalties similar to the GDPR, the UK government enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. This has introduced additional compliance complexity. Further, if UK regulation of data protection diverges further from the EU, new obligations and data flow issues could emerge, creating costs and complexity. Actual or alleged failure to comply with the GDPR or the UK GDPR can result in private lawsuits, reputational damage, loss of customers, and regulatory enforcement actions, which can result in significant fines, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.
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
Globally, virtually every jurisdiction in which we operate has established its own frameworks governing privacy, data protection, cybersecurity, and cloud offerings generally with which we, and/or our customers, must comply. These laws and regulations often are more restrictive than those in the U.S. Regulatory developments in these countries may require us to modify our policies, procedures, and data processing measures in order to address requirements under these or other applicable privacy, data protection, or cybersecurity regimes, and we may face claims, litigation, investigations, or other proceedings regarding them, initiated by private parties and governmental authorities, and may incur related liabilities, expenses, costs, and operational losses. Our compliance efforts are further complicated by the fact that laws and regulations relating to privacy, data protection, cybersecurity, and cloud offerings generally around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. For example, the European Union’s Data Act (“EU Data Act”), which became applicable on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and government access to, non-personal data outside the European Economic Area. Depending on how the EU Data Act is implemented and interpreted, we may be required to adjust contract terms and technical measures for data portability in order to comply. These changes may result in additional compliance and operational costs, which may affect our business.
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
Compliance with applicable laws and regulations relating to privacy, data protection, cybersecurity, and cloud offerings generally may require changes in our services, practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or negative effects on our ability to attract and retain customers in certain industries and foreign countries, which could adversely affect our business. The costs of compliance with, and other obligations imposed by, these laws and regulations may require modification of our services, limit use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Privacy, data protection, and cybersecurity concerns, whether valid or not valid, may inhibit the market adoption, effectiveness, or use of our services, particularly in certain industries and foreign countries.
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
The success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Regulators in some industries have also adopted and may in the future adopt regulations or interpretive positions regarding the use of SaaS and cloud computing solutions. For example, some financial services regulators have imposed guidelines for the use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to utilizing such software. The EU Data Act includes certain data and cloud service interoperability and switching obligations to enable users to switch between providers without undue delay or cost. Changes in these laws or regulations and to their interpretation by courts, regulators, and market participants could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based solutions and services such as ours. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could decline.
Changes in laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. Furthermore, favorable laws may change, including for example, in the U.S. where net neutrality regulations were recently repealed. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. On July 4, 2025, H.R. 1, also known as the “One Big Beautiful Bill Act,” was enacted into law, making a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15% (“Pillar 2”), which has been adopted by or is being considered by EU member states and certain other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar 2 for fiscal years beginning on or after January 1, 2026. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.
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
At December 31, 2025, we had $230.2 million aggregate principal amount of our 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”) outstanding.
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
In the event the conditional conversion feature of any series of Notes is triggered, holders of the Notes of such series will be entitled under the applicable indenture governing the Notes to convert such Notes at any time during the specified periods at their option. At December 31, 2025, the conditional conversion feature of the 2029 Notes was not triggered. If the conditional conversion feature of any series of Notes is triggered and one or more holders of a series elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In addition, as a public company we have been targeted by activist stockholders from time to time. Responding to actions by activist stockholders could be costly and time-consuming and could disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, or changes to the composition of our Board, may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.

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
Natural disasters, climate change, political instability, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, and other events beyond our control. As we increasingly locate our business operations in countries outside of the U.S., our exposure to these risks may be heightened. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. A significant portion of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, floods, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity is a key component of BlackLine’s overall cross-functional approach to risk management. Our cybersecurity risk management practices are integrated into our overall risk management practices, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board through our annual enterprise risk assessment. Our cybersecurity policies and practices are designed with the cybersecurity framework of the National Institute of Standards and Technology and certain other applicable industry standards in mind, and BlackLine maintains an information security management system that is certified against certain international standards, such as ISO 27001 and ISO 27017.
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
•Education: Employees outside of our corporate information security organization also have a role in our cybersecurity defenses, which we believe improves our cybersecurity. We provide training when onboarding, and annually thereafter, for all personnel regarding cybersecurity threats, with additional role-based security training as applicable. We also provide periodic cybersecurity newsletters and updates to all employees, have a phishing awareness program that includes monthly simulations, and periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.
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

A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We periodically engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. Based on these findings, we adjust our cybersecurity processes and practices, as necessary. The results of such assessments and reviews are reported to the Board, the Audit Committee, and the Technology and Cybersecurity Committee.
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
Item 2.    Properties
Our principal executive offices are located in Woodland Hills, California where we occupy approximately 89,000 square feet of space under a lease that expires in January 2029. We have additional offices in North America, Europe, and the Asia-Pacific region. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2025, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock trades on the Nasdaq Global Select Market under the symbol “BL”.
Holders of Record
At February 19, 2026, there were 6 stockholders of record. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. Accordingly, we believe that the total number of beneficial holders is higher than the number of our stockholders of record.
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
The following graph compares (i) the cumulative total stockholder return on our common stock with (ii) the cumulative total return of the S&P 500 Index and (iii) the cumulative total return of the S&P Software & Services Select Industry Index, all over the period from December 31, 2020 through December 31, 2025, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2020 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2020 of $133.38 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
BlackLine, Inc
S&P 500
S&P Software & Services Select Industry Index

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”
Unregistered Sales of Equity Securities
In December 2025, we issued 315,640 shares of our common stock to the founders of WL as partial consideration for the acquisition of WL, of which 220,948 shares are subject to the satisfaction of customary service-based vesting conditions by the applicable recipients. The issuance of the shares was deemed to be exempt from the registration requirement of the Securities Act in reliance on Section 4(a)(2) of the Securities Act because the issuance of the securities did not involve a public offering.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended December 31, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
October 1 - 31, 2025	455	$52.22	455	$174,457
November 1 - 30, 2025	98	$55.26	98	$169,069
December 1 - 31, 2025	80	$57.95	80	$164,457
Total	633		633
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

(2) Average price paid per share excludes cash paid for commissions.
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
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2025 and fiscal 2024. For the comparison of fiscal 2024 and fiscal 2023, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2025.
Overview
We provide a unified, scalable, and flexible platform tailored to the evolving needs of the Office of the CFO and deliver a purpose-built suite of applications that address critical processes, including record-to-report and invoice-to-cash. Our software and services provide critical technology and industry-leading practices that deliver accurate, efficient, and intelligent financial operations. We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems.
At December 31, 2025, we had 4,394 customers, exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, delivered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Reporting & Analysis, Journal Entry, Journals Risk Analyser, Account Analysis, Consolidation, Compliance, Smart Close for SAP, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle.
In September 2025, we launched Verity, a comprehensive suite of AI capabilities that provides finance and accounting teams with a digital workforce of embedded and auditable AI. Verity is integrated throughout our solutions and supports a broad range of use cases across our customers’ financial operations, offering flexible capabilities that help deliver best practices across end-to-end record-to-report and invoice-to-cash processes.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the year ended December 31, 2025. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2025 and 2024 carried an initial non-cancellable term of three years. In 2025, we updated our pricing model to reflect the value of our solutions based on factors such as product mix, organization size, and volumetrics (e.g. number of transactions or entities). We typically invoice subscription fees annually in advance, which are initially recorded as deferred revenue and recognized ratably over the contract term. First-year subscription fees are generally payable within 30 days of contract execution, with subsequent fees due upon renewal.
Professional services consist primarily of implementation and consulting services. Our products are available for immediate use upon granting customer access. We typically assist customers with implementation and provide consulting services to help them optimize the use of our solutions. We invoice customers for our consulting services on a time-and-materials basis and recognize that revenue as services are performed. A limited number of our customers are provided professional services for a fixed fee, for which we invoice in advance. The fee is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered.
We sell our solutions primarily through our direct sales force, which leverages our relationships with technology vendors, professional services firms, and business process outsourcers. Our solutions integrate with SAP’s ERP systems, and SAP resells our product as SAP SolEx, for which we receive a percentage of the related revenues. We also maintain a strategic agreement with Google Cloud through which we jointly engage in selling and go-to-market activities to bring enhanced automation capabilities to customers.
Our ability to maximize the lifetime value of our customer relationships depends, in part, on the willingness of customers to purchase additional licenses and products from us. Our sales and customer success teams focus on maintaining high satisfaction and educating customers on the value of our full product portfolio to support account expansion.
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. Sales cycles for global enterprise customers are generally longer than those for mid-size customers, and cycle duration increases for larger or more strategic products, such as our Intercompany solutions. As we focus on increasing average contract size and expanding adoption of strategic products, we expect the sales cycle to lengthen and remain less predictable which may contribute to variability in period-to-period results.
We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. Because most contracts have annual terms, agreements entered into late in the year typically renew during the same period in subsequent years. While this seasonality is reflected in our billings and bookings, the impact on overall revenue is minimal due to our ratable revenue recognition model.
For the years ended December 31, 2025, 2024, and 2023, we had revenues totaling $700.4 million, $653.3 million, and $590.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $24.5 million, $161.2 million, and $52.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Global Macroeconomic Factors
Our operating results may vary due to the impact of industry or global economic changes on us or our customers. General macroeconomic conditions, such as a recession, inflation or rising interest rates, an economic downturn in the U.S. or internationally, adverse business conditions and liquidity concerns, have and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
WiseLayer Acquisition
On December 15, 2025, we acquired WL for total purchase consideration of $23.7 million, comprising $18.3 million in cash and $5.4 million in common stock issued at closing. The acquisition was driven by WL’s unique value proposition in developing a digital workforce of AI-powered agents to automate complex, judgment-based finance and accounting processes. Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees, totaled $1.2 million and were expensed as incurred during the year ended December 31, 2025.
We accounted for the transaction as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase consideration allocation is preliminary as of the filing date of this Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Costs
Fiscal 2025 Restructuring Programs
On March 4, 2025, we initiated a global restructuring program that was designed to reduce our workforce by approximately 130 total positions, or 7%. During September 2025 and December 2025, we approved additional workforce reductions of 25 and 75 positions, respectively, including the planned closure of selected facilities (the “Fiscal 2025 restructuring programs”). All of the actions are part of our global restructuring program to align resources with strategic priorities and enhance operational efficiency through talent optimization.
Fiscal 2023 Restructuring Program
On August 23, 2023, we announced a restructuring plan that was designed to support our growth, scale, and profitability objectives. As part of the restructuring, we reduced our global workforce by approximately 166 total positions, or 9.0%. Restructuring costs related to the August 2023 restructuring consisted of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business and performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Year Ended December 31,
	2025	2024	2023
Dollar-based net revenue retention rate	105%	102%	106%
Platform pricing ARR as a percentage of eligible ARR	11%	—	—
Number of customers	4,394	4,443	4,398
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At December 31, 2025, our dollar-based net revenue retention rate increased from the year ended December 31, 2024 due to the impact of favorable foreign exchange rates and account expansion with existing customers, particularly those adopting our platform pricing model. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional licenses and products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Platform pricing ARR as a percentage of eligible ARR. Platform pricing ARR as a percentage of eligible ARR is calculated as platform annual recurring revenue divided by our eligible annual recurring revenue. We define eligible ARR as total annual recurring revenue, excluding revenue from SAP SolEx and the public sector. Management believes that this metric is useful for tracking the progress of the new pricing strategy launched in 2025.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the years ended December 31, 2025, 2024, and 2023, no single customer accounted for more than 10% of our total revenues.
Users. Effective during the quarter ended December 31, 2025, we ceased using “users” as a key metric following the introduction of an updated pricing model that is based on other factors, including product mix, customer size, and volumetrics, such as transactions or entities.

Key Components of our Results of Operations
Revenues
Subscription and support. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2025 and 2024 had an initial non-cancellable term of three years. Fees are based on a number of factors, including the solutions subscribed to by the customer. The first year of subscription fees are typically payable within 30 days after execution of a contract, and thereafter upon renewal. We initially record the subscription fees as deferred revenue and recognize revenue ratably over the term of the contract. At any time during the subscription period, customers may add products. Additional fees are payable for the remainder of the initial or renewed contract term. Customers may only reduce their subscription to products upon renewal of their arrangement. Revenues from subscriptions to our cloud-based software platform composed approximately 95% of our revenues for the year ended December 31, 2025.
Subscription and support revenues also include revenues associated with sales of on-premise software licenses and related support, but we no longer develop any new applications or functionality for our legacy on-premise software, and anticipate that this component of our revenues will continue to decline relative to total revenue.
Professional services. We offer our customers implementation and consulting services. With the exception of our intercompany accounting solutions acquired from the FourQ Acquisition, our product offerings are available for immediate use on our platform after granting access to a new customer. We typically help customers implement our solutions, and we also provide consulting and training services to help customers optimize the use of our products. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. We apply the practical expedient to recognize professional services revenue when we have the right to invoice based on time and materials incurred. A limited number of our customers are provided professional services for a fixed fee, which is initially recorded as deferred revenue and recognized on a proportional-performance basis as the services are rendered. Professional services revenues composed approximately 5% of our revenues for the year ended December 31, 2025.
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
Operating Expenses
Sales and marketing. Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, transaction-related costs, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets and impairment of cloud computing implementation costs. We defer sales and partner commissions and amortize them over an estimated period of benefit of five years. We expect a decrease in sales and marketing expenses as a percentage of revenue in 2026 as we continue to rationalize our sales initiatives and improve productivity.
Research and development. Research and development expenses are comprised primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, and transaction-related costs. Research and development expenses also include third-party contractors and supplies, computer software-related costs and allocated overhead. Other than software development costs that qualify for capitalization, as discussed above, research and development costs are expensed as incurred. We expect a modest increase in research and development as a percentage of revenue in 2026 as we further invest in strategic initiatives, including AI, to accelerate our growth.

General and administrative. General and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of trade name intangible assets, the change in the fair value of contingent consideration, if any, transaction-related costs, and impairment of cloud computing implementation costs. Excluding the impact of foreign exchange, we expect general and administrative costs to remain consistent in 2026.
Restructuring costs. Restructuring costs consist of one-time termination benefits. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income. Interest income primarily consists of earnings on our cash and cash equivalents and our marketable securities.
Interest expense. Interest expense consists primarily of interest expense associated with our 2026 and 2029 Notes.
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
We record a valuation allowance against our deferred tax assets to the extent that realization of the deferred tax assets, including consideration of our deferred tax liabilities, is not more likely than not. During the year ended December 31, 2025, we determined that the BlackLine K.K. valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors, including, but not limited to, our achievement of adjusted pre-tax income resulting in a three-year cumulative income position and our projections of future pre-tax income. We have also recorded a valuation allowance against certain other foreign deferred tax assets. Refer to “Results of Operations—Provision for (benefit from) income taxes” for additional information.
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

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$527,042	$491,371
GAAP gross margin	75.2%	75.2%
GAAP operating income	$25,552	$18,536
GAAP operating margin	3.6%	2.8%
GAAP net income attributable to BlackLine, Inc.	$24,518	$161,174
Diluted net income per share attributable to BlackLine, Inc.	$0.39	$1.45

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages)
Non-GAAP gross profit	$557,187	$518,239
Non-GAAP gross margin	79.5%	79.3%
Non-GAAP operating income	$156,279	$126,807
Non-GAAP operating margin	22.3%	19.4%
Non-GAAP net income attributable to BlackLine, Inc.	$157,035	$162,067
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$2.13	$2.18

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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$527,042	$491,371
Amortization of acquired developed technology	12,905	13,370
Stock-based compensation	17,232	13,347
Transaction-related costs	8	151
Total non-GAAP gross profit	$557,187	$518,239
Gross margin	75.2%	75.2%
Non-GAAP gross margin	79.5%	79.3%
Non-GAAP Operating Income:
Operating income	$25,552	$18,536
Amortization of intangible assets	14,168	19,886
Stock-based compensation	96,325	86,097
Transaction-related costs	4,780	568
Restructuring and legal settlement costs	15,454	1,720
Total non-GAAP operating income	$156,279	$126,807
GAAP operating margin	3.6%	2.8%
Non-GAAP operating margin	22.3%	19.4%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$24,518	$161,174
Benefit from income taxes	(782)	(50,948)
Amortization of intangible assets	14,168	19,886
Stock-based compensation	95,850	85,654
Amortization of debt issuance costs	3,394	4,486
Transaction-related costs	4,780	568
Restructuring and legal settlement costs	15,454	1,720
Adjustment to redeemable non-controlling interest	(347)	4,639
Gain on extinguishment of convertible senior notes	—	(65,112)
Total non-GAAP net income attributable to BlackLine, Inc.	$157,035	$162,067
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

	Year Ended December 31,
	2025	2024

	(in thousands)
Revenues
Subscription and support	$662,928	$619,287
Professional services	37,499	34,049
Total revenues	700,427	653,336
Cost of revenues
Subscription and support	144,038	135,308
Professional services	29,347	26,657
Total cost of revenues	173,385	161,965
Gross profit	527,042	491,371
Operating expenses
Sales and marketing	258,930	248,347
Research and development	109,202	100,973
General and administrative	118,732	121,795
Restructuring costs	14,626	1,720
Total operating expenses	501,490	472,835
Income from operations	25,552	18,536
Other income (expense)
Interest income	32,825	49,808
Interest expense	(10,149)	(8,758)
Gain on extinguishment of convertible senior notes	—	65,112
Other income, net	22,676	106,162
Income before income taxes	48,228	124,698
Provision for (benefit from) income taxes	20,971	(43,067)
Net income	27,257	167,765
Net income attributable to redeemable non-controlling interest	3,086	1,952
Adjustment attributable to redeemable non-controlling interest	(347)	4,639
Net income attributable to BlackLine, Inc.	$24,518	$161,174
Revenues

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$662,928	$619,287	$43,641	7%
Professional services	37,499	34,049	3,450	10%
Total revenues	$700,427	$653,336	$47,091	7%

	Year Ended December 31,
	2025	2024
Dollar-based net revenue retention rate	105%	102%
Platform pricing ARR as a percentage of eligible ARR	11%	—
Number of customers	4,394	4,443
The increase in revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at December 31, 2025 remained relatively flat as compared to December 31, 2024.

Cost of revenues

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription and support	$144,038	$135,308	$8,730	6%
Professional services	29,347	26,657	2,690	10%
Total cost of revenues	$173,385	$161,965	$11,420	7%
Gross margin	75.2%	75.2%
The increase in total cost of revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the following:
•$6.6 million increase in computer software expenses due to upgrades to support business growth and penetration in the public sector and overseas markets;
•$3.8 million increase in amortization of developed technology due to net additions to software placed into service;
•$1.5 million increase in professional fees; and
•$1.5 million increase in employee compensation and benefits; partially offset by
•$2.2 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods and an overall operational shift from traditional data centers to a cloud environment.
Sales and marketing

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$258,930	$248,347	$10,583	4%
Percentage of total revenues	37.0%	38.0%
The increase in sales and marketing expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the following:
•$13.7 million increase in employee compensation and benefits;
•$1.1 million increase in computer software expenses to support internal automation and scalability initiatives; and
•$1.0 million increase in digital marketing expenses, partially offset by streamlined marketing efforts; partially offset by
•$5.3 million decrease in depreciation and amortization due to certain assets becoming fully amortized in prior periods.
Research and development

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development, gross	$134,977	$126,643	$8,334	7%
Capitalized internally-developed software costs	(25,775)	(25,670)	(105)	—%
Research and development, net	$109,202	$100,973	$8,229	8%
Percentage of total revenues	15.6%	15.5%
The increase in research and development expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the following:
•$8.0 million increase in employee compensation and benefits, partially offset by a decrease in average compensation per employee due to an increase in offshore headcount; and

•$1.2 million increase in computer software expenses due to higher spend on cloud hosting services, as well as upgrades to support business growth; partially offset by
•$1.9 million decrease in professional fees.
We remain committed to innovation and investing in AI to enhance our platform and business.
General and administrative

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$118,732	$121,795	$(3,063)	(3%)
Percentage of total revenues	17.0%	18.6%
The decrease in general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the following:
•$8.2 million decrease primarily due to a favorable change in foreign currency, net of the impact of foreign currency forward contracts; and
•$0.5 million decrease in employee compensation and benefits; partially offset by
•$5.1 million increase in advisory and legal-related expenses; and
•$0.7 million increase in computer software expenses due to higher spend to enhance automation and support scalability of our operations.
Restructuring costs

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Restructuring costs	$14,626	$1,720	$12,906	N/M
Restructuring costs of $14.6 million were incurred during the year ended December 31, 2025, primarily related to one-time termination benefits under the Fiscal 2025 restructuring programs, while restructuring costs of $1.7 million were incurred during the year ended December 31, 2024 related to one-time termination benefits under the Fiscal 2023 restructuring program. Refer to “Note 12 - Restructuring Costs” for additional information.
Interest income

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$32,825	$49,808	$(16,983)	(34%)
The decrease in interest income during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to decreased average balances on our investments, as well as a decrease in average interest rates on our investments and cash balances.
Interest expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest expense	$10,149	$8,758	$1,391	16%
The increase in interest expense during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to the cash interest expense and amortization of debt issuance costs related to our 2029 Notes issued in May 2024, partially offset by a decrease in interest expense from the partial repurchase of our 2026 Notes and the repayment of our 2024 Notes in August 2024. Refer to “Note 11 - Convertible Senior

Notes” for additional information. We do not expect interest expense to fluctuate significantly over the next 12 months as the interest rates on our Notes are fixed.
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
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$20,971	$(43,067)	$64,038	(149%)
For the year ended December 31, 2025, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, changes in the mix of profitable foreign jurisdictions, and changes in our valuation allowance for income taxes. For the years ended December 31, 2025 and 2024, we recorded $21.0 million in income tax expense and $43.1 million in income tax benefit, respectively. The increase in income taxes for the year ended December 31, 2025, compared to the year ended December 31, 2024, resulted primarily from the 2024 release of the $89.1 million U.S. valuation allowance, as compared with the 2025 release of $2.3 million of the BlackLine K.K. valuation allowance, increases in non-deductible officer compensation and stock-based compensation shortfalls, and changes in the mix of profitable foreign jurisdictions.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBB provisions did not have a material impact on our effective tax rate; however, several timing provisions results in significant 2025 cash savings.
Liquidity and Capital Resources
At December 31, 2025, our principal sources of liquidity were an aggregate of $778.2 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
We had $905.2 million aggregate principal amount of Notes outstanding at December 31, 2025, of which $230.2 million is due in March 2026. We plan to, and believe we are able to, make all expected principal and interest payments in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At December 31, 2025, all of the 2029 Capped Calls remained outstanding.
In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2026 Notes up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $233.31 per share, subject to certain adjustments. At December 31, 2025, all of the 2026 Capped Calls remained outstanding.
Lease Liabilities
At December 31, 2025, we have obligations totaling $24.3 million related to existing property and equipment leases.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At December 31, 2025, we have $176 million of contractual obligations, with approximately $60 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.
Unrecognized Tax Liabilities
At December 31, 2025, while we have liabilities for unrecognized tax benefits of $22.0 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
OBBB
The OBBB provisions did not have a material impact on our effective tax rate, but several timing provisions resulted in significant 2025 cash tax savings. Refer to “Note 14 – “Income Taxes” for additional information.
Letters of Credit
Commitments under letters of credit at December 31, 2025 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$354	$—	$354	$—	$—
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
We repurchased and retired approximately 4.5 million shares of common stock for $235.5 million during the year ended December 31, 2025. At December 31, 2025, $164.5 million of buyback capacity remained under this program.

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
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. At December 31, 2025, we have not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably estimable.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$169,567	$190,836
Net cash provided by (used in) investing activities	$(425,289)	$924,440
Net cash used in financing activities	$(240,113)	$(500,145)
Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily driven by net income, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, adjusted for significant non-cash activity. Non-cash activity primarily includes depreciation and amortization, stock-based compensation, non-cash lease expense, amortization of debt issuance costs, accretion of premiums on marketable securities, and deferred taxes.
For the year ended December 31, 2025, cash provided by operating activities was $169.6 million, resulting from net non-cash expenses of $152.5 million and net income of $27.3 million, partially offset by net cash outflow from changes in our operating assets and liabilities of $10.2 million. The $10.2 million net cash outflow from changes in our operating assets and liabilities reflected primarily the following:
•$38.2 million increase in accounts receivable primarily due to billings outpacing cash collections from customers;
•$5.9 million decrease in operating lease liabilities; and
•$3.7 million increase in other assets primarily due to net increase in prepaid commissions and capitalization related to strategic IT projects and software upgrades.

These changes in our operating assets and liabilities were partially offset by the following:
•$29.2 million increase in deferred revenue primarily due to the higher bookings in 2025 coupled with timing of billings for subscription and support;
•$5.3 million increase in accounts payable due to timing of payments; and
•$3.2 million increase in accrued expenses and other current liabilities. This was primarily driven by costs for employee termination benefits and other exit activities related to our Fiscal 2025 restructuring programs and increased accrued commissions, partially offset by decreased bonus accruals.
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
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of marketable securities, capitalized software development costs, business acquisitions, and capital expenditures for property and equipment.
For the year ended December 31, 2025, cash used in investing activities was $425.3 million, primarily as a result of the following:
•$374.4 million of purchases of marketable securities, net of proceeds from maturities and sales;
•$26.6 million for capitalized software development costs;
•$16.2 million paid for the WL Acquisition, net of cash acquired; and
•$8.1 million in purchases of property and equipment.
For the year ended December 31, 2024, cash provided by investing activities was $924.4 million, primarily as a result of the following:
•$951.3 million of proceeds from maturities and sales, net of purchases of marketable securities; partially offset by
•$24.7 million for capitalized software development costs; and
•$2.1 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the year ended December 31, 2025, cash used in financing activities was $240.1 million, primarily as a result of the following:
•$235.5 million for repurchases of common stock; and
•$16.9 million for acquisitions of common stock for tax withholding obligations; partially offset by

•$7.2 million of proceeds from the employee stock purchase plan; and
•$5.2 million of proceeds from exercises of stock options.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. Backlog represents remaining revenue to be recognized under a non-cancelable contract with customers. At December 31, 2025 and 2024, we had backlog of approximately $1.1 billion and $879.4 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Deferred Customer Acquisition Costs
We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that certain sales incentive programs to our employees (“deferred customer contract acquisition costs”) and our partners (“partner referral fees”) meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit that we have determined to be five years, based upon both the product turnover rate and estimated customer life, which involves some level of judgment in terms of the inherent assumptions used. Partner referral fees are deferred and then amortized on a straight-line basis over a period ranging from one year to five years. Deferred customer acquisition costs and partner referral fees are included within other assets in the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
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
Contingent consideration, if any, payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expenses in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of contingent consideration was the amount and timing of new and incremental combined bookings from FourQ and BlackLine, and revenues from a specified FourQ customer over a three-year period subsequent to the acquisition.
Significant changes in these estimates and the periods in which they are generated would significantly impact the fair value of the contingent consideration liability. At January 26, 2025, the financial performance milestones were not met, and we were no longer obligated to pay the contingent consideration of $73.2 million.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy is focused on financial instruments that are highly liquid and readily convertible into cash for use in our operations. We use foreign currency forward contracts to mitigate exposure to foreign currency exchange rate fluctuations associated with certain foreign currency-denominated monetary assets.
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
We had cash and cash equivalents and marketable securities of $778.2 million at December 31, 2025. Our cash equivalents and marketable securities consist of highly liquid money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we are exposed to foreign currency exchange rate risk arising from our international operations denominated in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar. We expect to continue to expand our international operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $6.4 million or increased by approximately $6.4 million, respectively, our cash balances at December 31, 2025.
During the year ended December 31, 2025, we initiated a program to hedge exposures to cash fluctuations in the British Pound and the Euro using foreign currency forward contracts. The forward contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We do not enter into derivative financial contracts for speculative or trading purposes.
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
Inflation Risk
Inflationary pressures may affect our customers’ purchasing power and budget allocations, particularly for discretionary technology spending. If our customers experience increased costs in other areas of their operations, they may delay or reduce their investment in software solutions, which could impact our sales cycle and overall demand. Furthermore, if our own costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, and this could also adversely affect our financial condition or results of operations. While we have not experienced a material inflationary impact on customer engagement or our own operations, we continue to monitor macroeconomic conditions closely.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackLine, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BlackLine, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Subscription and Support Revenue

As described in Note 2 to the consolidated financial statements, customers pay subscription and support fees for access to the Company’s software as a service (SaaS) platform. Subscription contracts typically have initial terms of one year to three years with renewal options. Historically, fees were based on a number of factors, such as the solutions subscribed for and the number of users with access to the solutions. In 2025, the Company launched a new pricing model that incorporates additional factors, such as product mix, organization size, and volumetrics (e.g., number of transactions or entities). Subscription services, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. The Company’s subscription and support revenue for the year ended December 31, 2025 was $662.9 million, of which a majority pertains to certain of the Company’s subscription and support revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain subscription and support revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the recognition of certain of the Company’s subscription and support revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the initiation, billing and recording of certain new and recurring subscriptions and the related subscription and support revenue. These procedures also included, among others (i) for certain subscription and support revenue, (a) testing the revenue recognized for a sample of new and modified contracts by obtaining and inspecting source documents, such as executed contracts, invoices, and cash receipts, and recalculating revenue recognized for the year ended December 31, 2025 and the deferred revenue balance as of December 31, 2025 and (b) testing the revenue recognized for the year ended December 31, 2025 from prior year unmodified contracts by recalculating the revenue recognized; (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, subsequent cash receipts, and other source documents to support collectability of outstanding customer invoice balances; and (iii) testing the issuance of a sample of credit memos by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2026

We have served as the Company’s auditor since 2014.

BLACKLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par values)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$390,034	$885,915
Marketable securities (amortized cost of $387,936 and $0 at December 31, 2025 and 2024, respectively)	388,178	—
Accounts receivable, net of allowances of $2,970 and $2,964 at December 31, 2025 and 2024, respectively	218,100	178,141
Prepaid expenses and other current assets	28,897	28,348
Total current assets	1,025,209	1,092,404
Capitalized software development costs, net	49,494	45,448
Property and equipment, net	13,255	11,840
Intangible assets, net	49,352	59,520
Goodwill	465,804	448,965
Operating lease right-of-use assets	22,756	22,772
Deferred tax assets, net	39,341	53,208
Other assets	94,308	90,879
Total assets	$1,759,519	$1,825,036
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,523	$8,463
Accrued expenses and other current liabilities	76,790	71,574
Deferred revenue, current	368,593	338,615
Finance lease liabilities, current	12	66
Operating lease liabilities, current	4,436	3,525
Convertible senior notes, net, current	230,023	—
Total current liabilities	695,377	422,243

Finance lease liabilities, noncurrent	40	53
Operating lease liabilities, noncurrent	19,850	20,283
Convertible senior notes, net, noncurrent	666,046	892,675
Deferred tax liabilities, net	5,244	4,532
Deferred revenue, noncurrent	922	1,390
Other long-term liabilities	593	708
Total liabilities	1,388,072	1,341,884
Commitments and contingencies (Note 16)
Redeemable non-controlling interest (Note 4)	39,121	36,483
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 59,880,563 and 62,813,352 issued and outstanding at December 31, 2025 and 2024, respectively	599	628
Additional paid-in capital	356,841	495,391
Accumulated other comprehensive loss	(296)	(361)
Accumulated deficit	(24,818)	(48,989)
Total stockholders' equity	332,326	446,669
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,759,519	$1,825,036
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Subscription and support	$662,928	$619,287	$555,516
Professional services	37,499	34,049	34,480
Total revenues	700,427	653,336	589,996
Cost of revenues
Subscription and support	144,038	135,308	121,308
Professional services	29,347	26,657	25,485
Total cost of revenues	173,385	161,965	146,793
Gross profit	527,042	491,371	443,203
Operating expenses
Sales and marketing	258,930	248,347	243,154
Research and development	109,202	100,973	103,207
General and administrative	118,732	121,795	71,530
Restructuring costs	14,626	1,720	10,964
Total operating expenses	501,490	472,835	428,855
Income from operations	25,552	18,536	14,348
Other income (expense)
Interest income	32,825	49,808	52,059
Interest expense	(10,149)	(8,758)	(5,898)
Gain on extinguishment of convertible senior notes	—	65,112	—
Other income, net	22,676	106,162	46,161
Income before income taxes	48,228	124,698	60,509
Provision for (benefit from) income taxes	20,971	(43,067)	1,450
Net income	27,257	167,765	59,059
Net income attributable to redeemable non-controlling interest (Note 4)	3,086	1,952	892
Adjustment attributable to redeemable non-controlling interest (Note 4)	(347)	4,639	5,334
Net income attributable to BlackLine, Inc.	$24,518	$161,174	$52,833
Basic net income per share attributable to BlackLine, Inc.	$0.40	$2.59	$0.87
Shares used to calculate basic net income per share	61,430	62,129	60,849
Diluted net income per share attributable to BlackLine, Inc.	$0.39	$1.45	$0.81
Shares used to calculate diluted net income per share	65,921	73,503	72,045
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$27,257	$167,765	$59,059
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of (provision for) benefit from taxes of $(56), $123, and $(123), for the years ended December 31, 2025, 2024, and 2023, respectively	175	(393)	1,755
Foreign currency translation	(211)	(355)	(136)
Other comprehensive income (loss)	(36)	(748)	1,619
Comprehensive income	27,221	167,017	60,678
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	3,086	1,952	892
Foreign currency translation attributable to redeemable non-controlling interest	(101)	(182)	(58)
Comprehensive income attributable to redeemable non-controlling interest	2,985	1,770	834
Comprehensive income attributable to BlackLine, Inc.	$24,236	$165,247	$59,844
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	60,017	$600	$385,709	$(1,472)	$(272,969)	$111,868
Stock option exercises	583	7	19,749	—	—	19,756
Vesting of restricted stock units	738	6	—	—	—	6
Issuance of common stock through employee stock purchase plan	177	2	8,008	—	—	8,010
Acquisition of common stock for tax withholding obligations	—	—	(15,029)	—	—	(15,029)
Stock-based compensation	—	—	81,760	—	—	81,760
Other comprehensive income	—	—	—	1,677	—	1,677
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,334)	—	58,167	52,833
Balance at December 31, 2023	61,515	615	474,863	205	(214,802)	260,881
Stock option exercises	386	3	7,580	—	—	7,583
Vesting of restricted stock units	756	8	—	—	—	8
Issuance of common stock through employee stock purchase plan	156	2	7,004	—	—	7,006
Acquisition of common stock for tax withholding obligations	—	—	(17,465)	—	—	(17,465)
Stock-based compensation	—	—	87,786	—	—	87,786
Other comprehensive loss	—	—	—	(566)	—	(566)
Purchase of capped calls	—	—	(59,738)	—	—	(59,738)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(4,639)	—	165,813	161,174
Balance at December 31, 2024	62,813	628	495,391	(361)	(48,989)	446,669
Stock option exercises	148	2	5,204	—	—	5,206
Vesting of restricted stock units	942	9	—	—	—	9
Repurchases of common stock, including excise taxes	(4,495)	(45)	(237,077)	—	—	(237,122)
Issuance of common stock through employee stock purchase plan	157	2	7,171	—	—	7,173
Issuance of common stock for acquisition	316	3	5,407	—	—	5,410
Acquisition of common stock for tax withholding obligations	—	—	(16,892)	—	—	(16,892)
Stock-based compensation	—	—	97,290	—	—	97,290
Other comprehensive income	—	—	—	65	—	65
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	347	—	24,171	24,518
Balance at December 31, 2025	59,881	$599	$356,841	$(296)	$(24,818)	$332,326
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$24,518	$161,174	$52,833
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	2,739	6,591	6,226
Net income	27,257	167,765	59,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,535	50,345	50,099
Change in fair value of contingent consideration	—	—	(33,549)
Amortization of debt issuance costs	3,394	4,486	5,535
Stock-based compensation	92,590	83,251	77,970
Gain on extinguishment of convertible senior notes	—	(65,112)	—
Noncash lease expense	5,923	6,221	6,453
Accretion of purchase discounts on marketable securities, net	(11,690)	(18,441)	(33,884)
Net foreign currency losses	605	279	853
Deferred income taxes	15,047	(54,802)	(1,525)
Provision for (benefit from) credit losses	107	84	(18)
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(38,159)	(7,552)	(20,855)
Prepaid expenses and other current assets	(251)	2,742	(6,599)
Other assets	(3,663)	2,505	(595)
Accounts payable	5,346	(1,123)	(5,104)
Accrued expenses and other current liabilities	3,209	7,087	(924)
Deferred revenue	29,236	18,968	41,271
Contingent consideration paid in excess of original estimates	—	—	(2,393)
Operating lease liabilities	(5,872)	(5,963)	(7,171)
Lease incentive receipts	30	—	240
Other long-term liabilities	(77)	96	(2,250)
Net cash provided by operating activities	169,567	190,836	126,613
Cash flows from investing activities
Purchases of marketable securities	(747,644)	(396,104)	(1,343,331)
Proceeds from maturities of marketable securities	373,000	1,023,286	1,319,821
Proceeds from sales of marketable securities	200	324,098	—
Capitalized software development costs	(26,597)	(24,714)	(21,644)
Purchases of property and equipment	(8,074)	(2,126)	(5,953)
Acquisition, net of cash acquired	(16,174)	—	(11,376)
Net cash provided by (used in) investing activities	(425,289)	924,440	(62,483)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	661,979	—
Partial repurchase of convertible senior notes	—	(848,519)	—
Repayment of convertible senior notes	—	(250,000)	—
Purchase of capped calls related to convertible senior notes	—	(59,738)	—
Principal payments under finance lease obligations	(66)	(999)	(990)
Repurchases of common stock	(235,543)	—	—
Proceeds from exercises of stock options	5,215	7,591	19,762
Proceeds from employee stock purchase plan	7,173	7,006	8,010
Acquisition of common stock for tax withholding obligations	(16,892)	(17,465)	(15,029)
Payment of contingent consideration for the 2013 Acquisition	—	—	(5,607)
Net cash provided by (used in) financing activities	(240,113)	(500,145)	6,146
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(92)	(347)	(120)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(495,927)	614,784	70,156
Cash, cash equivalents, and restricted cash, beginning of period	886,147	271,363	201,207
Cash, cash equivalents, and restricted cash, end of period	$390,220	$886,147	$271,363
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$390,034	$885,915	$271,117
Restricted cash included within prepaid expenses and other current assets at end of period	186	—	—
Restricted cash included within other assets at end of period	—	232	246
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$390,220	$886,147	$271,363
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$6,750	$3,819	$313
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$4,700	$4,534	$3,481
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$2,004	$2,813	$1,510
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$1,666	$2,400	$60
Accrued liabilities for business acquisition purchase consideration holdback	$1,727	$—	$—
Issuance of common stock for acquisition	$5,410	$—	$—
Leased assets obtained in exchange for new financing lease liabilities	$—	$385	$—
Leased assets obtained in exchange for new operating lease liabilities	$5,834	$10,092	$10,438
Leasehold improvements paid directly by landlord	$—	$—	$271
Excise tax on repurchases of common stock	$1,579	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BLACKLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) offer a future-ready platform that drives digital finance transformation by empowering organizations with accurate, efficient, and intelligent financial operations. Built on the Studio360 platform, BlackLine unifies data, streamlines processes, and delivers real-time insights through automation and intelligence powered by Verity - a comprehensive suite of embedded, auditable AI capabilities that provides finance and accounting teams with a new digital workforce.
The Company is a holding company and conducts its operations through its wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”).
On December 15, 2025, the Company acquired WiseLayer (“WL” and such acquisition, the “WL Acquisition”). WL has developed a digital workforce of AI-powered agents to automate complex, judgment-based finance and accounting processes. The Company acquired WL because of its unique value proposition in developing an agentic AI platform that is focused on accounting and which accelerates the Company’s own AI roadmap. This acquisition was not a significant acquisition under Regulation S-X, and the purchase accounting allocation is preliminary.
The Company is headquartered in Woodland Hills, California, with additional offices in North America, Europe, and the Asia-Pacific region.
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
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of the 0.00% Convertible Senior Notes due in 2026 (the “2026 Notes”) and 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” or “convertible senior notes”), redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at December 31, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for the year ended December 31, 2025, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Segments
Management has determined that the Company has one operating segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and reviews the financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and measure the Company’s performance.

Concentration of credit risk and significant customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents, investments in marketable securities, accounts receivable, and foreign currency forward contracts.
The Company maintains the majority of its cash balances with one major commercial bank in interest-bearing accounts, which exceeds the Federal Deposit Insurance Corporation, or FDIC, federally insured limits. The Company invests its excess cash in money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds, with two major investment banks. To date, the Company has not experienced any impairment losses on its investments.
For the years ended December 31, 2025, 2024, and 2023, no single customer comprised 10% or more of the Company’s total revenues. No single customer had an accounts receivable balance of 10% or greater of total accounts receivable at December 31, 2025 or 2024.
The Company enters into foreign currency forward contracts, in which a credit risk exists to the extent that the counterparty may be unable to meet the terms of the arrangement. The Company mitigates this credit risk by transacting with a major financial institution with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. The Company is not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments.
Cash and cash equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. Cash equivalents are comprised of investments in money market mutual funds. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash
Included in prepaid expenses and other current assets in the consolidated balance sheets was $0.2 million of restricted cash at December 31, 2025. The cash is required to be restricted for use and collateralizes the Company’s corporate card program.
Included in other assets in the consolidated balance sheets was $0.2 million of restricted cash at December 31, 2024. The cash was required to be restricted for use by the Company’s office leaseholder to collateralize a standby letter of credit.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The Company has not recorded any credit losses for the years ended December 31, 2025, 2024, and 2023. The Company has not recorded any impairment charges for unrealized losses in the periods presented.
Accounts receivable and credit losses
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses and cancellations and credits based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses, while the estimated credit loss allowance for cancellations and credits is recorded as a reduction in revenue in the consolidated statements of operations.
Leases
The Company has leases for office space, equipment, and data centers. The Company determines whether an arrangement is a lease, or contains a lease, at inception if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases are included in property and equipment, operating lease right-of-use (“ROU”) assets, finance lease liabilities, and operating lease liabilities in the consolidated balance sheets.
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
The Company’s lease terms are only for periods in which it has enforceable rights. The Company generally uses the base, non-cancellable lease term when assessing leasing agreements. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
The Company evaluates its data center contracts to identify leases. A contract contains a lease if it grants us control over a specified asset and allows us to direct its use and obtain substantially all of its economic benefits over the term of the lease.
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
During the years ended December 31, 2025, 2024, and 2023, the Company amortized $26.4 million, $22.6 million, and $19.1 million, respectively, of internal-use software development costs to subscription and support cost of revenues. At December 31, 2025 and 2024, the accumulated amortization of capitalized internal-use software development costs was $109.6 million and $83.2 million, respectively.
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
Impairment of long-lived assets
Management evaluates the recoverability of the Company’s property and equipment, finite-lived intangible assets and capitalized internal-software costs when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows for the asset group are less than its net book value, an impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2025, 2024, and 2023, the Company did not record any impairment charges.
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
The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of the identifiable assets acquired, liabilities assumed, and contingent consideration liability, if any, requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in assessing fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
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
The Company has one reporting unit, and it tests its goodwill for impairment annually, during the fourth quarter of the calendar year. At December 31, 2025 and 2024, the Company used the quantitative approach to perform its annual goodwill impairment test. The fair value of the Company's reporting unit significantly exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.
Redeemable non-controlling interest
The Company's Japanese subsidiary (“BlackLine K.K.”) is not wholly owned. The agreements with the minority investors of BlackLine K.K. contain redemption features whereby the interest held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on January 1, 2029. If the interest of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenue of BlackLine K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented in the consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Convertible senior notes
The Company accounts for the Notes as liabilities at face value, less unamortized debt issuance costs. The debt issuance costs are being amortized to expense over the respective term of the Notes. To the extent that the Company receives conversion requests prior to the maturity of the Notes, upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes, which requires significant judgment.
Restructuring costs
The Company records a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely, and employees who are impacted have been notified of the pending involuntary termination.
Fair value of financial instruments
ASC 820, Fair Value Measurement requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
At December 31, 2025 and 2024, the carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of such instruments.
Contingent consideration, if any, related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions management believes would be made by a market participant. Management assesses these estimates on an ongoing basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expenses in the consolidated statements of operations.
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
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets.
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
Revenue excludes amounts collected on behalf of third parties, such as sales and value-added taxes.
Subscription and support revenue – Customers pay subscription and support fees for access to the Company’s SaaS platform. Subscription contracts typically have initial terms of one year to three years with renewal options. Historically, fees were based on a number of factors, such as the solutions subscribed for and the number of users with access to the solutions. In 2025, the Company launched a new pricing model that incorporates additional factors, such as product mix, organization size, and volumetrics (e.g., number of transactions or entities). Subscription services, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
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
Professional services revenue – Professional services consist of implementation and consulting services to assist customers as they deploy the Company’s platform. These services are considered distinct performance obligations. Professional services do not result in significant customization of the subscription service. The

Company applies the practical expedient to recognize professional services revenue when it has the right to invoice based on time and materials incurred. The Company applies the optional exemption and has excluded the variable consideration from the disclosure of remaining performance obligations.
Contracts with Multiple Performance Obligations – The Company’s contracts with customers often contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together, as well as the determination of SSP for each distinct performance obligation, may require significant judgment. The Company typically has more than one SSP for its SaaS solutions and professional services. Additionally, management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Therefore, the Company determines the SSPs of subscriptions to the SaaS solutions and professional services based on numerous factors including the Company’s overall pricing objectives, geography, customer size, and discounting practices. The Company uses historical maintenance renewal fees to estimate SSP for maintenance and support fees bundled with software licenses. The Company uses the residual method to estimate SSP of software licenses, because license pricing is highly variable and not sold separately from maintenance and support.
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
Changes in deferred revenue for the years ended December 31, 2025, 2024, and 2023 were primarily due to additional billings in the periods, partially offset by revenue recognized of $335.5 million, $316.7 million, and $274.3 million, respectively, that was previously included in the deferred revenue balance at December 31, 2024, 2023, and 2022, respectively.
The transaction price is generally determined by the stated fixed fees in the contract, excluding any related sales taxes. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $1.1 billion at December 31, 2025, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.
Fees are generally due and payable within 30 days. None of the Company’s contracts include a significant financing component.
Assets recognized from the costs to obtain a contract with a customer – The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company has determined that certain sales incentive programs to the Company’s employees (“deferred customer contract acquisition costs”) and its partners (“partner referral fees”) meet the requirements to be capitalized. Deferred customer acquisition costs related to new revenue contracts and upsells are deferred and then amortized on a straight-line basis over the expected period of benefit, which the Company has determined to be five years, based upon both the product turnover rate and estimated customer life. The Company enters into partnership arrangements where partner referral fees are paid either on the initial contract or on both the initial contract and renewal of the contract. The Company assesses whether the renewal fee is commensurate with the initial fee. When the renewal fee is commensurate with the initial fee, the Company amortizes the deferred costs over the initial year of the contract. Otherwise, the initial fee is amortized over five years. Deferred customer acquisition costs and partner referral fees are included within other assets in the consolidated balance sheets. There were no impairment losses in relation to the costs capitalized for the periods presented.
Amortization expense related to the asset recognized from the costs to obtain a contract with a customer is included in sales and marketing expenses in the consolidated statements of operations and was $38.5 million, $37.0 million, and $34.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Sales and marketing
Sales and marketing expenses consist primarily of compensation and employee benefits, including stock-based compensation, of sales and marketing personnel and related sales support teams, sales and partner commissions, marketing events, advertising costs, computer software-related costs, travel, trade shows, other marketing materials, and allocated overhead. Sales and marketing expenses also include amortization of customer relationship intangible assets, transaction-related costs, and impairment of cloud computing implementation costs. Advertising costs are expensed as incurred and totaled $14.2 million, $11.6 million, and $11.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
General and administrative
General and administrative expenses consist primarily of personnel costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional fees, other corporate-related expenses and allocated overhead. General and administrative expenses also include amortization of covenant not-to-compete and trade name intangible assets, the change in value of the contingent consideration, if any, transaction-related costs, and impairment of cloud computing implementation costs.
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
Estimated dividend yield. The estimated dividend yield is zero, as the Company has not and does not intend to declare dividends in the foreseeable future.
Share Repurchase Program
On November 17, 2024, the Board of Directors (“the Board”) authorized the repurchase of up to $200 million of the Company’s common stock. On September 4, 2025, the Board approved an increase to the Company’s stock buyback program of an additional $200 million, for a total overall authorization to repurchase up to $400 million of common stock. The Board also approved the elimination of the expiration date of the program, which was previously set to expire on March 31, 2027.
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
For periods where the Company reports net income, the Company will calculate diluted net income per share attributable to BlackLine, Inc. by adjusting the denominator for potentially dilutive common shares, which are based on the weighted average number of shares of common stock underlying stock options and unvested stock awards using the treasury stock method, as well as for the potential impact of the Notes using the if-converted method or the treasury stock method, as applicable. Under the if-converted method, the numerator is adjusted by adding back interest expense, net of any tax impact.
For periods where the Company reports net losses, the Company will calculate diluted net loss per share attributable to BlackLine, Inc. by excluding from the denominator potentially dilutive common shares, which are based on the weighted average number of shares of common stock underlying stock options and unvested stock awards, as well as the potential impact of the Notes, as they are antidilutive. For these periods, basic net loss per share attributable to BlackLine, Inc. is equivalent to diluted net loss per share attributable to BlackLine, Inc.
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
Foreign currency transaction gains and losses consist of both realized and unrealized gains and losses. Foreign currency transaction gains totaled $4.6 million for the year ended December 31, 2025, foreign currency transaction losses totaled $3.6 million for the year ended December 31, 2024, and foreign currency transaction gains totaled $0.9 million for the year ended December 31, 2023.
The financial statements of BlackLine K.K. are translated to USD using balance sheet date exchange rates for assets and liabilities, historical rates of exchange for equity, and average exchange rates in the period for revenues and expenses.

Recently-adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, it is effective for annual periods beginning after December 15, 2024. The Company adopted the standard for the year ended December 31, 2025 on a prospective basis. Refer to “Note 14 - Income Taxes” for the new disclosures.
Recently-issued accounting pronouncements not yet adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to prescriptive and sequential software development stages. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. For public business entities, ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures. The Company does not intend to early adopt.
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
Note 3 – Segment Information
Management has concluded that the Company has one operating and reportable segment. The Company provides subscription and support services that consist of a cloud-based platform that drives digital finance transformation and also provides professional services that consist of implementation and consulting services. The technology used in the subscription and support services is based on a single software platform that is deployed to and implemented by customers. The Company manages the business activities on a consolidated basis, and operating segments have not been aggregated. The accounting policies for the operating segment are the same as those described in the summary of significant accounting policies.
The Company’s Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for (benefit from) income taxes, all of which are presented in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023. Other significant expenses included depreciation expense of $32.4 million, $30.5 million, and $29.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, as well as amortization expense of $14.2 million, $19.9 million, and $20.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s intra-entity sales are eliminated upon consolidation. The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$482,549	$457,955	$422,192
International	217,878	195,381	167,804
	$700,427	$653,336	$589,996
No countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and lease right-of-use assets by geographic region (in thousands):

	December 31,
	2025	2024
United States	$14,467	$18,399
International	21,544	16,213
	$36,011	$34,612
Note 4 – Redeemable Non-Controlling Interest
The Company operates in Japan through BlackLine K.K., in which it holds a 51% controlling interest. The noncontrolling interests are held by Japanese Cloud Computing and M30 LLC (the “Investors”). As the Company continues to control a majority stake in BlackLine K.K., the entity has been consolidated.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company, and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in capital.
Under the original terms of the agreement with Investors, all of the common stock was callable or puttable with an exercise date of January 1, 2026 (the “Exercise Date”). The Company and the Investors signed an agreement dated October 11, 2025, moving the Exercise Date to January 1, 2029.
Activity in the redeemable non-controlling interest was as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of period	$36,483	$30,063	$23,895
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	3,086	1,952	892
Foreign currency translation	(101)	(171)	(58)
Adjustment to redeemable non-controlling interest	(347)	4,639	5,334
Balance at end of period	$39,121	$36,483	$30,063

Note 5 – Business Combinations
Acquisition of WiseLayer
On December 15, 2025, the Company acquired WL through a series of mergers for total purchase consideration of $23.7 million, comprising $18.3 million in cash and 0.1 million shares of common stock, which were valued at $5.4 million based on the closing market price on the acquisition date. The acquisition was driven by WL’s unique value proposition in developing a digital workforce of AI-powered agents to automate complex, judgment-based finance and accounting processes.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase consideration allocation is preliminary as of the filing date of this Annual Report on Form 10-K for the year ended December 31, 2025.
The purchase consideration and major classes of assets and liabilities to which the Company allocated the purchase consideration of $23.7 million were as follows (in thousands):

Cash consideration	$18,254
Equity consideration	5,410
Total purchase consideration	$23,664

Cash and cash equivalents	$353
Available-for-sale securities	1,813
Accounts receivable	271
Prepaids and other current assets	11
Property and equipment	19
Intangible assets	4,000
Goodwill	16,839
Deferred tax assets, net	637
Other assets	12
Accounts payable	(115)
Accrued liabilities	(12)
Deferred revenue	(164)
Total purchase consideration	$23,664
Per the terms of the acquisition, the Company issued an additional 0.2 million shares of common stock, with a grant-date fair value of $12.6 million, to specified employees of the acquired entity. The awards are subject to continued employment and will be recognized as post-combination stock-based compensation expense over the requisite service period.
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.
The Company, with assistance from a third-party specialist, determined the fair value of acquired intangible assets using the cost approach. All estimates, key assumptions, and forecasts were either provided by, or reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company and not those of any third party. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820. The acquired intangible assets consist of developed technology, which will be amortized over three years.
Transaction-related costs, which include, but are not limited to, accounting, legal, and advisory fees, totaled approximately $1.2 million, and were expensed as incurred during the year ended December 31, 2025.
The revenue and earnings of the acquired business were included in the Company’s results since the acquisition date, and have not been presented separately using pro forma revenues and results of operations as its impact is not material to the Company’s consolidated financial statements for the periods presented.

Note 6 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology(1)	141,718	(93,304)	48,414
Customer relationships	26,779	(26,360)	419
Defensive patent	2,333	(1,814)	519
	$186,807	$(137,455)	$49,352
(1) Reflects additions to the gross carrying amount of $4.0 million related to the WL Acquisition during the quarter ended December 31, 2025. Refer to “Note 5 - Business Combinations” for additional information.

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
Amortization expense is included in the following functional statements of operations expense categories. Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$12,905	$13,370	$12,438
Sales and marketing	948	6,201	6,791
General and administrative	315	315	1,379
	$14,168	$19,886	$20,608
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2025 (in thousands):

2026	$15,067
2027	14,510
2028	13,686
2029	2,615
2030	1,981
Thereafter	1,493
$49,352
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2023	$448,965
Additions from acquisitions	—
Balance at December 31, 2024	448,965
Additions from acquisitions(1)	16,839
Balance at December 31, 2025	$465,804
(1) Relates to the WL Acquisition during the quarter ended December 31, 2025. Refer to “Note 5 - Business Combinations” for additional information.

Note 7 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the consolidated balance sheets, consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$205,472	$232	$—	$205,704
Commercial paper	152,792	—	—	152,792
Corporate bonds	29,672	10	—	29,682
	$387,936	$242	$—	$388,178
The Company had no marketable securities at December 31, 2024.
The Company’s marketable securities at December 31, 2025 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 8 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $11.7 million in interest income in the consolidated statement of operations for the year ended December 31, 2025. The Company recognized accretion on its marketable securities in interest income, and also recognized net gains and losses related to maturities of marketable securities that were reclassified from accumulated other comprehensive loss in interest income of $18.4 million and $33.9 million for the years ended December 31, 2024 and 2023, respectively.
Net gains and losses are determined using the specific identification method. During the year ended December 31, 2025, no related realized gains or losses were recognized in the consolidated statements of operations from the sales of marketable securities. During the years ended December 31, 2024 and 2023, there were nominal realized gains and losses related to sales of marketable securities recognized in the Company's accompanying consolidated statements of operations. There were no marketable securities in a continuous loss position for greater than or less than 12 months at December 31, 2025.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at December 31, 2025 or 2024.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the accompanying consolidated balance sheets and totaled $89.3 million and $86.1 million at December 31, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2025	2024
Accrued salaries and employee benefits	$39,301	$41,833
Accrued income and other taxes payable	13,764	11,297
Accrued restructuring costs	4,215	—
Other accrued expenses and current liabilities	19,510	18,444
	$76,790	$71,574
Derivative Instruments
At December 31, 2025, the total gross notional amount of forward contracts was $45.0 million. Refer to “Note 8 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the year ended December 31, 2025, the net realized loss from the forward contracts was $0.8 million, which was recorded in general and administrative expenses. This activity was substantially offset by unrealized gains from remeasurements of various hedged currencies.

Cash flows from the settlement of the forward contracts are classified as operating activities in the consolidated statements of cash flows.
Note 8 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$173,099	$—	$—	$173,099
Marketable securities
U.S. treasury securities	205,704	—	—	205,704
Commercial paper	—	152,792	—	152,792
Corporate bonds	—	29,682	—	29,682
Total assets	$378,803	$182,474	$—	$561,277
Liabilities
Foreign currency forward contracts	$—	$37	$—	$37
Total liabilities	$—	$37	$—	$37

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$809,906	$—	$—	$809,906
Total assets	$809,906	$—	$—	$809,906
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning fair value	$—	$—	$41,549
Additions in the period	—	—	—
Payments in the period	—	—	(8,000)
Change in fair value	—	—	(33,549)
Ending fair value	$—	$—	$—
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
As a condition of the FourQ Acquisition that occurred on January 26, 2022, the Company agreed to pay additional cash consideration if FourQ realized certain firm-specific targets over a three-year period subsequent to the acquisition date. The maximum cash consideration to be distributed was $73.2 million. At December 31, 2025, the related liability was zero, and the Company is no longer obligated to pay the contingent consideration of $73.2 million.

Increases and decreases in the fair value of contingent consideration, if any, are recorded as expense or reversals of expense, respectively, within general and administrative expenses in the consolidated statements of operations.
Note 9 – Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computers and equipment	$23,259	$23,354
Purchased software	15,227	13,990
Furniture and fixtures	5,554	4,511
Leasehold improvements	21,444	16,316
Data center equipment - finance lease	66	1,297
Building - finance lease	—	1,521
Construction in progress	—	2,638
Property and equipment, gross	65,550	63,627
Less: accumulated depreciation and amortization	(52,295)	(51,787)
Property and equipment, net	$13,255	$11,840
Depreciation and amortization expense related to property and equipment was $5.9 million, $7.9 million, and $10.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 10 – Leases
The Company has entered into various operating and finance lease agreements for office space and data centers. At December 31, 2025, the Company had 19 leased properties with remaining lease terms of less than one year to approximately nine years, some of which include options to extend or terminate the leases.
The components of the lease expense recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of assets	$66	$1,007	$1,020
Interest on lease liabilities	3	19	45
Operating lease cost	7,467	7,519	6,663
Short-term lease cost	864	532	378
Variable cost	1,344	1,343	1,237
Total lease cost	$9,744	$10,420	$9,343

Cash flow and other information related to leases was as follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$66	$1,046	$1,036
Operating cash flows from operating lease liabilities	$7,673	$7,899	$7,467

Weighted average remaining lease term at end of period (in years):
Finance leases	3.8	2.6	0.8
Operating leases	6.3	6.2	4.2

Weighted average discount rate:
Finance leases	8.1%	7.8%	3.5%
Operating leases	7.7%	7.4%	5.7%
Maturities of lease liabilities at December 31, 2025, for each of the five succeeding fiscal years and thereafter, were (in thousands):

	Finance Leases	Operating Leases
2026	$16	$5,434
2027	16	6,567
2028	16	5,105
2029	12	2,693
2030	—	1,748
Thereafter	—	9,613
Total lease payments	60	31,160
Less imputed interest	(8)	(6,874)
Total lease obligations	$52	$24,286
Refer to “Note 9 - Property and Equipment” for additional information on finance leases.
Note 11 – Convertible Senior Notes
2029 Notes
On May 24, 2024 and June 5, 2024, the Company issued $600.0 million aggregate principal amount, and an additional aggregate principal amount in connection with the initial purchasers’ option of $75.0 million, respectively, of the 2029 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The 2029 Notes were sold to the initial purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).
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
The 2029 Notes consisted of the following (in thousands):

	December 31,
	2025	2024
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(8,954)	(11,494)
Net carrying amount	$666,046	$663,506
The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at December 31, 2025.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at December 31, 2025, was approximately $726.3 million, which represents a Level 2 valuation.
During the year ended December 31, 2025, the Company recognized $2.5 million of interest expense related to the amortization of debt issuance costs and $6.8 million of coupon interest expense. During the year ended December 31, 2024, the Company recognized $1.5 million of interest expense related to the amortization of debt issuance costs and $4.1 million of coupon interest expense.
The 2029 Notes were not convertible at December 31, 2025.
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
In connection with the issuance of the 2029 Notes, the Company used approximately $662.6 million of the net proceeds from the offering of the 2029 Notes, as well as liquid investments on hand of $185.9 million to repurchase $919.8 million aggregate principal amount of the 2026 Notes. The difference between the consideration paid and the carrying value of the repurchased 2026 Notes, inclusive of any unamortized debt issuance costs, was recognized as a gain on extinguishment of $65.1 million in other income in the consolidated statements of operations for the year ended December 31, 2024.
The 2026 Notes consisted of the following (in thousands):

	December 31,
	2025	2024
Liability:
Principal	$230,196	$230,196
Unamortized debt issuance costs	(173)	(1,027)
Net carrying amount(1)	$230,023	$229,169
(1) Net carrying amount at December 31, 2025 presented within total current liabilities in the consolidated balance sheet.
The effective interest rate of the 2026 Notes, excluding the conversion option, remained unchanged at 0.37% for December 31, 2025 and 2024.
The Company carries the 2026 Notes at face value less unamortized debt issuance costs on the accompanying consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2026 Notes, based on a market approach at December 31, 2025, was approximately $227.3 million, which represents a Level 2 valuation.
During the years ended December 31, 2025 and 2024, the Company recognized $0.9 million and $2.2 million of interest expense related to the amortization of debt issuance costs, respectively.

The Company will settle conversions of the 2026 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value
The 2026 Notes became convertible on December 15, 2025 and will remain convertible until maturity.
2029 Capped Calls
In connection with the offering of the 2029 Notes, the Company entered into capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls, the “Capped Calls”) with certain counterparties at a cost of approximately $59.7 million, which was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements.
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
At December 31, 2025, all of the 2029 Capped Calls remained outstanding.
2026 Capped Calls
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 6.9 million shares of the Company’s common stock and are generally expected to offset the potential economic dilution of the Company’s common stock up to the initial cap price. The 2026 Capped Calls have an initial strike price of $166.23 per share - subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes - and an initial cap price of $233.31 per share, subject to certain adjustments.
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
At December 31, 2025, all of the 2026 Capped Calls remained outstanding.
Note 12 – Restructuring Costs
Fiscal 2025 Restructuring Programs
On March 4, 2025, the Company initiated a global restructuring program to align resources with strategic priorities and enhance operational efficiency through talent optimization. These actions occurred in three phases:
•March 2025: A reduction of approximately 130 positions, or 7% of the global workforce;
•September 2025: A further reduction of approximately 25 positions, or 1% of the global workforce, and the closure of select facilities; and
•December 2025: A final reduction of approximately 75 positions, or 4% of the global workforce.
In connection with this program, the Company recorded charges of $14.6 million during the year ended December 31, 2025. These charges were primarily for severance and other employee termination benefits, as well as accelerated and incremental amortization of ROU assets for facilities that were or will be terminated. All charges were recorded as one-time termination benefits pursuant to ASC 420, Exit or Disposal Obligations (“ASC 420”).

The liability for the Fiscal 2025 restructuring programs was included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table summarizes the related activity for the year ended December 31, 2025 (in thousands):

Accrual balance at December 31, 2024	$—
Restructuring charges	14,626
Cash payments and adjustments	(10,411)
Accrual balance at December 31, 2025	$4,215
The Company anticipates additional charges related to these actions for employee termination benefits. The Company expects to have substantially completed the planned actions during the first and second quarters of fiscal 2026.
Fiscal 2023 Restructuring Program
On August 23, 2023, the Company announced its intention to reduce its global workforce by approximately 166 total positions, or 9%. The actions were designed to support the Company’s growth, scale and profitability objectives.
During the years ended December 31, 2025, 2024, and 2023 the Company recorded zero, $1.7 million, and $9.8 million, respectively, for severance and other termination benefits. The charges were recorded as one-time termination benefits pursuant to ASC 420. The liability for the Fiscal 2023 restructuring programs was included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company completed its Fiscal 2023 restructuring program during the year ended December 31, 2024 and all remaining restructuring liabilities were settled as of that date.
Note 13 – Stockholders’ Equity
Common Stock Repurchases
On November 17, 2024, the Company's Board authorized the repurchase of up to $200 million of the Company’s common stock. On September 4, 2025, the Board approved an increase to the Company’s stock buyback program of an additional $200 million, for a total overall authorization to repurchase up to $400 million of the Company’s common stock. The Board also approved the elimination of the expiration date of the program, which was previously set to expire on March 31, 2027.
The Company repurchased and retired 4.5 million shares of common stock for $235.5 million during the year ended December 31, 2025. At December 31, 2025, $164.5 million of buyback capacity remained under this program.
2016 and 2014 Equity Plans
The Company's principal equity compensation plan is the 2016 Equity Incentive Plan (the “2016 Plan”), adopted in November 2016. The 2016 Plan authorizes the grant of stock options and restricted stock units to the Company’s employees, directors, and consultants. It succeeded the 2014 Stock Incentive Plan (the “2014 Plan”) from which no new awards are granted, but whose terms continue to govern all outstanding awards previously granted thereunder.
Upon its adoption, the share reserve for the 2016 Plan was 6.2 million shares, supplemented by any shares subject to awards granted under the 2014 Plan that remained outstanding and unexercised following the termination of the 2014 Plan. The number of shares available for issuance under the 2016 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the Company’s outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Stock options and restricted stock units generally vest over three to four years and have contractual terms of ten years.
At December 31, 2025, 22.3 million shares were available for issuance under the 2016 Plan.

Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2024	1,237	$50.96	4.1	$18,242
Exercised	(258)	$41.99
Forfeited/canceled	(233)	$65.88
Outstanding at December 31, 2025	746	$49.41	3.0	$9,216
Exercisable at December 31, 2025	746	$49.41
There were no stock options granted during the years ended December 31, 2025, 2024, and 2023. The aggregate intrinsic value of options exercised that contain service only vesting conditions during the years ended December 31, 2025, 2024, and 2023 was $2.7 million, $14.3 million, and $15.2 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2025, 2024, and 2023 was $5.2 million, $7.6 million, and $19.8 million, respectively.
Unrecognized compensation expense relating to stock options that contain service only vesting conditions was zero at December 31, 2025.
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	2,811	$64.40
Granted	2,182	$50.10
Vested	(1,163)	$65.86
Forfeited/canceled	(563)	$60.72
Nonvested at December 31, 2025	3,267	$54.97
At December 31, 2025, the intrinsic value of service-based nonvested restricted stock units was $180.6 million. At December 31, 2025, total unrecognized compensation cost related to nonvested restricted stock units was $153.9 million and was expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock units - performance and service conditions
Grants of performance and service-based restricted stock units vest over a three-year period. The total fair value of the grants made during the year ended December 31, 2025 was $12.7 million.
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	198	$60.51
Granted	248	$51.16
Performance adjustment	(97)	$62.54
Vested	(101)	$58.57
Forfeited/canceled	(30)	$51.94
Nonvested at December 31, 2025	218	$51.06

The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	244	N/A
Granted (legal grant with no grant date established)	173	N/A
Granted (accounting grant date established)	(171)	N/A
Forfeited/canceled	(11)	N/A
Nonvested at December 31, 2025	235	N/A
At December 31, 2025, the intrinsic value of performance and service-based nonvested restricted stock units with established grant dates was $12.0 million. At December 31, 2025, total unrecognized compensation cost related to performance and service-based nonvested restricted stock units with established grant dates was $1.4 million and was expected to be recognized over a weighted-average period of 0.2 years.
At December 31, 2025, the intrinsic value of performance and service-based nonvested restricted stock units with no grant dates established was $13.0 million.
Restricted stock units - market and service conditions
Grants of market and service-based restricted stock units vest subject to the achievement of TSR relative to an industry index over a three-year period. The total fair value of the grants made during the year ended December 31, 2025 was $13.7 million.
The following table summarizes activity for restricted stock units with market and service-based conditions with grant dates:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	202	$93.89
Granted	208	$66.13
Vested	—	N/A
Forfeited/canceled	(33)	$97.48
Nonvested at December 31, 2025	377	$78.26
The following table summarizes activity for restricted stock units with market and service-based conditions with no grant dates established:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	—	N/A
Granted	19	N/A
Vested	—	N/A
Forfeited/canceled	—	N/A
Nonvested at December 31, 2025	19	N/A
At December 31, 2025, the intrinsic value of market and service-based nonvested restricted stock units was $20.8 million. At December 31, 2025, total unrecognized compensation cost related to market and service-based nonvested restricted stock units was $16.4 million and was expected to be recognized over a weighted-average period of 1.8 years.
At December 31, 2025, the intrinsic value of market and service-based nonvested restricted stock units with no grant dates established was $1.1 million.
Employee Stock Purchase Plan
Under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in May and November and exercisable on or about the succeeding November and May, respectively, of each year. Under the ESPP, 0.4 million shares remained available for issuance at December 31, 2025. The Company recognized stock-based compensation expense related to the ESPP of $2.8 million, $3.2 million, and $3.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The fair value of ESPP shares granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.6% - 4.2%	4.4% - 5.4%	4.5% - 5.4%
Expected term (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Volatility	29.5% - 45.1%	33.4% - 41.5%	39.8% - 58.5%
At December 31, 2025, total unrecognized compensation cost related to the 2018 ESPP was $2.5 million and was expected to be recognized over a weighted-average period of approximately one year.
Stock-based compensation expense
Stock-based compensation expense recorded in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$13,497	$10,501	$10,342
Sales and marketing	27,238	25,428	24,152
Research and development	16,633	13,345	13,095
General and administrative	35,222	33,977	30,381
	$92,590	$83,251	$77,970
Stock-based compensation capitalized as an asset was $4.7 million, $4.5 million, and $3.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The Company recorded $0.7 million and $0.8 million of foreign tax provisions attributable to equity awards for the years ended December 31, 2025 and 2024, respectively, and $0.1 million of foreign tax benefits attributable to equity awards for the year ended December 31, 2023, respectively.
Note 14 – Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$36,399	$126,341	$62,745
International	11,829	(1,643)	(2,236)
	$48,228	$124,698	$60,509

The components of the total provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$738	$4,474	$272
State	1,887	3,872	859
Foreign	3,298	3,361	1,844
Total current tax expense	5,923	11,707	2,975
Deferred
Federal	15,076	(35,071)	202
State	886	(17,791)	100
Foreign	(914)	(1,912)	(1,827)
Total deferred tax provision	15,048	(54,774)	(1,525)
Total provision for (benefit from) income taxes	$20,971	$(43,067)	$1,450
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 adopted on a prospective basis for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
Federal statutory income tax rate	$10,128	21.0%
State tax, net of federal benefit(1)	2,379	4.9%
Change in valuation allowance	(86)	(0.2)%
Foreign tax effects:
Japan
Change in valuation allowance	(2,344)	(4.9)%
Other	658	1.4%
Netherlands
Statutory tax rate difference	463	1.0%
Other	109	0.2%
Other foreign jurisdictions	990	2.1%
Cross-border tax laws:
Base erosion and anti-abuse tax	1,280	2.7%
Subpart F income	1,115	2.3%
Tax credits	(3,857)	(8.0)%
Nondeductible items:
Officer compensation	5,188	10.8%
Meals & entertainment	625	1.3%
Stock-based compensation	4,547	9.4%
Other	(224)	(0.5)%
Total	$20,971	43.5%
(1) State and local taxes in California, Minnesota, New York City, Pennsylvania, and Texas made up the majority (greater than 50 percent) of the state tax effect.
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	(11.8)%	2.7%
Federal tax credits	(2.5)%	(9.8)%
De-recognized tax credit carryforwards	2.6%	—%
Unrecognized tax benefit remeasurement	4.3%	—%
Change in valuation allowance	(53.2)%	(13.8)%
Foreign tax differential	0.9%	2.0%
Windfall tax benefits, net related to stock-based compensation	1.8%	4.1%
Nondeductible officer compensation	3.9%	6.8%
Nondeductible transaction costs	—%	0.3%
Contingent consideration	—%	(11.6)%
Nondeductible meals and entertainment	0.5%	0.7%
Foreign-derived intangible income tax benefit	(1.8)%	—%
Other	(0.2)%	—%
	(34.5)%	2.4%
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB adjusted a number of provisions affecting businesses, including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBB provisions did not have a material impact on the Company’s effective tax rate.
The summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 adopted on a prospective basis for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$650
State	2,676
Foreign
France	424
India	873
Mexico	409
Netherlands	1,751
United Kingdom	(810)
All other foreign	550
Total	$6,523
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $11.5 million and $3.1 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$34,022	$14,906
Research and other credits	21,991	17,288
Capitalized R&D	3,049	40,131
Stock-based compensation	8,028	7,570
Operating and finance leases	2,496	3,382
Accrued expenses and other current liabilities	5,948	7,300
Other	1,114	2,962
Total deferred tax assets	76,648	93,539
Less: valuation allowance	(2,247)	(4,677)
Deferred tax assets, net of valuation allowance	74,401	88,862
Deferred tax liabilities
Intangible assets	(11,499)	(13,801)
Prepaid expenses	(26,236)	(23,194)
Operating lease right-of-use and finance lease assets	(2,453)	(3,191)
Other	(116)	—
Total deferred tax liabilities	(40,304)	(40,186)
Net deferred taxes	$34,097	$48,676
ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Accordingly, the Company provided a valuation allowance against certain foreign deferred tax assets.
The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance, at beginning of year	$4,677	$92,079	$99,476
Decrease in valuation allowance recorded through earnings	(2,430)	(87,402)	(7,063)
Decrease in valuation allowance recorded through equity	—	—	(334)
Valuation allowance, at end of year	$2,247	$4,677	$92,079
The decrease in valuation allowance recorded through earnings of $2.4 million during the year ended December 31, 2025 resulted primarily from the release of valuation allowance previously recorded against its BlackLine K.K. deferred tax assets.
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
The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries at December 31, 2025 and 2024, as they are considered indefinitely reinvested outside the U.S. and determination is not practicable. Upon distribution of those earnings in the form of a dividend or otherwise, the Company may be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.
At December 31, 2025, the Company had consolidated federal and state net operating loss carryforwards available to offset future taxable income of approximately $81.4 million and $82.9 million, respectively. The federal losses do not expire, and the state losses will begin to expire between 2031 and 2045, depending on the jurisdiction. The Company has federal research and development credits of $9.8 million, which begin to expire in 2041. The Company has state research and development credits of $12.1 million, which are indefinite in expiration. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of more than 50% over a three-year period.
The following is a rollforward of the Company’s total gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning gross unrecognized tax benefits	$18,698	$7,104	$5,513
Increases related to prior year tax positions	695	9,243	274
Increases related to current year tax positions	2,665	2,351	1,317
Settlements	(84)	—	—
Ending gross unrecognized tax benefits	$21,974	$18,698	$7,104
At December 31, 2025, included in the balance of unrecognized tax benefits is $22.0 million, that if recognized, would affect the effective tax rate. The Company recorded less than $0.1 million interest and penalties in its provision for income taxes for the years ended December 31, 2025, 2024, and 2023, respectively. No interest and penalties were accrued for at December 31, 2025, and less than $0.1 million was accrued in interest and penalties at December 31, 2024.
The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years from 2013 forward remain subject to examination for federal purposes. Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state net operating loss carryforward until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized.
The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

Note 15 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$24,518	$161,174	$52,833
Denominator:
Weighted average shares	61,430	62,129	60,849
Basic net income per share attributable to BlackLine, Inc.	$0.40	$2.59	$0.87

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$24,518	$161,174	$52,833
Interest expense, net of taxes	1,073	7,804	5,716
Gain on extinguishment of convertible senior notes, net of taxes	—	(62,147)	—
Net income attributable to BlackLine, Inc. for diluted calculation	$25,591	$106,831	$58,549
Denominator:
Weighted average shares	61,430	62,129	60,849
Dilutive effect of securities	686	691	872
Dilutive effect of convertible senior notes	3,805	10,683	10,324
Shares used to calculate diluted net income per share	65,921	73,503	72,045
Diluted net income per share attributable to BlackLine, Inc.	$0.39	$1.45	$0.81
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
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options - service-only vesting conditions	355	330	1,062
Restricted stock units - service-only vesting conditions	1,345	1,813	1,834
Restricted stock units - performance and service conditions	79	55	16
Restricted stock units - market and service conditions	237	153	—
Restricted stock units - performance, market, and service conditions	—	—	73
WL contingently returnable common shares	10	—	—
Total shares excluded from net income per share	2,026	2,351	2,985
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
Note 16 – Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At December 31, 2025 and 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Note 17 – Defined Contribution Plan
The Company sponsors a defined contribution retirement plan (the “Plan”) that covers substantially all domestic employees. The Company makes matching contributions of 100% of each $1 of the employee’s contribution up to the first 3% of the employee’s semi-monthly compensation and 50% of each $1 of the employee’s contribution up to the next 2% of the employee’s semi-monthly compensation. Matching contributions to the Plan recorded in the Company’s consolidated statements of operations totaled $7.8 million, $7.2 million, and $7.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 18 – Subsequent Events
The Company continued its execution of the stock buyback program authorized by the Board. Refer to “Note 13 – Stockholders’ Equity” for additional information regarding the stock buyback program. For the period from January 1, 2026 through February 23, 2026, the Company repurchased and retired 0.4 million shares of common stock for an aggregate amount of $18.5 million.
On February 11, 2026, the Company’s Compensation Committee approved restricted stock unit grants to employees totaling 0.1 million shares. Each restricted stock unit entitles the recipient to receive one share of common stock upon vesting of the award. The restricted stock units are service-based and will vest as to one-fourth of the total number of units awarded on the first anniversary of February 20, 2026 and quarterly thereafter for 12 consecutive quarters.
On February 11, 2026, the Compensation Committee approved the performance metrics for the 2026 performance period, resulting in the establishment of accounting grant dates for the third tranche of the 2024 performance and service-based restricted stock units, the second tranche of the 2025 market and service-based restricted stock units, and the first tranche of performance and service-based restricted stock units granted in November 2025, totaling 0.1 million target shares.
On February 11, 2026, the Compensation Committee approved the performance metrics for the market and service-based restricted stock units totaling 19,000 target shares. The awards are tied to relative total shareholder return measured over a three-year performance period with vesting occurring in February of the year following the end of the performance period. The grant date fair value per share was estimated using the Monte Carlo valuation simulation model that incorporates various assumptions, including stock price volatility, risk-free interest rate, and the performance of our stock price relative to the applicable peer group.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2025, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2025. The effectiveness of the Company’s internal control over financial reporting at December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On November 21, 2025, Thomas Unterman, a member of our Board of Directors, terminated a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408. The arrangement was entered into on November 21, 2024, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). It provided for the sale, from time to time, of an aggregate of up to 9,100 shares of our common stock.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
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
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Los Angeles, CA.
The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
3.Exhibits:
The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, by and among SLS Breeze Holdings, Inc., SLS Breeze Intermediate Holdings, Inc., SLS Breeze Merger Sub, Inc. and BlackLine Systems, Inc., dated as of August 9, 2013.	S-1	333-213899	2.1	September 30, 2016
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, effecting a one-for-five reverse stock split.	S-1/A	333-213899	3.2	October 17, 2016
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37924	3.2	December 12, 2016
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-37924	3.1	March 13, 2023
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213899	4.1	September 30, 2016
4.2	Description of Registrant’s Securities.	10-K	001-37924	4.2	February 23, 2023
4.3	Amended and Restated Stockholders’ Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.2	December 12, 2016
4.4	Amended and Restated Registration Rights Agreement, by and among the Registrant, Silver Lake Sumeru, Iconiq, Therese Tucker and Mario Spanicciati.	10-Q	001-37924	4.3	December 12, 2016
4.5	Indenture, dated May 15, 2021, between BlackLine, Inc. and U.S. National Association.	8-K	001-37924	4.1	March 15, 2021
4.6	Indenture, dated May 24, 2024, between BlackLine, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-37924	4.1	May 24, 2024
4.7	Form of 0.00% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-37924	4.2	March 15, 2021
4.8	Form of 1.00% Convertible Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-37924	4.2	May 24, 2024
10.1+	2014 Equity Incentive Plan and form of equity agreements thereunder.	S-1	333-213899	10.6	September 30, 2016
10.2+	Amendment No. 1 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.7	September 30, 2016
10.3+	Amendment No. 2 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.8	September 30, 2016
10.4+	Amendment No. 3 to the 2014 Equity Incentive Plan.	S-1	333-213899	10.9	September 30, 2016
10.5+	2016 Equity Incentive Plan and the form of equity award agreements thereunder.	S-1/A	333-213899	10.10	October 17, 2016
10.6+	Employee Incentive Compensation Plan of the Company.	S-1	333-213899	10.11	September 30, 2016
10.7+	2018 Employee Stock Purchase Plan, as amended February 12, 2025.	10-Q	001-37924	10.2	May 7, 2025

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8+**	Change of Control and Severance Policy.
10.9+	Employment Offer Letter, by and between the Company and Karole Morgan-Prager, dated as of May 4, 2015.	S-1	333-213899	10.16	September 30, 2016
10.10+	Confirmatory Offer Letter, by and between the Registrant and Karole Morgan-Prager, dated as of September 29, 2016.	S-1	333-213899	10.18	September 30, 2016
10.11+	Employment Offer Letter, by and between the Company and Mark Partin, dated as of December 25, 2014.	S-1	333-213899	10.19	September 30, 2016
10.12+	Confirmatory Offer Letter, by and between the Registrant and Mark Partin, dated as of September 29, 2016.	S-1	333-213899	10.20	September 30, 2016
10.13+	Employment Agreement between the Company and Therese Tucker, signed March 5, 2023.	8-K	001-37924	10.1	March 6, 2023
10.14+	Employment Agreement between the Company and Owen Ryan, signed March 5, 2023.	8-K	001-37924	10.2	March 6, 2023
10.15+**	Offer Letter, by and between the Company and Jimmy Duan, dated as of April 2, 2024.
10.16+**	Offer Letter, by and between the Company and Jeremy Ung, dated as of March 5, 2024.
10.17+**	Offer Letter, by and between the Company and Stuart Van Houten, dated as of December 20, 2024.
10.18+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213899	10.22	September 30, 2016
10.19^	Office Lease, by and between the Company and Douglas Emmet 2008, LLC, dated November 22, 2010.	S-1	333-213899	10.25	September 30, 2016
10.20^	First Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated August 14, 2012.	S-1	333-213899	10.26	September 30, 2016
10.21^	Second Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated December 26, 2013.	S-1	333-213899	10.27	September 30, 2016
10.22^	Third Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 24, 2014.	S-1	333-213899	10.28	September 30, 2016
10.23	Fourth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated January 29, 2015.	S-1	333-213899	10.29	September 30, 2016
10.24	Fifth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated October 6, 2016.	S-1/A	333-217981	10.26	May 22, 2017
10.25	Sixth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 10, 2017.	S-1/A	333-217981	10.27	May 22, 2017
10.26	Seventh Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 18, 2017.	S-1/A	333-217981	10.28	May 22, 2017
10.27	Eighth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated May 26, 2021.	10-K	001-37924	10.29	February 23, 2024
10.28	Ninth Amendment to Office Lease, by and between the Company and Douglas Emmett 2008, LLC, dated June 15, 2023.	10-Q	001-37924	10.1	August 9, 2023
10.29	Form of Capped Call Confirmation.	8-K	001-37924	10.2	March 15, 2021
10.30	Form of Capped Call Confirmation.	8-K	001-37924	10.2	May 24, 2024
10.31	Cooperation Letter Agreement, dated March 9, 2025, between the Company, Scalar Gauge Fund, L.P. and certain other parties.	8-K	001-37924	10.1	March 10, 2025
10.32	Employment Agreement between the Company and Therese Tucker, signed August 8, 2025.	10-Q	001-37924	10.1	November 7, 2025

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
19.1	BlackLine, Inc. Insider Trading Policy.	10-K	001-37924	19.0	February 21, 2025
21.1**	List of subsidiaries of the Company.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included in signature pages hereto).
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Registrant’s Compensation Recovery Policy dated November 7, 2023.	10-K	001-37924	97.1	February 23, 2024
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

BLACKLINE, INC.

By:	/s/ Owen Ryan
Name:	Owen Ryan
Title:	Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Owen Ryan and Patrick Villanova, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Owen Ryan	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Owen Ryan

/s/ Patrick Villanova	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Patrick Villanova

/s/ Michelle Stalick	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Michelle Stalick

/s/ Saranga Balaji	Director	February 25, 2026
Saranga Balaji

/s/ Scott Davidson	Director	February 25, 2026
Scott Davidson

/s/ Camille Drummond	Director	February 25, 2026
Camille Drummond

/s/ David Henshall	Director	February 25, 2026
David Henshall

/s/ Gregory Hughes	Director	February 25, 2026
Gregory Hughes

/s/ Brunilda Rios	Director	February 25, 2026
Brunilda Rios

/s/ Therese Tucker	Director	February 25, 2026
Therese Tucker

/s/ Thomas Unterman	Director	February 25, 2026
Thomas Unterman

/s/ Sophia Velastegui	Director	February 25, 2026
Sophia Velastegui

/s/ Barbara Whye	Director	February 25, 2026
Barbara Whye

/s/ Mika Yamamoto	Director	February 25, 2026
Mika Yamamoto