Form 10-Q
period 2026-03-31
BLACKLINE, INC.
filed 2026-05-07
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 30, 2026 was 58,660,917.

-

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer retention, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the macroeconomic environment on our business; the impact of war, armed conflict, or other hostilities; the impact of tariffs and trade regulations on our business; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified below, under “Part II. Other Information, Item 1A. Risk Factors” and elsewhere herein. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$242,041	$390,034
Marketable securities (amortized cost of $283,090 and $387,936 at March 31, 2026 and December 31, 2025, respectively)	283,030	388,178
Accounts receivable, net of allowances of $2,748 and $2,970 at March 31, 2026 and December 31, 2025, respectively	174,890	218,100
Prepaid expenses and other current assets	32,141	28,897
Total current assets	732,102	1,025,209
Capitalized software development costs, net	50,689	49,494
Property and equipment, net	12,957	13,255
Intangible assets, net	45,569	49,352
Goodwill	465,715	465,804
Operating lease right-of-use assets	19,531	22,756
Deferred tax assets, net	37,739	39,341
Other assets	91,216	94,308
Total assets	$1,455,518	$1,759,519
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,846	$15,523
Accrued expenses and other current liabilities	59,421	76,790
Deferred revenue, current	359,598	368,593
Finance lease liabilities, current	13	12
Operating lease liabilities, current	4,856	4,436
Convertible senior notes, net, current	—	230,023
Total current liabilities	429,734	695,377
Finance lease liabilities, noncurrent	37	40
Operating lease liabilities, noncurrent	15,737	19,850
Convertible senior notes, net, noncurrent	666,678	666,046
Deferred tax liabilities, net	4,585	5,244
Deferred revenue, noncurrent	447	922
Other long-term liabilities	779	593
Total liabilities	1,117,997	1,388,072
Commitments and contingencies (Note 14)
Redeemable non-controlling interest (Note 4)	31,571	39,121
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 59,171,590 and 59,880,563 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	592	599
Additional paid-in capital	327,307	356,841
Accumulated other comprehensive loss	(628)	(296)
Accumulated deficit	(21,321)	(24,818)
Total stockholders' equity	305,950	332,326
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,455,518	$1,759,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2026	2025
Revenues
Subscription and support	$173,714	$158,462
Professional services	9,441	8,469
Total revenues	183,155	166,931
Cost of revenues
Subscription and support	36,436	34,130
Professional services	7,569	6,794
Total cost of revenues	44,005	40,924
Gross profit	139,150	126,007
Operating expenses
Sales and marketing	67,421	63,063
Research and development	30,560	25,725
General and administrative	33,241	28,345
Restructuring costs	1,693	5,299
Total operating expenses	132,915	122,432
Income from operations	6,235	3,575
Other income (expense)
Interest income	6,058	8,892
Interest expense	(2,494)	(2,522)
Other income, net	3,564	6,370
Income before income taxes	9,799	9,945
Provision for income taxes	5,908	4,671
Net income	3,891	5,274
Net income attributable to redeemable non-controlling interest	394	397
Adjustment attributable to redeemable non-controlling interest	(4,629)	(1,178)
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Basic net income per share attributable to BlackLine, Inc.	$0.14	$0.10
Shares used to calculate basic net income per share	59,439	62,822
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.10
Shares used to calculate diluted net income per share	69,835	64,839
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2026	2025
Net income	$3,891	$5,274
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of benefit from taxes of $56 for the quarter ended March 31, 2026, and $0 for the quarter ended March 31, 2025, respectively	(228)	54
Foreign currency translation	(155)	245
Other comprehensive income (loss)	(383)	299
Comprehensive income	3,508	5,573
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	394	397
Foreign currency translation attributable to redeemable non-controlling interest	(51)	116
Comprehensive income attributable to redeemable non-controlling interest	343	513
Comprehensive income attributable to BlackLine, Inc.	$3,165	$5,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	59,881	$599	$356,841	$(296)	$(24,818)	$332,326
Stock option exercises	3	—	54	—	—	54
Stock option exercises - redeemable non-controlling interest	—	—	78	—	—	78
Vesting of restricted stock units	468	5	—	—	—	5
Repurchases of common stock, including excise taxes	(1,180)	(12)	(47,391)	—	—	(47,403)
Acquisition of common stock for tax withholding obligations	—	—	(11,763)	—	—	(11,763)
Stock-based compensation	—	—	24,859	—	—	24,859
Other comprehensive loss	—	—	—	(332)	—	(332)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	4,629	—	3,497	8,126
Balance at March 31, 2026	59,172	$592	$327,307	$(628)	$(21,321)	$305,950

	Quarter Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	52	1	2,132	—	—	2,133
Vesting of restricted stock units	316	3	—	—	—	3
Repurchases of common stock, including excise taxes	(920)	(9)	(45,715)	—	—	(45,724)
Acquisition of common stock for tax withholding obligations	—	—	(10,939)	—	—	(10,939)
Stock-based compensation	—	—	19,523	—	—	19,523
Other comprehensive income	—	—	—	183	—	183
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,178	—	4,877	6,055
Balance at March 31, 2025	62,261	$623	$461,570	$(178)	$(44,112)	$417,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2026	2025
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	(4,235)	(781)
Net income	3,891	5,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,166	11,498
Amortization of debt issuance costs	805	834
Stock-based compensation	23,741	18,574
Noncash lease expense	1,545	1,397
Accretion of purchase discounts on marketable securities, net	(2,544)	(1,968)
Net foreign currency (gains) losses	122	(227)
Deferred income taxes	979	(1,313)
Provision for (benefit from) credit losses	(3)	56
Changes in operating assets and liabilities:
Accounts receivable	41,862	32,737
Prepaid expenses and other current assets	(3,308)	(1,878)
Other assets	3,106	(517)
Accounts payable	(7,716)	(3,590)
Accrued expenses and other current liabilities	(17,477)	(6,631)
Deferred revenue	(9,455)	(8,024)
Operating lease liabilities	(1,628)	(1,510)
Lease incentive receipts	—	30
Other long-term liabilities	210	2,000
Net cash provided by operating activities	46,296	46,742
Cash flows from investing activities
Purchases of marketable securities	(68,490)	(384,923)
Proceeds from maturities of marketable securities	174,272	—
Proceeds from sales of marketable securities	1,626	—
Capitalized software development costs	(8,411)	(8,167)
Purchases of property and equipment	(2,117)	(5,951)
Net cash provided by (used in) investing activities	96,880	(399,041)
Cash flows from financing activities
Purchase of additional redeemable non-controlling interest	(3,291)	—
Repayment of convertible senior notes	(230,196)	—
Principal payments under finance lease obligations	(3)	(57)
Repurchases of common stock	(45,990)	(45,451)
Proceeds from exercises of stock options	59	2,136
Proceeds from exercises of stock options - redeemable non-controlling interest	152	—
Acquisition of common stock for tax withholding obligations	(11,763)	(10,939)
Net cash used in financing activities	(291,032)	(54,311)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(137)	240
Net decrease in cash, cash equivalents, and restricted cash	(147,993)	(406,370)
Cash, cash equivalents, and restricted cash, beginning of period	390,220	886,147
Cash, cash equivalents, and restricted cash, end of period	$242,227	$479,777
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$242,041	$479,536
Restricted cash included within prepaid expenses and other current assets at end of period	186	—
Restricted cash included within other assets at end of period	—	241
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$242,227	$479,777
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Quarter Ended March 31,
	2026	2025
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$1,118	$947
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$638	$679
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$666	$441
Accrued liabilities for repurchases of common stock	$1,112	$—
Excise tax on repurchases of common stock	$301	$273
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
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate deliverables in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of the 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes” or “convertible senior notes”), redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at March 31, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2026, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the quarter ended March 31, 2026.
Recently-adopted accounting pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 regarding the practical expedient for expected credit loss and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3 – Segment Information
Management has concluded that the Company has one operating and reportable segment. The Company provides subscription and support services that consist of a cloud-based platform that drives digital finance transformation and also provides professional services that consist of implementation and consulting services. The technology used in the subscription and support services is based on a single software platform that is deployed to and implemented by customers. The Company manages the business activities on a consolidated basis, and operating segments have not been aggregated. The accounting policies for the operating segment are consistent with those discussed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The Company’s Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for (benefit from) income taxes, all of which are presented in the unaudited condensed consolidated statements of operations for the quarters ended March 31, 2026 and 2025. Other significant expenses included depreciation expense of $8.4 million and $7.8 million for the quarters ended March 31, 2026 and 2025, respectively, as well as amortization expense of $3.8 million and $3.7 million, during the quarters ended March 31, 2026 and 2025, respectively.

The Company’s intra-entity sales are eliminated upon consolidation. The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended March 31,
	2026	2025
United States	$124,372	$116,370
International	58,783	50,561
	$183,155	$166,931
No countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and lease right-of-use assets by geographic region (in thousands):

	March 31, 2026	December 31, 2025
United States	$11,007	$14,467
International	21,481	21,544
	$32,488	$36,011
Note 4 – Redeemable Non-Controlling Interest
The Company operates in Japan through BlackLine K.K., in which it holds a 53% controlling interest. The non-controlling interests are held by Japanese Cloud Computing, M30 LLC, and Masamune Mimura (the “Investors”). As the Company continues to control a majority stake in BlackLine K.K., the entity has been consolidated.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value will be determined based upon a prescribed formula derived from the discrete revenues of BlackLine K.K. and the Company, and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the Investors in the future, the redeemable non-controlling interest in BlackLine K.K. is classified outside of permanent equity in the consolidated balance sheets, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount, which is reflected as an adjustment to redeemable non-controlling interest in the table below, are recorded within retained earnings or, in the absence of retained earnings, additional paid-in capital.
Under the terms of the agreement with Investors, all of the common stock is callable or puttable with an exercise date of January 1, 2029.
During the quarter ended March 31, 2026, employees of BlackLine K.K. exercised stock options with a total exercise price of $0.2 million, resulting in the issuance of 0.1 million shares of BlackLine K.K. common stock. The Company subsequently purchased these shares of common stock for an aggregate price of $3.3 million, which increased the majority ownership of BlackLine K.K. from 51% to 53%.

Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended March 31,
	2026	2025
Balance at beginning of period	$39,121	$36,483
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	394	397
Foreign currency translation	(53)	116
Adjustment to redeemable non-controlling interest	(4,629)	(1,178)
Proceeds from stock option exercises – redeemable non-controlling interest	74	—
Purchase of additional redeemable non-controlling interest	(3,336)	—
Balance at end of period	$31,571	$35,818
Note 5 – Business Combinations
Acquisition of WiseLayer
On December 15, 2025, the Company acquired WiseLayer (“WL”) through a series of mergers for total purchase consideration of $23.6 million, comprising $18.2 million in cash including post-acquisition working capital adjustments and 0.1 million shares of common stock, which were valued at $5.4 million based on the closing market price on the acquisition date. The acquisition was driven by WL’s unique value proposition in developing a digital workforce of AI-powered agents to automate complex, judgment-based finance and accounting processes.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase consideration allocation is considered final.
The purchase consideration and major classes of assets and liabilities to which the Company allocated the purchase consideration of $23.6 million were as follows (in thousands):

Cash consideration	$18,254
Equity consideration	5,410
Post-acquisition working capital adjustment	(83)
Total purchase consideration	$23,581

Cash and cash equivalents	$353
Available-for-sale securities	1,813
Accounts receivable, net	245
Property and equipment	19
Intangible assets	4,000
Goodwill	16,750
Deferred tax assets, net	637
Other assets	26
Accounts payable	(104)
Accrued liabilities	(12)
Deferred revenue	(146)
Total purchase consideration	$23,581
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

Note 6 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	141,718	(96,855)	44,863
Customer relationships	26,779	(26,513)	266
Defensive patent	2,333	(1,893)	440
	$186,807	$(141,238)	$45,569

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	141,718	(93,304)	48,414
Customer relationships	26,779	(26,360)	419
Defensive patent	2,333	(1,814)	519
	$186,807	$(137,455)	$49,352
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2025	$465,804
Measurement period adjustments	(89)
Balance at March 31, 2026	$465,715
Note 7 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the unaudited condensed consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$129,813	$29	$(48)	$129,794
Commercial paper	118,468	—	—	118,468
Corporate bonds	34,809	—	(41)	34,768
	$283,090	$29	$(89)	$283,030

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$205,472	$232	$—	$205,704
Commercial paper	152,792	—	—	152,792
Corporate bonds	29,672	10	—	29,682
	$387,936	$242	$—	$388,178

The Company’s marketable securities at March 31, 2026 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 8 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $2.5 million and $2.0 million in interest income in the unaudited condensed consolidated statement of operations for the quarters ended March 31, 2026 and March 31, 2025, respectively.
Net gains and losses are determined using the specific identification method. During the quarter ended March 31, 2026, nominal realized gains were recognized in the unaudited condensed consolidated statements of operations from the sales of marketable securities. During the quarter ended March 31, 2025, there were no realized gains and losses related to the sales of marketable securities recognized in the unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $97.1 million and unrealized losses were $0.1 million at March 31, 2026. There were no marketable securities in a continuous loss position for greater than 12 months at March 31, 2026.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at March 31, 2026.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $86.7 million and $89.3 million at March 31, 2026 and December 31, 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued salaries and employee benefits	$26,420	$39,301
Accrued income and other taxes payable	10,503	13,764
Accrued restructuring costs	549	4,215
Other accrued expenses and current liabilities	21,949	19,510
	$59,421	$76,790
Derivative Instruments
The Company uses foreign currency forward contracts with an approximate maturity of one month to mitigate foreign currency exchange rate fluctuations on certain foreign currency-denominated monetary assets. Under ASC 815, Derivatives and Hedging, these transactions are not designated as hedging instruments.
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid and other current assets or accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. At March 31, 2026, the total gross notional amount of forward contracts was $46.5 million. Refer to “Note 8 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the quarter ended March 31, 2026, the net realized gain from the forward contracts was $1.2 million, which was recorded in general and administrative expenses. This activity was substantially offset by unrealized losses from remeasurements of various hedged currencies.
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

Note 8 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$15,387	$—	$—	$15,387
U.S. treasury securities	4,992	—	—	4,992
Marketable securities
U.S. treasury securities	129,794	—	—	129,794
Commercial paper	—	118,468	—	118,468
Corporate bonds	—	34,768	—	34,768
Total assets	$150,173	$153,236	$—	$303,409
Liabilities
Foreign currency forward contracts	$—	$267	$—	$267
Total liabilities	$—	$267	$—	$267

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$173,099	$—	$—	$173,099
Marketable securities
U.S. treasury securities	205,704	—	—	205,704
Commercial paper	—	152,792	—	152,792
Corporate bonds	—	29,682	—	29,682
Total assets	$378,803	$182,474	$—	$561,277
Liabilities
Foreign currency forward contracts	$—	$37	$—	$37
Total liabilities	$—	$37	$—	$37
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
Note 9 – Convertible Senior Notes
2029 Notes
At March 31, 2026, the Company had $675.0 million aggregate principal amount of the 1.00% 2029 Notes outstanding. The 2029 Notes consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(8,322)	(8,954)
Net carrying amount	$666,678	$666,046

The effective interest rate of the 2029 Notes, excluding the conversion option, was 1.40% at March 31, 2026.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at March 31, 2026, was approximately $634.1 million, which represents a Level 2 valuation.
During the quarter ended March 31, 2026, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense. During the quarter ended March 31, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
The 2029 Notes were not convertible at March 31, 2026. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2025, and the 2029 Capped Calls were unchanged and still outstanding at March 31, 2026.
2026 Notes
On March 15, 2026, the scheduled maturity date of the 0.00% 2026 Notes (the “2026 Notes”), the Company repaid the total outstanding $230.2 million aggregate principal amount pursuant to the terms of the 2026 Notes with cash on hand.
During the quarters ended March 31, 2026 and 2025, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.2 million, respectively.
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the “2026 Capped Calls”). All remaining 2026 Capped Calls expired upon the maturity of the 2026 Notes on March 15, 2026.
Note 10 – Restructuring Costs
Fiscal 2025 Restructuring Programs
In 2025, the Company initiated a global restructuring program to align resources with strategic priorities and enhance operational efficiency through talent optimization (the “Fiscal 2025 restructuring programs”). The liability for the Fiscal 2025 restructuring programs was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes the related activity for the quarter ended March 31, 2026 (in thousands):

Accrual balance at December 31, 2025	$4,215
Restructuring charges	1,693
Cash payments and adjustments	(5,359)
Accrual balance at March 31, 2026	$549

At March 31, 2026, the Company incurred cumulative costs of $16.3 million for one-time termination benefits related to the Fiscal 2025 restructuring programs, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations. The Company does not anticipate incurring material additional expenses.
Note 11 – Stockholders’ Equity
Common Stock Repurchases
Under the Company’s stock repurchase program, which authorizes the periodic repurchase of its common stock, the Board of Directors (the “Board”) approved an increase to the stock repurchase program of an additional

$100 million of the Company’s common stock on March 13, 2026. This increased the total authorization for repurchases under the stock repurchase program from $400 million to $500 million.
The Company repurchased and retired approximately 1.2 million shares of common stock for $47.1 million during the quarter ended March 31, 2026. At March 31, 2026, $217.4 million remained available for repurchases under this program.
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended March 31,
	2026	2025
Cost of revenues	$3,237	$2,801
Sales and marketing	6,947	6,044
Research and development	4,732	3,350
General and administrative	8,825	6,379
	$23,741	$18,574
For the quarters ended March 31, 2026 and 2025, stock-based compensation capitalized as an asset was $1.1 million and $0.9 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2025	746
Exercised	(4)
Outstanding at March 31, 2026	742
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2025	3,267
Granted	81
Vested	(596)
Forfeited/canceled	(70)
Nonvested at March 31, 2026	2,682
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2025	218
Granted	146
Performance adjustment	(21)
Vested	(197)
Nonvested at March 31, 2026	146
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	235
Granted (accounting grant date established)	(145)
Nonvested at March 31, 2026	90

Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions with grant dates (in thousands):

Nonvested at December 31, 2025	377
Granted	19
Nonvested at March 31, 2026	396
The following table summarizes activity for restricted stock units with market and service-based conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	19
Granted (accounting grant dates established)	(19)
Nonvested at March 31, 2026	—
Note 12 – Income Taxes
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
For the quarters ended March 31, 2026 and 2025, the Company recorded $5.9 million and $4.7 million in income tax expense, respectively. The increase in income tax expense for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in the mix of profitable foreign jurisdictions.
Note 13 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2026	2025
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Denominator:
Weighted average shares	59,439	62,822
Basic net income per share attributable to BlackLine, Inc.	$0.14	$0.10

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Interest expense, net of taxes	1,041	125
Net income attributable to BlackLine, Inc. for diluted calculation	$9,167	$6,180
Denominator:
Weighted average shares	59,439	62,822
Dilutive effect of securities	538	632
Dilutive effect of convertible senior notes	9,858	1,385
Shares used to calculate diluted net income per share	69,835	64,839
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.10
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
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended March 31,
	2026	2025
Stock options - service-only vesting conditions	552	477
Restricted stock units - service-only vesting conditions	2,458	1,544
Restricted stock units - performance and service conditions	79	37
Restricted stock units - market and service conditions	387	195
WL contingently returnable common shares	221	—
Total shares excluded from net income per share	3,697	2,253
The denominator for diluted net income per share attributable to BlackLine, Inc. does not include any effect from the Capped Calls as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to the Company under the 2029 Capped Calls would offset the dilutive effect of the shares that the Company would issue under the Notes. Refer to “Note 9 - Convertible Senior Notes” for additional information on the Notes and the related Capped Calls.
Note 14 – Commitments and Contingencies
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At March 31, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Operating Leases — At March 31, 2026, the Company committed $28.2 million for leases signed but not yet commenced. These leases, which are expected to commence within the next twelve months, have lease terms ranging from 10.0 years to 15.5 years.
Note 15 – Unearned Revenue and Performance Obligations
Revenue totaling $151.8 million and $138.4 million was recognized during the quarters ended March 31, 2026 and 2025, respectively, that was previously included in the deferred revenue balance at December 31, 2025 and 2024, respectively.
Contracted but unrecognized revenue was $1.1 billion at March 31, 2026, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.
Note 16 – Subsequent Events
The Company continued its execution of the stock buyback program authorized by the Board. Refer to “Note 11 – Stockholders’ Equity” for additional information regarding the stock buyback program. For the period from April 1, 2026 through April 27, 2026, the Company repurchased and retired 0.5 million shares of common stock for an aggregate amount of $17.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We offer a future-ready platform that drives digital finance transformation by empowering organizations with accurate, efficient, and intelligent financial operations. Built on the Studio360 platform, BlackLine unifies data, streamlines processes, and delivers real-time insights through automation and intelligence powered by Verity - a comprehensive suite of embedded, auditable AI capabilities that provides finance and accounting teams with a new digital workforce.
We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc.
At March 31, 2026, we had 4,301 customers, exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, professional services firms, business process outsourcers, and resellers.
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
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the quarter ended March 31, 2026. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2025 and during the quarter ended March 31, 2026 carried an initial non-cancellable term of three years. In 2025, we updated our pricing model to reflect the value of our solutions based on factors such as product mix, organization size, and volumetrics (e.g. number of transactions or entities). We typically invoice subscription fees annually in advance, which are initially recorded as deferred revenue and recognized ratably over the contract term. First-year subscription fees are generally payable within 30 days of contract execution, with subsequent fees due upon renewal.
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
For the quarters ended March 31, 2026 and 2025, we had revenues totaling $183.2 million and $166.9 million, respectively. We generated net income attributable to BlackLine, Inc. of $8.1 million and $6.1 million for the quarters ended March 31, 2026 and 2025, respectively.
Global Macroeconomic Factors
Our operating results may vary due to the impact of industry or global economic conditions on us or our customers. General macroeconomic conditions, such as political conflicts, recession, inflation or rising interest rates, an economic downturn in the U.S. or internationally, adverse business conditions and liquidity concerns, have and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, we have seen customers delay and defer purchasing decisions, which has adversely impacted our near-term demand.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business and performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Mar. 31, 2025	Jun. 30, 2025	Sep. 30, 2025	Dec. 31, 2025	Mar. 31, 2026
Dollar-based net revenue retention rate	104%	105%	103%	105%	105%
Platform pricing ARR as a percentage of eligible ARR	—	—	—	11%	13%
Number of customers	4,455	4,451	4,424	4,394	4,301
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At March 31, 2026, our dollar-based net revenue retention rate remained consistent from the year ended December 31, 2025, reflecting continued customer engagement and retention, despite the impact of unfavorable foreign exchange rates. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
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
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters ended March 31, 2026 and 2025, no single customer accounted for more than 10% of our total revenues.
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

	Quarter Ended March 31,
	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$139,150	$126,007
GAAP gross margin	76.0%	75.5%
GAAP operating income	$6,235	$3,575
GAAP operating margin	3.4%	2.1%
GAAP net income attributable to BlackLine, Inc.	$8,126	$6,055
Diluted net income per share attributable to BlackLine, Inc.	$0.13	$0.10

	Quarter Ended March 31,
	2026	2025

	(in thousands, except percentages)
Non-GAAP gross profit	$146,953	$132,834
Non-GAAP gross margin	80.2%	79.6%
Non-GAAP operating income	$39,604	$34,953
Non-GAAP operating margin	21.6%	20.9%
Non-GAAP net income attributable to BlackLine, Inc.	$39,606	$36,324
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.56	$0.49
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Non-GAAP gross profit is defined as GAAP revenues less GAAP cost of revenue adjusted for amortization of acquired developed technology, stock-based compensation, and transaction-related costs (including, but not limited to, accounting, legal, and advisory fees related to the transaction, as well as transaction-related retention bonuses). Non-GAAP gross margin is defined as non-GAAP gross profit divided by GAAP revenues. We believe that presenting non-GAAP gross profit and non-GAAP gross margin is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison of gross profit between periods.
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

Non-GAAP Net Income Attributable to BlackLine and Diluted Non-GAAP Net Income Per Share Attributable to BlackLine, Inc. Non-GAAP net income attributable to BlackLine is defined as GAAP net income attributable to BlackLine adjusted for the income tax effects of acquisitions, stock-based compensation shortfalls and windfalls, and the discrete tax impact of other non-GAAP adjustments, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”) and 0.00% Convertible Senior Notes which matured and were paid off in 2026 (the “2026 Notes” and, together with the 2029 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, restructuring costs, legal settlement gains or costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income between all periods presented.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended March 31,
	2026	2025

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$139,150	$126,007
Amortization of acquired developed technology	3,522	3,173
Stock-based compensation	4,281	3,646
Transaction-related costs	—	8
Total non-GAAP gross profit	$146,953	$132,834
Gross margin	76.0%	75.5%
Non-GAAP gross margin	80.2%	79.6%
Non-GAAP Operating Income:
Operating income	$6,235	$3,575
Amortization of intangible assets	3,783	3,650
Stock-based compensation	24,785	19,419
Transaction-related costs	2,923	3,010
Restructuring and legal settlement costs	1,878	5,299
Total non-GAAP operating income	$39,604	$34,953
GAAP operating margin	3.4%	2.1%
Non-GAAP operating margin	21.6%	20.9%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Provision for (benefit from) income taxes	1,935	(654)
Amortization of intangible assets	3,783	3,650
Stock-based compensation	24,785	19,308
Amortization of debt issuance costs	805	834
Transaction-related costs	2,923	3,010
Restructuring and legal settlement costs	1,878	5,299
Adjustment to redeemable non-controlling interest	(4,629)	(1,178)
Total non-GAAP net income attributable to BlackLine, Inc.	$39,606	$36,324

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended March 31,
	2026	2025

	(in thousands)
Revenues
Subscription and support	$173,714	$158,462
Professional services	9,441	8,469
Total revenues	183,155	166,931
Cost of revenues
Subscription and support	36,436	34,130
Professional services	7,569	6,794
Total cost of revenues	44,005	40,924
Gross profit	139,150	126,007
Operating expenses
Sales and marketing	67,421	63,063
Research and development	30,560	25,725
General and administrative	33,241	28,345
Restructuring costs	1,693	5,299
Total operating expenses	132,915	122,432
Income from operations	6,235	3,575
Other income (expense)
Interest income	6,058	8,892
Interest expense	(2,494)	(2,522)
Other income, net	3,564	6,370
Income before income taxes	9,799	9,945
Provision for income taxes	5,908	4,671
Net income	3,891	5,274
Net income attributable to redeemable non-controlling interest	394	397
Adjustment attributable to redeemable non-controlling interest	(4,629)	(1,178)
Net income attributable to BlackLine, Inc.	$8,126	$6,055
Comparison of Quarters Ended March 31, 2026 and 2025
Revenues

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$173,714	$158,462	$15,252	10%
Professional services	9,441	8,469	972	11%
Total revenues	$183,155	$166,931	$16,224	10%

	March 31,
	2026	2025
Dollar-based net revenue retention rate	105%	104%
Platform pricing ARR as a percentage of eligible ARR	13%	—
Number of customers	4,301	4,455
The increase in revenues for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at March 31, 2026 declined marginally compared to March 31, 2025, primarily due to our strategic prioritization of enterprise and mega‑enterprise customers. Importantly, this shift reflects our focus on higher‑quality revenue and long‑term growth.
Cost of revenues

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$36,436	$34,130	$2,306	7%
Professional services	7,569	6,794	775	11%
Total cost of revenues	$44,005	$40,924	$3,081	8%
Gross margin	76.0%	75.5%
The increase in total cost of revenues for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to the following:
•$3.8 million increase in computer software expenses due to upgrades to support business growth;
•$0.7 million increase in amortization of developed technology due to net additions to software placed into service; partially offset by
•$1.1 million decrease in employee compensation and benefits; and
•$0.5 million decrease in professional fees.
Sales and marketing

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$67,421	$63,063	$4,358	7%
Percentage of total revenues	36.8%	37.8%
The increase in sales and marketing expenses for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to the following:
•$4.9 million increase in employee compensation and benefits; and
•$1.0 million increase in travel-related expenses; partially offset by
•$0.6 million decrease in professional fees.
Research and development

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development, gross	$37,607	$31,755	$5,852	18%
Capitalized internally developed software costs	(7,047)	(6,030)	(1,017)	17%
Research and development, net	$30,560	$25,725	$4,835	19%
Percentage of total revenues	16.7%	15.4%
The increase in research and development expenses for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to the following:
•$5.0 million increase in employee compensation and benefits; and
•$0.9 million increase in computer software expenses due to new investments in automation and higher spend on cloud hosting services; partially offset by

•$1.0 million increase in capitalized software costs primarily due to the continued development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.3 million decrease in professional fees.
General and administrative

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$33,241	$28,345	$4,896	17%
Percentage of total revenues	18.1%	17.0%
The increase in general and administrative expenses for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to the following:
•$2.3 million increase in employee compensation and benefits;
•$1.9 million increase primarily due to an unfavorable change in foreign currency, net of the impact of foreign currency forward contracts;
•$0.4 million increase in professional fees; and
•$0.3 million increase in advisory and legal-related expenses.
Restructuring costs

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Restructuring costs	$1,693	$5,299	$(3,606)	(68%)
The decrease in restructuring costs during the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to lower additional one-time termination benefits under the Fiscal 2025 restructuring programs. Refer to “Note 10 - Restructuring Costs” in our unaudited condensed consolidated financial statements for additional information.
Interest income

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income	$6,058	$8,892	$(2,834)	(32%)
The decrease in interest income during the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily due to decreased average balances on our investments and cash balances, and to a lesser extent, a decrease in average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest expense	$2,494	$2,522	$(28)	(1%)
Interest expense for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, decreased slightly due to the repayment of our 2026 Notes in March 2026. Refer to “Note 9 - Convertible Senior Notes” in our unaudited condensed consolidated financial statements for additional information.

Provision for income taxes

	Quarter Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$5,908	$4,671	$1,237	26%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended March 31, 2026, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended March 31, 2026 and 2025, we recorded $5.9 million and $4.7 million in income tax expense, respectively. The increase in income tax expense for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, resulted primarily from non-deductible officer compensation and stock-based compensation shortfalls, along with changes in the mix of profitable foreign jurisdictions.
Liquidity and Capital Resources
At March 31, 2026, our principal sources of liquidity were an aggregate of $525.1 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
At March 31, 2026, we had $675.0 million aggregate principal amount of 2029 Notes outstanding, following the repayment of the total outstanding $230.2 million aggregate principal amount of our 2026 Notes on March 15, 2026. We plan to, and believe we are able to, make all expected interest payments on the 2029 Notes in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At March 31, 2026, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
At March 31, 2026, we have obligations totaling $20.6 million related to existing property and equipment leases. As of March 31, 2026, we committed $28.2 million for leases signed but not yet commenced. These leases, which are expected to commence within the next twelve months, have lease terms ranging from 10.0 years to 15.5 years.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At March 31, 2026, we had $156 million of contractual obligations, with approximately $53 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.

Unrecognized Tax Liabilities
At March 31, 2026, while we have liabilities for unrecognized tax benefits of $22.3 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at March 31, 2026 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$356	$171	$185	$—	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
Under our stock repurchase program, which authorizes the periodic repurchase of our common stock, the Board of Directors (the “Board”) approved an increase to the stock repurchase program of an additional $100 million of common stock on March 13, 2026. This increased the total authorization for repurchases under our stock repurchase program from $400 million to $500 million. Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
We repurchased and retired approximately 1.2 million shares of common stock for $47.1 million during the quarter ended March 31, 2026. At March 31, 2026, $217.4 million remained available for repurchases under this program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Quarter Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$46,296	$46,742
Net cash provided by (used in) investing activities	$96,880	$(399,041)
Net cash used in financing activities	$(291,032)	$(54,311)

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
For the quarter ended March 31, 2026, cash provided by operating activities was $46.3 million, resulting from net non-cash expenses of approximately $36.8 million, net cash flows provided as a result of changes in operating assets and liabilities of $5.6 million, and net income of $3.9 million. The $5.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$41.9 million decrease in accounts receivable primarily due to increased collections; and
•$3.1 million decrease in other assets primarily due to a net decrease in prepaid commissions.
These increases in the changes to our operating assets and liabilities were partially offset by the following:
•$17.5 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments and payments related to our Fiscal 2025 restructuring programs, partially offset by timing of payments for salaries and employee benefits;
•$9.5 million decrease in deferred revenue primarily due to seasonality in the sales cycle, which led to lower billings and higher revenue recognition;
•$7.7 million decrease in accounts payable due to timing of payments;
•$3.3 million increase in prepaid expenses and other current assets primarily due to timing of payments for license renewals; and
•$1.6 million decrease in operating lease liabilities.
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
These increases in the changes to our operating assets and liabilities were partially offset by the following:
•$8.0 million decrease in deferred revenue primarily due to seasonality in the sales cycle, which led to lower billings and higher revenue recognition;
•$6.6 million decrease in accrued expenses and other current liabilities primarily due to annual bonus payments, partially offset by severance benefit accruals related to the Fiscal 2025 restructuring programs; and
•$3.6 million decrease in accounts payable due to timing of payments.
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of marketable securities, capitalized software development costs, and capital expenditures for property and equipment.
For the quarter ended March 31, 2026, cash provided by investing activities was $96.9 million primarily as a result of the following:
•$107.4 million of proceeds from maturities and sales of marketable securities, net of purchases; partially offset by
•$8.4 million for capitalized software development costs; and
•$2.1 million in purchases of property and equipment.
For the quarter ended March 31, 2025, cash used in investing activities was $399.0 million primarily as a result of the following:
•$384.9 million of purchases of marketable securities;

•$8.2 million for capitalized software development costs; and
•$6.0 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the quarter ended March 31, 2026, cash used in financing activities was $291.0 million primarily as a result of the following:
•$230.2 million for the repayment of the 2026 Notes with cash on hand;
•$46.0 million for repurchases of common stock;
•$11.8 million for acquisitions of common stock for tax withholding obligations; and
•$3.3 million for the purchase of additional shares of common stock in BlackLine K.K., resulting in a decrease in the redeemable non-controlling interest.
For the quarter ended March 31, 2025, cash used in financing activities was $54.3 million primarily as a result of the following:
•$45.5 million of repurchases of common stock; and
•$10.9 million for acquisitions of common stock for tax withholding obligations; partially offset by
•$2.1 million of proceeds from exercises of stock options.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2026, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 - “Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements, and our expectation of their impact, if any, on our results of operations and financial condition.
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

We had cash and cash equivalents and marketable securities of $525.1 million at March 31, 2026. Our cash equivalents and marketable securities consist of highly liquid money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we are exposed to foreign currency exchange rate risk arising from our international operations denominated in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar. We expect to continue to expand our international operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $6.7 million or increased by approximately $6.7 million, respectively, our cash balances at March 31, 2026.
In 2025, we initiated a program to hedge exposures to cash fluctuations in the British Pound and the Euro using foreign currency forward contracts. The forward contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. We do not enter into derivative financial contracts for speculative or trading purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2026, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
•Our increased focus on the development and use of agentic, generative, and other artificial intelligence and machine learning technologies (“AI/ML”) in our platform and our business, or any potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
Our growth depends in part upon increasing our customer base, which will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally. We may have difficulty attracting potential customers that rely on widely-available and inexpensive software tools, or that have already invested substantial personnel and financial resources to integrate internally-developed or other software solutions into their businesses, as such organizations may be reluctant or unwilling to invest in a new product. If we fail to attract new customers or maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
As we move to a platform model, our growth depends upon our ability to sell additional products and increase usage from our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products through our platform. Although our revenue has continued to grow, the rate of growth has slowed in recent periods, and we have experienced a decline in the number of our customers and users. The decline in revenue growth is attributable, in part, to strategic business decisions made in response to the maturation of the market for our financial close products. Specifically, our refined commercial focus on enterprise and large mid-market customers has resulted in an increased rate of churn among smaller customers. In addition, our shift to a platform pricing model that is not based on the number of users may increase our user attrition rate as customers migrate to the platform pricing model. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for solutions that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
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
Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. As a result, we may in the future be required to change our pricing model, reduce our prices or accept other unfavorable contract terms, any of which could affect our revenue. For example, we have shifted to a platform pricing model, which is no longer tied to the amount of users and is instead driven by the size and complexity of the customer. We are uncertain as to how this new model will be received by our customers and certain customers may view this model unfavorably and decline to renew their agreements. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.
Economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for business software applications and services generally, and for accounting and finance systems in particular. We have been operating in a period of economic uncertainty and cannot predict the timing, strength, or duration of any economic recovery. The global economy has been, and may in the future be adversely affected by concerns of inflation and fluctuating interest rates, the imposition of tariffs and non-tariff trade barriers, as well as reciprocal actions, adverse business conditions and liquidity concerns, along with macroeconomic volatility and uncertainty, including increased energy and commodity price volatility. Such general macroeconomic conditions have contributed to a more restrained and selective IT spending environment that could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. If we are unable to maintain pipeline growth or if our win rates decline, our ability to grow our revenue and profitability could be adversely affected. A failure to continue our shift toward platform-priced solutions could also negatively impact our future financial performance. In addition, professional services revenue may decrease as new implementation projects are delayed. To the extent that there are unfavorable conditions in the national and global economy, our business could be negatively impacted. Current and potential customers may reduce their budgets for accounting, finance, and technology, or they may postpone or decide not to purchase or renew subscriptions to our products, which they might view as discretionary. This would limit our ability to grow and negatively affect our operating results. Additionally, corporate cost-cutting and tighter budgets could reduce the rate of spending on accounting, finance, and information technology. This could affect our customers’ ability or willingness to purchase our cloud platform, delay purchasing decisions, reduce the value or duration of their subscription contracts, or increase attrition rates, all of which would adversely affect our operating results. The occurrence of a natural disaster, global public health crisis, geopolitical uncertainty or war has caused, and in the future may cause, customers to request concessions, including extended payment terms, free modules or better pricing. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results.
In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs, as well as geopolitical volatility. For example, the current U.S. administration has imposed significant new tariffs on imports from numerous trading partners; such tariffs and retaliatory measures by those trading partners may adversely impact trade relations, increase costs, and reduce our customers’ purchasing power. These could also increase pressure on supply chains and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.
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
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events and an uncertain political climate, including war and political and social upheaval in certain regions of the world, including the recent escalation of hostilities in Iran and surrounding nations, may create heightened risks of cybersecurity incidents for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third-party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' security measures is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party service providers, and we cannot guarantee that our or our third-party service providers' systems and networks have not been compromised, or that they do not contain exploitable defects or bugs that could result in a compromise of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We have experienced incidents targeting our internal systems, and we may also in the future suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
We have incorporated and may continue to incorporate AI/ML solutions and features, such as agentic AI, into our platform and otherwise within our business, which may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies, including agentic AI, may be used to identify vulnerabilities and build exploitations for certain cybersecurity attacks, and may increase their frequency and intensity, resulting in heightened risks of security breaches and incidents.
Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to notify individuals of data security breaches involving certain types of personal data or critical infrastructure. These or other disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures, which could impact our operating results.
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
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience phishing attacks targeting our employees, web application and infrastructure attacks, and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies including AI/ML, and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. We have and may in the future experience security breaches or incidents introduced through the tools and services we use. We continuously monitor our infrastructure, adjust our intrusion detection capabilities, and practice security-by-design principles in our software development lifecycle to help prevent and detect security breaches and incidents, including those relating to tools and services provided by third parties. However, there can be no assurance that our defensive measures will prevent cyber attacks or other security breaches or incidents, or allow us to identify, remediate, or otherwise respond to them in a timely or effective manner. Any such attacks, breaches or incidents, or perception that any have occurred, could damage our brand and reputation and negatively impact our business.
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
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, such as agentic AI, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to effectively implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. We must effectively demonstrate to customers and prospects that our solutions and features are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI, and other emerging technologies. If we are unable to continue to innovate and demonstrate a compelling value proposition that exceeds what customers believe they can create on their own with AI/ML tools, and/or what ERPs are able to integrate directly in their offerings, our ability to attract and retain customers could be diminished, which would adversely affect our business. In addition, if our current and potential competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.
Additionally, our AI/ML solutions and features, including agentic AI, may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations. Agentic AI introduces risks that are distinct from other types of AI, including the potential for agentic AI to operate unpredictably, exceed their prescribed authorizations, or fail to align with internal policies or legal obligations. Errors or unintended actions taken by this agentic AI could lead to significant financial loss, data breaches, contractual breaches, or regulatory non-compliance. Moreover, the use of AI/ML capabilities, including agentic AI or tools to improve internal functions and operations, may also introduce other legal, financial, and strategic risks. We may overestimate the ability of such capabilities and tools to yield these benefits, and we may be required to make additional investments in technology and systems. We may also need to make changes to our business and operating model in light of changes in our industry, which could cause disruptions to our business. We have implemented policies, guidelines, and procedures specifically directed at the use of AI/ML tools in the workplace to address these risks, but the use of AI/ML tools by our workforce may nonetheless result in exposure of our proprietary information to unauthorized recipients, exposure to or misuse by unauthorized recipients of our or third-party data or intellectual property, or failure to comply with open source software requirements. Our efforts to mitigate these risks, including through training, monitoring, and enforcement of our policies, guidelines, and procedures governing the use of AI/ML tools may not be successful.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, we recently announced that our founder, Therese Tucker will retire from full-time executive employment at the Company in June 2026. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features, such as AI agents. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions, including AI agents, that could reduce or eliminate the need for our solutions. If organizations do not allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow to the extent or on the timing we anticipate, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. Our ability to accelerate or grow sales is dependent on customers continuing to invest in work transformation. Deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, the imposition of tariffs and non-tariff trade barriers, increased energy and commodity price volatility, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, including the recent escalation of hostilities in Iran and surrounding nations, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.
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
Market acceptance of our products may also be affected by customer confusion associated with the introduction of new and emerging technologies by us and our competitors, or changes in technological trends, such as the increase in the use of AI/ML, including agentic AI, particularly to the extent that our potential customers are more easily able to develop their own solutions with AI/ML technologies. With the introduction of new technologies, the evolution of our platform and new market entrants, we expect competition to intensify in the future. Increased competition generally could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.
Failure to effectively organize and motivate our sales resources could harm our ability to increase our customer base.
Increasing our customer base and sales will depend, to a significant extent, on our ability to effectively organize and drive our sales and marketing operations and activities. As we have grown and scaled our operations, we have aligned our sales team to help streamline the customer experience. We rely on our direct sales force to obtain new customers and to maximize the lifetime value of our customer relationships through retention and upsell efforts. Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. As we and many of our customers have transitioned to a hybrid or fully remote workplace, our sales and marketing teams have continued to primarily engage with customers online and through other communication channels, including virtual meetings. There is no guarantee that our sales and marketing teams will be as successful or effective using these other communication channels as they try to build relationships. If we cannot provide our teams with the tools and training to enable them to do their jobs efficiently and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.
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
We regularly evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets. We also may enter into relationships with other businesses to expand our products and services, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may be subject to approvals and conditions that are beyond our control. Consequently, these transactions, even if announced, may not be completed. In connection with a strategic transaction, we may:
•issue additional equity or equity-linked securities that would dilute our existing stockholders;
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
Our customer agreements typically provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, for example, due to a cybersecurity incident or human error, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.
Risks Related to Our Financial Performance or Results
We may not be able to sustain or increase profitability in the future.
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We may incur net losses attributable to BlackLine, Inc. Our reported GAAP profitability can fluctuate, and while we have generated positive free cash flow in recent periods, this metric may not be indicative of our future GAAP profitability. We had an accumulated deficit of $21.3 million at March 31, 2026. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional products or services, delay a prospective customer’s purchasing decision or affect customer retention, including the macroeconomic environment, increased energy and commodity price volatility, uncertainty in the financial services market, inflation, fluctuating interest rates, tariffs and other non-tariff trade barriers, or geopolitical events;
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
We recognize subscription revenue from our platform ratably over the terms of our customers’ agreements, most of which have one-year terms but an increasing number of which have up to three-year terms. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue related to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of that agreement. As a result, growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At March 31, 2026, we had goodwill and intangible assets with a net book value of $511.3 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
Identifying, negotiating and documenting relationships with other companies require significant time and resources. Our agreements with technology vendors are typically limited in duration, non-exclusive, cancellable upon notice and do not prohibit the counterparties from working with our competitors or from offering competing services. For example, our agreement with SAP can be terminated by either party upon six months’ notice and there is no assurance that our relationship with SAP will continue. If our solution is no longer resold by SAP as a solution extension, our business would be adversely affected. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. If we are unsuccessful in establishing or maintaining our relationships, or if the counterparties to our relationships offer competing solutions, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.
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
We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with companies that resell our solutions. We continue to strengthen our relationships with our existing network of resellers to help grow our business globally. Our agreements with our existing resellers are non-exclusive, meaning resellers may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our solutions with limited or no notice and with little or no penalty. We expect that any additional resellers we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our solutions. If we fail to identify additional resellers in a timely and cost-effective manner, or at all, or are unable to assist our current and future resellers in independently selling our solutions, our business, results of operations, and financial condition could be adversely affected. If resellers do not effectively market and sell our solutions, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Risks Related to Our Legal and Regulatory Environment
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the U.S., and thus our business is susceptible to risks associated with international sales and operations.
We currently maintain offices and/or have personnel outside the U.S., including, without limitation, in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. In addition to our organic growth, we have also executed acquisitions and strategic transactions outside the U.S. as part of our ongoing international expansion strategy. We derived approximately 32% and 30% of our revenues from sales outside the U.S. during the quarters ended March 31, 2026 and 2025, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful.
Conducting international operations, particularly in new markets, subjects us to additional risks. These risks include:
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
•the impact of natural disasters, climate change, geopolitical events and political uncertainty, including war and political and social upheaval in certain regions in the world, such as the recent escalation of hostilities in Iran and surrounding nations, and public health pandemics, on employees, customers, partners, third-party contractors, travel and the global economy; and

•reduced or varied protection for intellectual property rights in some countries.
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
In addition, the stock markets have experienced significant price and volume fluctuations. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Stockholders have instituted securities class action litigation following periods of market volatility. If we were to become the target of this type of litigation in the future, it could subject us to substantial costs, divert resources and the attention of management, and adversely affect our business, results of operations, financial condition and cash flows.
Provisions of our corporate governance documents could make an acquisition of BlackLine more difficult and may impede attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us or prevent a change in our management, even if doing so might be beneficial to our stockholders. Among other things:
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
At March 31, 2026, we had $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”) outstanding.

Holders of the 2029 Notes will have the right to require us to repurchase all or a portion of the 2029 Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the indenture governing the 2029 Notes. In addition, upon conversion of the 2029 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2029 Notes being converted, as described in the indenture governing the 2029 Notes. Moreover, we will be required to repay the 2029 Notes in cash at maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of the 2029 Notes surrendered therefor or pay cash with respect to the 2029 Notes being converted or at their respective maturity. Our ability to repay or refinance the 2029 Notes will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Further, if the 2029 Notes convert and we elect to issue common stock in lieu of cash upon conversion, our existing stockholders could suffer significant dilution.
In addition, our ability to repurchase the 2029 Notes or to pay cash upon conversions of the 2029 Notes or at maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the 2029 Notes at a time when the repurchase is required by the indenture governing the 2029 Notes or to pay cash upon conversion of the 2029 Notes or at maturity as required by the indenture governing the 2029 Notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the 2029 Notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2029 Notes or pay cash with respect to the 2029 Notes being converted or at maturity of the 2029 Notes, which could harm our business, results of operations, or financial condition.
Our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the 2029 Notes;
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
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled under the indenture governing the 2029 Notes to convert the 2029 Notes at any time during the specified periods at their option. At March 31, 2026, the conditional conversion feature of the 2029 Notes was not triggered. If the conditional conversion feature of the 2029 Notes is triggered and one or more holders elects to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The 2029 Capped Calls may affect the value of our common stock and we are subject to counterparty risk with respect to the 2029 Capped Calls.
In connection with the issuance of the 2029 Notes, we entered into the 2029 Capped Calls with the counterparties with respect to the 2029 Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the 2029 Notes (and are likely to do so on each exercise date of the 2029 Capped Calls). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.
In addition, global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. The counterparties to the 2029 Capped Calls are financial institutions and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the 2029 Capped Calls. If a counterparty to one or more 2029 Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, it will increase if the market price or the volatility of our common stock increases. Upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees or engage outside consultants, which will increase our operating expenses.
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
Natural disasters, climate change, political instability, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, including the recent escalation of hostilities in Iran and surrounding nations, and other events beyond our control. As we increasingly locate our business operations in countries outside of the U.S., our exposure to these risks may be heightened. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. A significant portion of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, floods, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended March 31, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
January 1 - 31, 2026	200	$53.32	200	$153,794
February 1 - 28, 2026	320	$37.13	320	$141,912
March 1 - 31, 2026	660	$37.21	660	$217,354
Total	1,180		1,180
(1) Under the Company’s stock repurchase program, which authorizes the periodic repurchase of its common stock, the Board of Directors (the “Board”) approved an increase to the stock repurchase program of an additional $100 million of common stock on March 13, 2026. This increased the total authorization for repurchases under the stock repurchase program from $400 million to $500 million. The repurchase program has no expiration date and may be suspended or discontinued at any time.
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
Item 5.    Other Information
On February 19, 2026, Greg Hughes, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement”, as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 1,637 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 22, 2027 or earlier if all transactions under the trading arrangement have been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended March 31, 2026.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1**	Cooperation Letter Agreement, dated March 9, 2026, between the Company, Engaged Capital, LLC and certain other parties	8-K	001-37924	10.1	March 10, 2025

10.2+	Employment Agreement Amendment between the Company and Owen Ryan, signed May 6, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
**    Certain personally identifiable information of this exhibit has been omitted pursuant to Item 601(a)(6) of Regulation S-K. *** indicates that information has been redacted.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Owen Ryan
Owen Ryan
Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2026

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2026