Form 10-Q
period 2026-06-30
BLACKLINE, INC.
filed 2026-08-05
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 31, 2026 was 58,125,270.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

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

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$242,897	$390,034
Marketable securities (amortized cost of $285,087 and $387,936 at June 30, 2026 and December 31, 2025, respectively)	284,863	388,178
Accounts receivable, net of allowances of $2,734 and $2,970 at June 30, 2026 and December 31, 2025, respectively	190,185	218,100
Prepaid expenses and other current assets	29,685	28,897
Total current assets	747,630	1,025,209
Capitalized software development costs, net	52,013	49,494
Property and equipment, net	15,555	13,255
Intangible assets, net	41,768	49,352
Goodwill	465,715	465,804
Operating lease right-of-use assets	21,024	22,756
Deferred tax assets, net	35,652	39,341
Other assets	89,579	94,308
Total assets	$1,468,936	$1,759,519
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,323	$15,523
Accrued expenses and other current liabilities	60,145	76,790
Deferred revenue, current	363,684	368,593
Finance lease liabilities, current	13	12
Operating lease liabilities, current	4,354	4,436
Convertible senior notes, net, current	—	230,023
Total current liabilities	434,519	695,377
Finance lease liabilities, noncurrent	2,212	40
Operating lease liabilities, noncurrent	16,842	19,850
Convertible senior notes, net, noncurrent	667,319	666,046
Deferred tax liabilities, net	4,906	5,244
Deferred revenue, noncurrent	1,568	922
Other long-term liabilities	1,103	593
Total liabilities	1,128,469	1,388,072
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 4)	24,293	39,121
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,376,978 and 59,880,563 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	584	599
Additional paid-in capital	329,461	356,841
Accumulated other comprehensive loss	(881)	(296)
Accumulated deficit	(12,990)	(24,818)
Total stockholders' equity	316,174	332,326
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,468,936	$1,759,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Subscription and support	$177,856	$163,027	$351,570	$321,489
Professional services	9,966	8,998	19,407	17,467
Total revenues	187,822	172,025	370,977	338,956
Cost of revenues
Subscription and support	37,509	35,189	73,945	69,319
Professional services	7,635	7,433	15,204	14,227
Total cost of revenues	45,144	42,622	89,149	83,546
Gross profit	142,678	129,403	281,828	255,410
Operating expenses
Sales and marketing	68,489	64,712	135,910	127,775
Research and development	31,294	27,964	61,854	53,689
General and administrative	30,788	28,138	64,029	56,483
Restructuring costs	1,117	1,044	2,810	6,343
Total operating expenses	131,688	121,858	264,603	244,290
Income from operations	10,990	7,545	17,225	11,120
Other income (expense)
Interest income	4,138	8,555	10,196	17,447
Interest expense	(2,360)	(2,533)	(4,854)	(5,055)
Other income, net	1,778	6,022	5,342	12,392
Income before income taxes	12,768	13,567	22,567	23,512
Provision for income taxes	3,500	6,176	9,408	10,847
Net income	9,268	7,391	13,159	12,665
Net income attributable to redeemable non-controlling interest	937	660	1,331	1,057
Adjustment attributable to redeemable non-controlling interest	(8,150)	(1,561)	(12,779)	(2,739)
Net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Basic net income per share attributable to BlackLine, Inc.	$0.28	$0.13	$0.42	$0.23
Shares used to calculate basic net income per share	58,529	62,143	58,981	62,481
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.13	$0.40	$0.23
Shares used to calculate diluted net income per share	68,558	64,004	69,192	64,420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,268	$7,391	$13,159	$12,665
Other comprehensive income (loss):
Net change in unrealized losses on marketable securities, net of benefit from taxes of $0 and $56 for the quarter and six months ended June 30, 2026, respectively, and $0 for the quarter and six months ended June 30, 2025.	(170)	(78)	(398)	(24)
Foreign currency translation	(148)	173	(303)	418
Other comprehensive income (loss)	(318)	95	(701)	394
Comprehensive income	8,950	7,486	12,458	13,059
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	937	660	1,331	1,057
Foreign currency translation attributable to redeemable non-controlling interest	(65)	83	(116)	199
Comprehensive income attributable to redeemable non-controlling interest	872	743	1,215	1,256
Comprehensive income attributable to BlackLine, Inc.	$8,078	$6,743	$11,243	$11,803
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2026	59,172	$592	$327,307	$(628)	$(21,321)	$305,950
Stock option exercises	16	—	346	—	—	346
Stock option exercises - redeemable non-controlling interest	—	—	7	—	—	7
Vesting of restricted stock units	279	3	—	—	—	3
Issuance of common stock through employee stock purchase plan	156	2	4,084	—	—	4,086
Repurchases of common stock, including excise taxes	(1,246)	(13)	(37,910)	—	—	(37,923)
Acquisition of common stock for tax withholding obligations	—	—	(1,340)	—	—	(1,340)
Stock-based compensation	—	—	28,817	—	—	28,817
Other comprehensive loss	—	—	—	(253)	—	(253)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	8,150	—	8,331	16,481
Balance at June 30, 2026	58,377	$584	$329,461	$(881)	$(12,990)	$316,174

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	59,881	$599	$356,841	$(296)	$(24,818)	$332,326
Stock option exercises	19	—	400	—	—	400
Stock option exercises - redeemable non-controlling interest	—	—	85	—	—	85
Vesting of restricted stock units	747	8	—	—	—	8
Issuance of common stock through employee stock purchase plan	156	2	4,084	—	—	4,086
Repurchases of common stock, including excise taxes	(2,426)	(25)	(85,301)	—	—	(85,326)
Acquisition of common stock for tax withholding obligations	—	—	(13,103)	—	—	(13,103)
Stock-based compensation	—	—	53,676	—	—	53,676
Other comprehensive loss	—	—	—	(585)	—	(585)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	12,779	—	11,828	24,607
Balance at June 30, 2026	58,377	$584	$329,461	$(881)	$(12,990)	$316,174

	Quarter Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	62,261	$623	$461,570	$(178)	$(44,112)	$417,903
Stock option exercises	78	1	2,879	—	—	2,880
Vesting of restricted stock units	236	2	—	—	—	2
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(796)	(8)	(43,536)	—	—	(43,544)
Acquisition of common stock for tax withholding obligations	—	—	(2,052)	—	—	(2,052)
Stock-based compensation	—	—	25,962	—	—	25,962
Other comprehensive income	—	—	—	12	—	12
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,561	—	6,731	8,292
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	130	2	5,011	—	—	5,013
Vesting of restricted stock units	552	5	—	—	—	5
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(1,716)	(17)	(89,251)	—	—	(89,268)
Acquisition of common stock for tax withholding obligations	—	—	(12,991)	—	—	(12,991)
Stock-based compensation	—	—	45,485	—	—	45,485
Other comprehensive income	—	—	—	195	—	195
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	2,739	—	11,608	14,347
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$24,607	$14,347
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	(11,448)	(1,682)
Net income	13,159	12,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,559	22,973
Amortization of debt issuance costs	1,446	1,679
Stock-based compensation	51,222	43,231
Noncash lease expense	2,944	2,694
Reductions in noncash lease liabilities	(351)	—
Gains on disposal of fixed assets	(23)	—
Realized gains on sales of marketable securities	(7)	—
Accretion of purchase discounts on marketable securities, net	(4,397)	(5,361)
Net foreign currency (gains) losses	(149)	561
Deferred income taxes	3,385	(2,234)
Provision for credit losses	19	75
Changes in operating assets and liabilities:
Accounts receivable	26,782	5,468
Prepaid expenses and other current assets	(879)	4,788
Other assets	4,743	(1,428)
Accounts payable	(6,988)	2,529
Accrued expenses and other current liabilities	(16,807)	(12,989)
Deferred revenue	(4,258)	2,248
Operating lease liabilities	(3,643)	(3,239)
Lease incentive receipts	—	30
Other long-term liabilities	530	5,397
Net cash provided by operating activities	91,287	79,087
Cash flows from investing activities
Purchases of marketable securities	(191,283)	(476,940)
Proceeds from maturities of marketable securities	296,922	84,000
Proceeds from sales of marketable securities	1,626	—
Capitalized software development costs	(15,020)	(14,161)
Purchases of property and equipment	(4,034)	(6,917)
Net cash provided by (used in) investing activities	88,211	(414,018)
Cash flows from financing activities
Purchase of additional redeemable non-controlling interest	(3,291)	—
Repayment of convertible senior notes	(230,196)	—
Principal payments under finance lease obligations	(6)	(60)
Lease incentive receipts - finance leases	37	—
Repurchases of common stock	(84,450)	(88,783)
Proceeds from exercises of stock options	408	5,018
Proceeds from exercises of stock options - redeemable non-controlling interest	152	—
Proceeds from employee stock purchase plan	4,086	4,592
Acquisition of common stock for tax withholding obligations	(13,103)	(12,991)
Net cash used in financing activities	(326,363)	(92,224)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(276)	410
Net decrease in cash, cash equivalents, and restricted cash	(147,141)	(426,745)
Cash, cash equivalents, and restricted cash, beginning of period	390,220	886,147
Cash, cash equivalents, and restricted cash, end of period	$243,079	$459,402
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$242,897	$459,141
Restricted cash included within prepaid expenses and other current assets at end of period	182	—
Restricted cash included within other assets at end of period	—	261
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$243,079	$459,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended June 30,
	2026	2025
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$2,454	$2,251
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,168	$1,343
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$547	$505
Accrued liabilities for repurchases of common stock	$337	$—
Excise tax on repurchases of common stock	$539	$485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
BlackLine, Inc. and its subsidiaries (the “Company” or “BlackLine”) offer BlackLine’s Agentic Financial Operations Platform that drives digital finance transformation by empowering organizations with accurate, efficient, and intelligent financial operations. Built on the Studio360 platform, and using intelligence powered by Verity - a comprehensive suite of embedded, auditable AI capabilities - BlackLine unifies data, streamlines processes, and delivers real-time insights. BlackLine’s platform is built on an architecture that separates the system processing transactions from the system that independently validates and controls them.
The Company is a holding company and conducts its operations through its wholly-owned subsidiary, BlackLine Systems, Inc. (“BlackLine Systems”).
The Company is headquartered in Woodland Hills, California, with additional offices in North America, Europe, and the Asia-Pacific region.
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at June 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2026, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
Recently-adopted accounting pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which the Company adopted during the quarter ended March 31, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact that the standard will have on the disclosures within its consolidated financial statements. The Company does not intend to early adopt.
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
The Company’s Chief Operating Decision Maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, interest expense, and the provision for (benefit from) income taxes, all of which are presented in the unaudited condensed consolidated statements of operations for the quarters and six months ended June 30, 2026 and 2025. During the quarter and six months ended June 30, 2026, other significant expenses included depreciation expense of $8.6 million and $17.0 million, respectively, as well as amortization expense of $3.8 million and $7.6 million, respectively. During the quarter and six months ended June 30, 2025, other significant expenses included depreciation expense of $8.0 million and $15.9 million, respectively, as well as amortization expense of $3.5 million and $7.1 million, respectively.

The Company’s intra-entity sales are eliminated upon consolidation. The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$126,426	$119,258	$250,798	$235,628
International	61,396	52,767	120,179	103,328
	$187,822	$172,025	$370,977	$338,956
For the quarter ended June 30, 2026, the United Kingdom (U.K.) represented 10% of total revenues. For the six months ended June 30, 2026, no countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and lease right-of-use assets by geographic region (in thousands):

	June 30, 2026	December 31, 2025
United States	$12,833	$14,467
International	23,746	21,544
	$36,579	$36,011
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
Under the terms of the agreement with the Investors, all of the common stock is callable or puttable with an exercise date of January 1, 2029.
During the quarter ended March 31, 2026, employees of BlackLine K.K. exercised stock options with a total exercise price of $0.2 million, resulting in the issuance of 0.1 million shares of BlackLine K.K. common stock. The Company subsequently purchased these shares of common stock for an aggregate price of $3.3 million, which increased the majority ownership of BlackLine K.K. from 51% to 53%.

Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$31,571	$35,818	$39,121	$36,483
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	937	660	1,331	1,057
Foreign currency translation	(65)	83	(118)	199
Adjustment to redeemable non-controlling interest	(8,150)	(1,561)	(12,779)	(2,739)
Proceeds from stock option exercises – redeemable non-controlling interest	—	—	74	—
Purchase of additional redeemable non-controlling interest	—	—	(3,336)	—
Balance at end of period	$24,293	$35,000	$24,293	$35,000
Note 5 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	141,718	(100,423)	41,295
Customer relationships	26,779	(26,667)	112
Defensive patent	2,333	(1,972)	361
	$186,807	$(145,039)	$41,768

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	141,718	(93,304)	48,414
Customer relationships	26,779	(26,360)	419
Defensive patent	2,333	(1,814)	519
	$186,807	$(137,455)	$49,352
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2025	$465,804
Measurement period adjustments	(89)
Balance at June 30, 2026	$465,715
Note 6 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the unaudited condensed consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$185,728	$—	$(192)	$185,536
Commercial paper	64,453	—	—	64,453
Corporate bonds	34,906	—	(32)	34,874
	$285,087	$—	$(224)	$284,863

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$205,472	$232	$—	$205,704
Commercial paper	152,792	—	—	152,792
Corporate bonds	29,672	10	—	29,682
	$387,936	$242	$—	$388,178
The Company’s marketable securities at June 30, 2026 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 7 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $1.9 million and $4.4 million for the quarter and six months ended June 30, 2026, respectively, and $3.4 million and $5.4 million for the quarter and six months ended June 30, 2025, respectively, each recorded in interest income in the unaudited condensed consolidated statement of operations.
Net gains and losses are determined using the specific identification method. During the quarter and six months ended June 30, 2026, nominal realized gains were recognized in the unaudited condensed consolidated statements of operations from the sales of marketable securities. During the quarter and six months ended June 30, 2025, the Company had no sales of marketable securities, and therefore, no related realized gains or losses were recognized in the unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $209.6 million and unrealized losses were $0.2 million at June 30, 2026. There were no marketable securities in a continuous loss position for greater than 12 months at June 30, 2026.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at June 30, 2026.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $85.1 million and $89.3 million at June 30, 2026 and December 31, 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued salaries and employee benefits	$25,738	$39,301
Accrued income and other taxes payable	9,120	13,764
Accrued restructuring costs	1,215	4,215
Other accrued expenses and current liabilities	24,072	19,510
	$60,145	$76,790

Derivative Instruments
The Company uses foreign currency forward contracts with an approximate maturity of one month to mitigate foreign currency exchange rate fluctuations on certain foreign currency-denominated monetary assets. Under ASC 815, Derivatives and Hedging, these contracts are not designated as hedging instruments.
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid expenses and other current assets or accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. At June 30, 2026, the total gross notional amount of forward contracts was $51.0 million. Refer to “Note 7 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the quarter and six months ended June 30, 2026, the net gains from the forward contracts were $0.5 million and $1.4 million, respectively, which were recorded in general and administrative expenses.
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
Note 7 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,922	$—	$—	$18,922
U.S. treasury securities	19,953	—	—	19,953
Marketable securities
U.S. treasury securities	185,536	—	—	185,536
Commercial paper	—	64,453	—	64,453
Corporate bonds	—	34,874	—	34,874
Prepaid expenses and other current assets
Foreign currency forward contracts	—	33	—	33
Total assets	$224,411	$99,360	$—	$323,771

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$173,099	$—	$—	$173,099
Marketable securities
U.S. treasury securities	205,704	—	—	205,704
Commercial paper	—	152,792	—	152,792
Corporate bonds	—	29,682	—	29,682
Total assets	$378,803	$182,474	$—	$561,277
Liabilities
Foreign currency forward contracts	$—	$37	$—	$37
Total liabilities	$—	$37	$—	$37
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
Note 8 – Convertible Senior Notes
2029 Notes
At June 30, 2026, the Company had $675.0 million aggregate principal amount of the 1.00% 2029 Notes outstanding. The 2029 Notes consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(7,681)	(8,954)
Net carrying amount	$667,319	$666,046
The effective interest rate of the 2029 Notes, excluding the conversion option, remained 1.40% at June 30, 2026.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at June 30, 2026, was approximately $623.0 million, which represents a Level 2 valuation.
During the quarter ended June 30, 2026, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense. During the quarter ended June 30, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
During the six months ended June 30, 2026, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $3.4 million of coupon interest expense. During the six months ended June 30, 2025, the Company recognized $1.3 million of interest expense related to the amortization of debt issuance costs and $3.4 million of coupon interest expense.
The 2029 Notes were not convertible at June 30, 2026. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2025, and the 2029 Capped Calls were unchanged and still outstanding at June 30, 2026.
2026 Notes
On March 15, 2026, the scheduled maturity date of the 0.00% 2026 Notes (the “2026 Notes”), the Company repaid the total outstanding $230.2 million aggregate principal amount pursuant to the terms of the 2026 Notes with cash on hand.
During the quarters ended June 30, 2026 and 2025, the Company recognized no interest expense and $0.2 million interest expense related to the amortization of debt issuance costs, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.4 million, respectively.
All privately-negotiated capped call transactions entered into with the offering of the 2026 Notes (the “2026 Capped Calls”) expired upon the maturity of the 2026 Notes on March 15, 2026.

Note 9 – Restructuring Costs
Fiscal 2025 Restructuring Programs
In 2025, the Company initiated a global restructuring program to align resources with strategic priorities and enhance operational efficiency through talent optimization (the “Fiscal 2025 restructuring programs”). The liability for the Fiscal 2025 restructuring programs was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The following tables summarize the related activity for the quarter and six months ended June 30, 2026 (in thousands):

Accrual balance at March 31, 2026	$549
Restructuring charges	1,117
Cash payments and adjustments	(451)
Accrual balance at June 30, 2026	$1,215

Accrual balance at December 31, 2025	$4,215
Restructuring charges	2,810
Cash payments and adjustments	(5,810)
Accrual balance at June 30, 2026	$1,215
At June 30, 2026, the Company incurred cumulative costs of $17.4 million for one-time termination benefits related to the Fiscal 2025 restructuring programs, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations. The Company does not anticipate incurring material additional expenses.
Note 10 – Stockholders’ Equity
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
The Company repurchased and retired approximately 1.2 million shares of common stock for $37.7 million during the quarter ended June 30, 2026, and 2.4 million shares for $84.8 million during the six months ended June 30, 2026. At June 30, 2026, $179.7 million remained available for repurchases under this program.
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$3,640	$3,621	$6,877	$6,422
Sales and marketing	8,368	6,900	15,315	12,944
Research and development	5,471	4,451	10,203	7,801
General and administrative	10,002	9,685	18,827	16,064
	$27,481	$24,657	$51,222	$43,231
For the quarters ended June 30, 2026 and 2025, stock-based compensation capitalized as an asset was $1.3 million and $1.3 million, respectively. For the quarters ended June 30, 2026 and 2025, amortization of capitalized stock-based compensation was $1.1 million and $0.9 million, respectively.
For the six months ended June 30, 2026 and 2025, stock-based compensation capitalized as an asset was $2.5 million and $2.3 million, respectively. For the six months ended June 30, 2026 and 2025, amortization of capitalized stock-based compensation was $2.1 million and $1.8 million, respectively.

Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2025	746
Exercised	(35)
Forfeited/canceled	(5)
Outstanding at June 30, 2026	706
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2025	3,267
Granted	2,560
Vested	(917)
Forfeited/canceled	(177)
Nonvested at June 30, 2026	4,733
Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2025	218
Granted	244
Performance adjustment	(21)
Vested	(197)
Nonvested at June 30, 2026	244
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	235
Granted (legal grant with no accounting grant date established)	196
Granted (accounting grant date established)	(145)
Nonvested at June 30, 2026	286
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions with grant dates (in thousands):

Nonvested at December 31, 2025	377
Granted	270
Nonvested at June 30, 2026	647
The following table summarizes activity for restricted stock units with market and service-based conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	19
Granted (accounting grant date established)	(19)
Nonvested at June 30, 2026	—
Note 11 – Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-

deductible officer compensation, stock-based compensation shortfalls, foreign taxes, changes in the Company’s valuation allowance for income taxes, and a one-time tax benefit associated with the base erosion and anti-abuse tax.
For the quarters ended June 30, 2026 and 2025, the Company recorded $3.5 million and $6.2 million in income tax expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded $9.4 million and $10.8 million in income tax expense, respectively. The decrease in income tax expense for the quarter and six months ended June 30, 2026, compared to the quarter and six months ended June 30, 2025, resulted primarily from a one-time tax benefit associated with the base erosion and anti-abuse tax recognized in the current quarter, along with changes in the mix of profitable jurisdictions.
Note 12 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Denominator:
Weighted average shares	58,529	62,143	58,981	62,481
Basic net income per share attributable to BlackLine, Inc.	$0.28	$0.13	$0.42	$0.23

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Interest expense, net of taxes	1,710	130	2,751	255
Net income attributable to BlackLine, Inc. for diluted calculation	$18,191	$8,422	$27,358	$14,602
Denominator:
Weighted average shares	58,529	62,143	58,981	62,481
Dilutive effect of securities	171	476	353	554
Dilutive effect of convertible senior notes	9,858	1,385	9,858	1,385
Shares used to calculate diluted net income per share	68,558	64,004	69,192	64,420
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.13	$0.40	$0.23
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

The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options - service-only vesting conditions	587	382	569	429
Restricted stock units - service-only vesting conditions	4,584	1,618	3,527	1,581
Restricted stock units - performance and service conditions	244	141	162	89
Restricted stock units - market and service conditions	647	375	518	285
Contingently returnable common shares	221	—	221	—
Total shares excluded from net income per share	6,283	2,516	4,997	2,384
The denominator for diluted net income per share attributable to BlackLine, Inc. does not include any effect from the Capped Calls as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to the Company under the Capped Calls would offset the dilutive effect of the shares that the Company would issue under the Notes. Refer to “Note 8 - Convertible Senior Notes” for additional information on the Notes and the related Capped Calls.
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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At June 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Operating Leases — At June 30, 2026, the Company committed $25.0 million for a lease signed but not yet commenced. This lease, which is expected to commence within the next twelve months, has a lease term of 15.5 years.
Note 14 – Unearned Revenue and Performance Obligations
Revenue totaling $261.3 million and $237.9 million was recognized during the six months ended June 30, 2026 and 2025, respectively, that was previously included in the deferred revenue balance at December 31, 2025 and 2024, respectively.
Contracted but unrecognized revenue was $1.1 billion at June 30, 2026, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.
Note 15 – Subsequent Events
The Company continued its execution of the stock buyback program authorized by the Board. Refer to “Note 10 – Stockholders’ Equity” for additional information regarding the stock buyback program. For the period from July 1, 2026 through August 3, 2026, the Company repurchased and retired 0.3 million shares of common stock for an aggregate amount of $7.5 million.

The Board approved an increase to the stock repurchase program of an additional $100 million of the Company’s common stock on July 31, 2026. This increased the total authorization for repurchases under the stock repurchase program from $500 million to $600 million.

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
Overview
BlackLine’s Agentic Financial Operations Platform drives digital finance transformation by empowering organizations with accurate, efficient, and intelligent financial operations. Powered by Studio360 and using intelligence powered by Verity - a comprehensive suite of embedded, auditable AI capabilities - BlackLine unifies data, streamlines processes, and delivers real-time insights. Our platform is built on an architecture that separates the system processing transactions from the system that independently validates and controls them.
The platform is comprised of four primary functional layers that work as one:
•The Unified Financial Data Foundation: Aggregates and harmonizes transactional data from disparate enterprise resource planning (“ERP”) and banking systems into a consolidated, extensible data model.
•The Auditable Trust and Governance Layer: Enforces configurable rules, permissions, and financial controls to ensure system and user actions remain traceable and compliant.
•The Event-Driven Orchestration Engine: Sequences and automates workflows in real time across systems, personnel, and artificial intelligence agents.
•The Embedded Intelligence Layer (Verity AI): Integrates machine learning, generative artificial intelligence, and agentic reasoning directly into financial workflows to assist with risk detection, proposing solutions, and automating decision-making under the direction and oversight of finance and accounting teams.
We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc.
At June 30, 2026, we had 4,260 customers, exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, providers of learning language models, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, delivered by our BlackLine Studio360 Platform, include Account Reconciliations, Transaction Matching, Task Management, Reporting & Analysis, Journal Entry, Journals Risk Analyser, Account Analysis, Consolidation, Compliance, Smart Close for SAP, Verity Accruals, Cash Application, Credit & Risk Management, Collections Management, Disputes & Deductions Management, Team & Task Management, AR Intelligence, Electronic Invoicing & Payments, Intercompany Create, Intercompany Balance & Resolve, and Intercompany Net & Settle.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the six months ended June 30, 2026. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2025 and during the six months ended June 30, 2026 carried an initial non-cancellable term of three years. In 2025, we updated our pricing model to reflect the value of our solutions based on factors such as product mix, organization size, and volumetrics (e.g., number of transactions or entities). We typically invoice subscription fees annually in advance, which are initially recorded as deferred revenue and recognized ratably over the contract term. First-year subscription fees are generally payable within 30 days of contract execution, with subsequent fees due upon renewal.
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
Our ability to maximize the lifetime value of our customer relationships depends, in part, on the willingness of customers to purchase additional licenses and products from us. Our sales and customer success teams focus on maintaining high satisfaction and educating customers on the value and use of our full product portfolio to support account expansion.
The length of our sales cycle depends on the size of a potential customer and contract, as well as the type of solution or product being purchased. Sales cycles for global enterprise customers are generally longer than those for mid-size customers, and cycle duration increases for larger or more strategic products, such as our Intercompany solutions. As we focus on increasing average contract size and expanding adoption of strategic products, we have seen and expect the sales cycle to lengthen and remain less predictable which may contribute to variability in period-to-period results.
We have historically signed a high percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. Because a significant number of contracts have renewal terms of one year, agreements entered into late in the year typically renew during the same period in subsequent years. While this seasonality is reflected in our billings and bookings, the impact on overall revenue is minimal due to our ratable revenue recognition model.
For the quarters ended June 30, 2026 and 2025, we had revenues totaling $187.8 million and $172.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $16.5 million and $8.3 million for the quarters ended June 30, 2026 and 2025, respectively.
For the six months ended June 30, 2026 and 2025, we had revenues totaling $371.0 million and $339.0 million, respectively. We generated net income attributable to BlackLine, Inc. of $24.6 million and $14.3 million for the six months ended June 30, 2026 and 2025, respectively.
Global Macroeconomic Factors
Our operating results may vary due to the impact of industry or global economic conditions on us or our customers. General macroeconomic conditions, such as political conflicts, recession, inflation or rising interest rates, an economic downturn in the U.S. or internationally, adverse business conditions and liquidity concerns, have and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, and protracted vendor selection processes associated with our customers’ analysis of our, and others’ AI offerings, we may see customers delay and defer purchasing decisions, which could adversely impact our near-term demand.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business and performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Jun. 30, 2025	Sep. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	Jun. 30, 2026
Dollar-based net revenue retention rate	105%	103%	105%	105%	102%
Platform pricing ARR as a percentage of eligible ARR	N/A	N/A	11%	13%	17%
Number of customers	4,451	4,424	4,394	4,301	4,260
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At June 30, 2026, our dollar-based net revenue retention rate declined from the quarter ended March 31, 2026, primarily due to the impact of unfavorable foreign exchange rates. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
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
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and six months ended June 30, 2026 and 2025, no single customer accounted for more than 10% of our total revenues.
The total number of customers at June 30, 2026 declined marginally compared to June 30, 2025, primarily due to our strategic prioritization of enterprise and mega‑enterprise customers. Importantly, this shift reflects our focus on higher‑quality revenue and long‑term growth.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$142,678	$129,403	$281,828	$255,410
GAAP gross margin	76.0%	75.2%	76.0%	75.4%
GAAP operating income	$10,990	$7,545	$17,225	$11,120
GAAP operating margin	5.9%	4.4%	4.6%	3.3%
GAAP net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Diluted net income per share attributable to BlackLine, Inc.	$0.27	$0.13	$0.40	$0.23

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Non-GAAP gross profit	$150,944	$137,145	$297,897	$269,979
Non-GAAP gross margin	80.4%	79.7%	80.3%	79.7%
Non-GAAP operating income	$43,812	$38,007	$83,416	$72,960
Non-GAAP operating margin	23.3%	22.1%	22.5%	21.5%
Non-GAAP net income attributable to BlackLine, Inc.	$42,909	$37,902	$82,515	$74,226
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.61	$0.51	$1.17	$1.00
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
Non-GAAP Net Income Attributable to BlackLine and Diluted Non-GAAP Net Income Per Share Attributable to BlackLine, Inc. Non-GAAP net income attributable to BlackLine is defined as GAAP net income attributable to BlackLine adjusted for the income tax effects of acquisitions, stock-based compensation shortfalls and windfalls, and the discrete tax impact of other non-GAAP adjustments, amortization of intangible assets, stock-based compensation, amortization of debt issuance costs from our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”) and 0.00% Convertible Senior Notes, which matured and were paid off in 2026 (the “2026 Notes” and, together with the 2029 Notes, the “Notes” or “convertible senior notes”), change in fair value of contingent consideration, transaction-related costs, restructuring costs, legal settlement gains or costs, adjustment to the redeemable non-controlling interest to the redemption amount, and gain on extinguishment of convertible senior notes. Diluted non-GAAP net income per share attributable to BlackLine, Inc. includes the adjustment for shares resulting from the elimination of stock-based compensation. We believe that presenting non-GAAP net income attributable to BlackLine is useful to investors as it eliminates the impact of items that have been impacted by our acquisitions and other related costs to allow a direct comparison of net income between all periods presented.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$142,678	$129,403	$281,828	$255,410
Amortization of acquired developed technology	3,541	3,207	7,063	6,380
Stock-based compensation	4,725	4,535	9,006	8,181
Transaction-related costs	—	—	—	8
Total non-GAAP gross profit	$150,944	$137,145	$297,897	$269,979
Gross margin	76.0%	75.2%	76.0%	75.4%
Non-GAAP gross margin	80.4%	79.7%	80.3%	79.7%
Non-GAAP Operating Income:
Operating income	$10,990	$7,545	$17,225	$11,120
Amortization of intangible assets	3,801	3,468	7,584	7,118
Stock-based compensation	28,566	25,571	53,351	44,990
Transaction-related costs	—	128	2,923	3,138
Restructuring and legal settlement costs	455	1,295	2,333	6,594
Total non-GAAP operating income	$43,812	$38,007	$83,416	$72,960
GAAP operating margin	5.9%	4.4%	4.6%	3.3%
Non-GAAP operating margin	23.3%	22.1%	22.5%	21.5%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Provision for (benefit from) income taxes	1,115	(12)	3,050	(666)
Amortization of intangible assets	3,801	3,468	7,584	7,118
Stock-based compensation	28,566	25,447	53,351	44,755
Amortization of debt issuance costs	641	845	1,446	1,679
Transaction-related costs	—	128	2,923	3,138
Restructuring and legal settlement costs	455	1,295	2,333	6,594
Adjustment to redeemable non-controlling interest	(8,150)	(1,561)	(12,779)	(2,739)
Total non-GAAP net income attributable to BlackLine, Inc.	$42,909	$37,902	$82,515	$74,226

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenues
Subscription and support	$177,856	$163,027	$351,570	$321,489
Professional services	9,966	8,998	19,407	17,467
Total revenues	187,822	172,025	370,977	338,956
Cost of revenues
Subscription and support	37,509	35,189	73,945	69,319
Professional services	7,635	7,433	15,204	14,227
Total cost of revenues	45,144	42,622	89,149	83,546
Gross profit	142,678	129,403	281,828	255,410
Operating expenses
Sales and marketing	68,489	64,712	135,910	127,775
Research and development	31,294	27,964	61,854	53,689
General and administrative	30,788	28,138	64,029	56,483
Restructuring costs	1,117	1,044	2,810	6,343
Total operating expenses	131,688	121,858	264,603	244,290
Income from operations	10,990	7,545	17,225	11,120
Other income (expense)
Interest income	4,138	8,555	10,196	17,447
Interest expense	(2,360)	(2,533)	(4,854)	(5,055)
Other income, net	1,778	6,022	5,342	12,392
Income before income taxes	12,768	13,567	22,567	23,512
Provision for income taxes	3,500	6,176	9,408	10,847
Net income	9,268	7,391	13,159	12,665
Net income attributable to redeemable non-controlling interest	937	660	1,331	1,057
Adjustment attributable to redeemable non-controlling interest	(8,150)	(1,561)	(12,779)	(2,739)
Net income attributable to BlackLine, Inc.	$16,481	$8,292	$24,607	$14,347
Comparison of Quarters and Six Months Ended June 30, 2026 and 2025
Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$177,856	$163,027	$14,829	9%	$351,570	$321,489	$30,081	9%
Professional services	9,966	8,998	968	11%	19,407	17,467	1,940	11%
Total revenues	$187,822	$172,025	$15,797	9%	$370,977	$338,956	$32,021	9%

	June 30,
	2026	2025
Dollar-based net revenue retention rate	102%	105%
Platform pricing ARR as a percentage of eligible ARR	17%	N/A
Number of customers	4,260	4,451

The increase in revenues for the quarter and six months ended June 30, 2026, compared to the quarter and six months ended June 30, 2025, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at June 30, 2026 declined marginally compared to June 30, 2025, primarily due to our strategic prioritization of enterprise and mega‑enterprise customers. Importantly, this shift reflects our focus on higher‑quality revenue and long‑term growth.
Cost of revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$37,509	$35,189	$2,320	7%	$73,945	$69,319	$4,626	7%
Professional services	7,635	7,433	202	3%	15,204	14,227	977	7%
Total cost of revenues	$45,144	$42,622	$2,522	6%	$89,149	$83,546	$5,603	7%
Gross margin	76.0%	75.2%			76.0%	75.4%
The increase in total cost of revenues for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was primarily due to the following:
•$2.9 million increase in computer software expenses due to higher cloud hosting costs and continued strategic investments in our embedded product solutions; and
•$0.6 million increase in amortization of developed technology due to net additions to software placed into service; partially offset by
•$0.7 million decrease in employee compensation and benefits; and
•$0.6 million decrease in professional fees.
The increase in total cost of revenues for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the following:
•$6.6 million increase in computer software expenses due to higher cloud hosting costs and continued strategic investments in our embedded product solutions;
•$1.3 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.4 million increase in depreciation and amortization due to the addition of developed technology from the WiseLayer acquisition, net of certain assets becoming fully amortized in prior periods; partially offset by
•$1.7 million decrease in employee compensation and benefits; and
•$1.1 million decrease in professional fees.
Sales and marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$68,489	$64,712	$3,777	6%	$135,910	$127,775	$8,135	6%
Percentage of total revenues	36.5%	37.6%			36.6%	37.7%
The increase in sales and marketing expenses for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was primarily due to the following:
•$3.3 million increase in employee compensation and benefits; and
•$0.7 million increase in travel-related expenses; partially offset by
•$0.4 million decrease in professional fees.

The increase in sales and marketing expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the following:
•$8.1 million increase in employee compensation and benefits; and
•$1.7 million increase in travel-related expenses; partially offset by
•$1.0 million decrease in professional fees; and
•$0.6 million decrease in digital marketing expense due to streamlined marketing efforts.
Research and development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Research and development, gross	$38,434	$34,625	$3,809	11%	$76,041	$66,380	$9,661	15%
Capitalized internally developed software costs	(7,140)	(6,661)	(479)	7%	(14,187)	(12,691)	(1,496)	12%
Research and development, net	$31,294	$27,964	$3,330	12%	$61,854	$53,689	$8,165	15%
Percentage of total revenues	16.7%	16.3%			16.7%	15.8%
The increase in research and development expenses for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was primarily due to the following:
•$3.0 million increase in employee compensation and benefits; and
•$0.9 million increase in computer software expenses due to continued strategic investments in automation; partially offset by
•$0.5 million increase in capitalized software costs primarily due to the continued development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.5 million decrease in professional fees.
The increase in research and development expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the following:
•$8.1 million increase in employee compensation and benefits;
•$1.8 million increase in computer software expenses due to higher spend on cloud hosting services and continued strategic investments in automation; and
•$0.4 million increase in travel-related expenses; partially offset by
•$1.5 million increase in capitalized software costs primarily due to the continued development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.8 million decrease in professional fees.
General and administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$30,788	$28,138	$2,650	9%	$64,029	$56,483	$7,546	13%
Percentage of total revenues	16.4%	16.4%			17.3%	16.7%
The increase in general and administrative expenses for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was primarily due to the following:
•$2.4 million increase primarily due to an unfavorable change in foreign currency, net of the impact of foreign currency forward contracts; partially offset by

•$0.5 million decrease in employee compensation and benefits.
The increase in general and administrative expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the following:
•$4.3 million increase primarily due to an unfavorable change in foreign currency, net of the impact of foreign currency forward contracts;
•$1.8 million increase in employee compensation and benefits;
•$0.6 million increase in advisory and legal-related expenses;
•$0.5 million increase in professional fees; and
•$0.4 million increase in travel-related expenses.
Restructuring costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Restructuring costs	$1,117	$1,044	$73	7%	$2,810	$6,343	$(3,533)	(56%)
Restructuring costs were relatively flat during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The decrease in restructuring costs during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to lower additional one-time termination benefits under the Fiscal 2025 restructuring programs.
Refer to “Note 9 - Restructuring Costs” in our unaudited condensed consolidated financial statements for additional information.
Interest income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Interest income	$4,138	$8,555	$(4,417)	(52%)	$10,196	$17,447	$(7,251)	(42%)
The decrease in interest income during the quarter and six months ended June 30, 2026, compared to the quarter and six months ended June 30, 2025, was primarily due to decreased average balances on our investments and cash balances, and to a lesser extent, a decrease in average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Interest expense	$2,360	$2,533	$(173)	(7%)	$4,854	$5,055	$(201)	(4%)
Interest expense for the quarter and six months ended June 30, 2026, compared to the quarter and six months ended June 30, 2025, decreased slightly due to the repayment of our 2026 Notes in March 2026. Refer to “Note 8 - Convertible Senior Notes” in our unaudited condensed consolidated financial statements for additional information.

Provision for income taxes

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$3,500	$6,176	$(2,676)	(43%)	$9,408	$10,847	$(1,439)	(13%)
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended June 30, 2026, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, changes in our valuation allowance for income taxes, and a one-time tax benefit associated with the base erosion and anti-abuse tax.
For the quarters ended June 30, 2026 and 2025, we recorded $3.5 million and $6.2 million in income tax expense, respectively. For the six months ended June 30, 2026 and 2025, we recorded $9.4 million and $10.8 million in income tax expense, respectively. The decrease in income tax expense for the quarter and six months ended June 30, 2026, compared to the quarter and six months ended June 30, 2025, resulted primarily from a one-time tax benefit associated with the base erosion and anti-abuse tax recognized in the current quarter, along with changes in the mix of profitable jurisdictions.
Liquidity and Capital Resources
At June 30, 2026, our principal sources of liquidity were an aggregate of $527.8 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
At June 30, 2026, we had $675.0 million aggregate principal amount of 2029 Notes outstanding. We plan to, and believe we are able to, make all expected interest payments on the 2029 Notes in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At June 30, 2026, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
At June 30, 2026, we have obligations totaling $23.4 million related to existing property and equipment leases. As of June 30, 2026, we committed $25.0 million for a lease signed but not yet commenced. This lease, which is expected to commence within the next twelve months, has a lease term of 15.5 years.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At June 30, 2026, we had $147 million of contractual obligations, with approximately $52 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.

Unrecognized Tax Liabilities
At June 30, 2026, while we have liabilities for unrecognized tax benefits of $22.7 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at June 30, 2026 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$1,009	$171	$838	$—	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
Under our stock repurchase program, which authorizes the periodic purchase of our common stock, the Board of Directors (the "Board") approved two increases to the stock repurchase program: an additional $100 million of common stock on March 13, 2026, and an additional $100 million of common stock on July 31, 2026. These authorizations increased the total authorized amount under the program from $400 million to $500 million, and subsequently to $600 million.
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
We repurchased and retired approximately 1.2 million shares of common stock for $37.7 million during the quarter ended June 30, 2026, and 2.4 million shares for $84.8 million during the six months ended June 30, 2026. At June 30, 2026, $179.7 million remained available for repurchases under this program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$91,287	$79,087
Net cash provided by (used in) investing activities	$88,211	$(414,018)
Net cash used in financing activities	$(326,363)	$(92,224)

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
For the six months ended June 30, 2026, cash provided by operating activities was $91.3 million, resulting from net non-cash expenses of approximately $78.6 million and net income of $13.2 million, partially offset by net cash flows used as a result of changes in operating assets and liabilities of $0.5 million. The $0.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected primarily the following:
•$16.8 million decrease in accrued expenses and other current liabilities primarily due to payments for annual bonuses, commissions, our Fiscal 2025 restructuring programs, and taxes, partially offset by the timing of invoices for professional and third-party services;
•$7.0 million decrease in accounts payable due to timing of payments;
•$4.3 million decrease in deferred revenue primarily due to seasonality in the sales cycle, which led to lower billings and higher revenue recognition; and
•$3.6 million decrease in operating lease liabilities.
These decreases in the changes to our operating assets and liabilities were partially offset by the following:
•$26.8 million decrease in accounts receivable primarily due to increased collections and lower billings; and
•$4.7 million decrease in other assets primarily due to a net decrease in prepaid commissions.
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
For the six months ended June 30, 2026, cash provided by investing activities was $88.2 million primarily as a result of the following:
•$107.3 million of proceeds from maturities and sales of marketable securities, net of purchases; partially offset by

•$15.0 million for capitalized software development costs; and
•$4.0 million in purchases of property and equipment.
For the six months ended June 30, 2025, cash used in investing activities was $414.0 million primarily as a result of the following:
•$392.9 million of purchases of marketable securities, net of proceeds from maturities;
•$14.2 million for capitalized software development costs; and
•$6.9 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the six months ended June 30, 2026, cash used in financing activities was $326.4 million primarily as a result of the following:
•$230.2 million for the repayment of the 2026 Notes with cash on hand;
•$84.5 million for repurchases of common stock;
•$13.1 million for acquisitions of common stock for tax withholding obligations; and
•$3.3 million for the purchase of additional shares of common stock in BlackLine K.K., resulting in a decrease in the redeemable non-controlling interest; partially offset by
•$4.1 million of proceeds from the employee stock purchase plan.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2026, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We had cash and cash equivalents and marketable securities of $527.8 million at June 30, 2026. Our cash equivalents and marketable securities consist of highly liquid money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we are exposed to foreign currency exchange rate risk arising from our international operations denominated in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar. We expect to continue to expand our international operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $8.0 million or increased by approximately $8.0 million, respectively, our cash balances at June 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2026, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
As we move to a platform model, our growth depends upon our ability to sell additional products and increase usage from our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products through our platform. Although our revenue has continued to grow, the rate of growth has slowed in recent periods, and we have experienced a decline in the number of our customers and users. The decline in revenue growth rate is attributable, in part, to strategic business decisions made in response to the maturation of the market for our financial close products. Specifically, our refined commercial focus on enterprise and large mid-market customers has resulted in an increased rate of churn among smaller customers. In addition, our shift to a platform pricing model that is not based on the number of users may increase our user attrition rate as customers migrate to the platform pricing model. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for solutions that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
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
Further, as the markets for our existing solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are profitable to us. As a result, we may in the future be required to change our pricing model, reduce our prices or accept other unfavorable contract terms, any of which could affect our revenue. For example, we have shifted to a platform pricing model, which is no longer tied to the number of users and is instead driven by the size and complexity of the customer. We are uncertain as to how this new model will be received by our customers and certain customers may view this model unfavorably and decline to renew their agreements. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.
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
In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs, as well as geopolitical volatility. For example, the current U.S. administration has proposed or enacted significant new tariffs on imports from numerous trading partners. The ongoing uncertainty in this tariff environment, along with potential retaliatory measures by our trading partners, may adversely impact trade relations, increase costs, and reduce our customers’ purchasing power. These could also increase pressure on supply chains and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.
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
If our security controls are breached or if unauthorized, or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business and personal or identifying information of their customers or employees. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information. Our platform is at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error or malfeasance, cyberattacks (including from nation states and affiliated actors) and other forms of hacking, denial of service attacks, malfeasance, ransomware, viruses and other malicious software, or other factors. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats and increasing the potential for security breaches or incidents relating to phishing and other social engineering attacks, use of personal devices, and employee, vendor, or service provider error or malfeasance. Additionally, geopolitical events and an uncertain political climate, including war and political and social upheaval in certain regions of the world, including the conflict in Iran and surrounding nations, may create heightened risks of cybersecurity incidents for us and our service providers, and we and they may be unable to defend against any such attacks. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in significant interruptions or other disruptions to our software solutions, platform and technology, the loss, alteration, or unavailability of data, unauthorized access to, or use, disclosure, or unauthorized processing of data, including proprietary, personal, or confidential data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations. Additionally, service providers who store or otherwise process data on our behalf, including third-party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure, we are increasingly dependent on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer, employee and other confidential data, and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures to prevent, detect, remediate, and otherwise address security breaches or incidents. Our ability to monitor our third-party service providers' security measures is limited, and in any event, attackers may be able to circumvent our third-party service providers' security measures. There have been and may continue to be significant attacks on certain third-party service providers, and we cannot guarantee that our or our third-party service providers' systems and networks have not been compromised, or that they do not contain exploitable defects or bugs that could result in a compromise of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We have experienced incidents targeting our internal systems, and we may also in the future suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could create significant interruptions or other disruptions of our software solutions, platform and technology, and may result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information, repair of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents. Further, while we have expended, and will continue to expend, significant resources to enhance and improve our cybersecurity posture and capabilities, these efforts, and any other efforts we may make, may not prevent or significantly mitigate risk in the way we expect, and may require us to incur substantial costs and may require significant resources.
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
Our increased focus on the development and use of agentic, generative, and other artificial intelligence and machine learning technologies (“AI/ML”) in our platform and our business, or any potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team, some of whom are new, in the areas of research and development, operations, security, marketing, sales and general and administrative functions. Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, our founder, Therese Tucker, recently retired from full-time executive employment at the Company in June 2026. Our executive officers and other key personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Any such departure could be particularly disruptive in light of the leadership transition. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
We operate in a rapidly evolving industry focused on modernizing financial and accounting operations. Some of our solutions are relatively new and have been developed to respond to an increasingly global and complex business environment with more rigorous regulatory standards. Additionally, some of our solutions now incorporate AI-enabled features, such as AI agents. While the use of AI/ML is leading to advancements in technology, if our new solutions are not widely adopted and accepted, or fail to operate as expected, our business and reputation may be harmed. Additionally, as AI/ML capabilities continue to evolve, our customers and potential customers may leverage AI/ML to develop their own solutions, including AI agents, that could reduce or eliminate the need for our solutions. If organizations do not allocate their budgets to financial automation software as we expect or if we do not succeed in convincing potential customers that our platform should be an integral part of their overall approach to their accounting processes, our sales may not grow to the extent or on the timing we anticipate, or at all. Our business is substantially dependent on enterprises recognizing that accounting errors and inefficiencies are pervasive and are not effectively addressed by legacy solutions. Our ability to accelerate or grow sales is dependent on customers continuing to invest in work transformation. Deterioration in general economic conditions in the U.S. or worldwide, including as a result of uncertainty in the financial markets, fluctuating inflation or interest rates, the imposition of tariffs and non-tariff trade barriers, increased energy and commodity price volatility, or uncertainty in the financial services markets associated with geopolitical events and political uncertainty, such as war and political and social upheaval in certain regions of the world, including the conflict in Iran and surrounding nations, may also cause our customers to reduce their overall information technology spending, and such reductions may disproportionately affect software solutions like ours to the extent customers view our solutions as discretionary. If our sales and revenue do not increase for any of these reasons, or any other reason, our business, financial condition and operating results may be materially adversely affected.

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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We may incur net losses attributable to BlackLine, Inc. Our reported GAAP profitability can fluctuate, and while we have generated positive free cash flow in recent periods, this metric may not be indicative of our future GAAP profitability. We had an accumulated deficit of $13.0 million at June 30, 2026. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We recognize subscription revenue from our platform ratably over the terms of our customers’ agreements, most of which have initial terms of three years. Most of the revenue we report in each quarter is derived from the recognition of deferred revenue related to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of that agreement. As a result, growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At June 30, 2026, we had goodwill and intangible assets with a net book value of $507.5 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We manage our software solutions and serve most of our customers using a multi-cloud infrastructure hosted across GCP, Azure, and AWS, with regions and availability zones in North America, Europe, Asia-Pacific, and the Middle East. We recently migrated all Financial Close & Consolidation clients from our third-party data centers to GCP, increasing our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. We have experienced, and may continue to experience, occasional planned or unplanned downtime for our cloud-based software solutions and potential service delays, all of which has impacted, and may in the future impact, our customers’ ability to use our solutions. If data is lost in connection with the migration to GCP, we could be exposed to liability, reputational harm, and customer loss. Our Customer Data Platform is built on Snowflake for Financial Close & Consolidation, Invoice-to-Cash, and Intercompany solutions, allowing customers to access their data, reports, and integrations. We may also need to divert resources away from other important business operations, which could harm our business and growth.
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
We currently maintain offices and/or have personnel outside the U.S., including, without limitation, in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. In addition to our organic growth, we have also executed acquisitions and strategic transactions outside the U.S. as part of our ongoing international expansion strategy. We derived approximately 32% and 30% of our revenues from sales outside the U.S. during the six months ended June 30, 2026 and 2025, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful.
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
•the impact of natural disasters, climate change, geopolitical events and political uncertainty, including war and political and social upheaval in certain regions in the world, such as the conflict in Iran and surrounding nations, and public health pandemics, on employees, customers, partners, third-party contractors, travel and the global economy; and
•reduced or varied protection for intellectual property rights in some countries.
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

Changes in laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. Furthermore, favorable laws may change, including for example, in the U.S. where net neutrality regulations have been repealed and federal court challenges to reinstatement have been unsuccessful. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. On July 4, 2025, H.R. 1, also known as the “One Big Beautiful Bill Act,” was enacted into law, making a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. Further, California has recently amended its sales tax law to subject certain retail sales of digital prewritten software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products and similarly, may increase the costs to us of purchasing software products we use in our business. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15% (“Pillar 2”), which has been adopted by or is being considered by EU member states and certain other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar 2 for fiscal years beginning on or after January 1, 2026. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
•issuances of shares of our common stock, including in connection with an acquisition or upon conversion of some or all of our outstanding 2029 Notes (as defined below);
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
At June 30, 2026, we had $675.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”) outstanding.
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
In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled under the indenture governing the 2029 Notes to convert the 2029 Notes at any time during the specified periods at their option. At June 30, 2026, the conditional conversion feature of the 2029 Notes was not triggered. If the conditional conversion feature of the 2029 Notes is triggered and one or more holders elects to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The 2029 Capped Calls may affect the value of our common stock and we are subject to counterparty risk with respect to the 2029 Capped Calls.
In connection with the issuance of the 2029 Notes, we entered into certain capped call transactions (the “2029 Capped Calls”) with the counterparties with respect to the 2029 Notes.
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
Natural disasters, climate change, political instability, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, climate-related events, pandemics, terrorism, political unrest, geopolitical instability, war, including the conflict in Iran and surrounding nations, and other events beyond our control. As we increasingly locate our business operations in countries outside of the U.S., our exposure to these risks may be heightened. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, and could cause us to incur substantial expense. A significant portion of our research and development activities, corporate headquarters, information technology systems and other critical business operations are located in California, which has experienced, and is projected to continue to experience, major earthquakes, floods, droughts, heat waves, wildfires, and power shutoffs associated with wildfire prevention. Significant recovery time could be required to resume operations and our business could be harmed in the event of a major earthquake or other catastrophic event. Our insurance may not be sufficient to cover related losses or additional expenses that we may sustain. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business, and failure to comply with such regulations, requirements, standards or expectations could adversely affect our reputation, business or financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended June 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
April 1 - 30, 2026	522	$32.72	522	$200,277
May 1 - 31, 2026	192	$28.43	192	$194,818
June 1 - 30, 2026	532	$28.47	532	$179,670
Total	1,246		1,246
(1) Under the Company’s stock repurchase program, which authorizes the periodic repurchase of its common stock, the Board approved an increase to the stock repurchase program of an additional $100 million of common stock on March 13, 2026. This increased the total authorization for repurchases under the stock repurchase program from $400 million to $500 million. The repurchase program has no expiration date and may be suspended or discontinued at any time.
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
Item 5.    Other Information
On June 3, 2026, Greg Hughes, a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement”, as defined in Regulation S-K Item 408. The trading arrangement provides for the sale, from time to time, of an aggregate of up to 3,208 shares of our common stock, and is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 4, 2027 or earlier if all transactions under the trading arrangement have been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended June 30, 2026.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Executive Consulting Agreement, dated July 31, 2026, by and between BlackLine Systems, Inc. and Therese Tucker	8-K	001-37924	10.1	August 3, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BlackLine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackLine, Inc.

By:	/s/ Owen Ryan
Owen Ryan
Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2026

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: August 5, 2026