Form 10-Q
period 2026-09-30
BLACKLINE, INC.
filed 2026-11-06
CIK 1666134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 30, 2026 was 57,108,894.

BlackLine, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “would,” “continue,” “ongoing,” “likely” or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future financial and operational performance; statements concerning growth strategies including acquisitions, extension of distribution channels and strategic relationships, product innovation, international expansion, customer growth and expansion, customer retention, customer service initiatives, expectations regarding our acquisitions, expectations regarding contract size and increased focus on strategic products, expectations for hiring new talent; our ability to develop, deploy, and realize the expected benefits of agentic, generative, and other artificial intelligence and machine learning technologies; our ability to accurately forecast revenue and appropriately plan expenses and investments; the demand for and benefits from the use of our current and future solutions; market acceptance of our solutions; the impact of the macroeconomic environment on our business; the impact of war, armed conflict, or other hostilities; the impact of tariffs and trade regulations on our business; and changes in the competitive environment in our industry and the markets in which we operate and our liquidity and capital resources. These statements are based upon our historical performance and our current plans, estimates and expectations and are not a representation that such plans, estimates, or expectations will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs and assumptions as of that time with respect to future events and are subject to risks and uncertainty. If any of these risks or uncertainties materialize or if any assumptions prove incorrect, actual performance or results may differ materially from those expressed in or suggested by the forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainty, and assumptions that are difficult to predict, including those identified under “Part II. Other Information, Item 1A. Risk Factors” and elsewhere herein. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. Forward-looking statements should not be read as a guarantee of future performance or results, and you should not place undue reliance on such statements. Furthermore, we undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Unless the context otherwise requires, the terms “BlackLine, Inc.,” “BlackLine,” “the Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to the consolidated operations of BlackLine, Inc. and its consolidated subsidiaries as a whole.

Part I. Financial Information
Item 1.    Financial Statements
BLACKLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and par values)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$211,468	$390,034
Marketable securities (amortized cost of $320,726 and $387,936 at September 30, 2026 and December 31, 2025, respectively)	320,419	388,178
Accounts receivable, net of allowances of $3,281 and $2,970 at September 30, 2026 and December 31, 2025, respectively	174,240	218,100
Prepaid expenses and other current assets	25,170	28,897
Total current assets	731,297	1,025,209
Capitalized software development costs, net	53,190	49,494
Property and equipment, net	16,330	13,255
Intangible assets, net	47,046	49,352
Goodwill	476,816	465,804
Operating lease right-of-use assets	18,711	22,756
Deferred tax assets, net	31,160	39,341
Other assets	89,453	94,308
Total assets	$1,464,003	$1,759,519
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,471	$15,523
Accrued expenses and other current liabilities	79,746	76,790
Deferred revenue, current	342,113	368,593
Finance lease liabilities, current	42	12
Operating lease liabilities, current	3,764	4,436
Convertible senior notes, net, current	—	230,023
Total current liabilities	433,136	695,377
Finance lease liabilities, noncurrent	2,225	40
Operating lease liabilities, noncurrent	15,502	19,850
Convertible senior notes, net, noncurrent	667,969	666,046
Deferred tax liabilities, net	7,435	5,244
Deferred revenue, noncurrent	1,230	922
Other long-term liabilities	669	593
Total liabilities	1,128,166	1,388,072
Commitments and contingencies (Note 14)
Redeemable non-controlling interest (Note 4)	25,007	39,121
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,409,845 and 59,880,563 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	574	599
Additional paid-in capital	313,773	356,841
Accumulated other comprehensive loss	(805)	(296)
Accumulated deficit	(2,712)	(24,818)
Total stockholders’ equity	310,830	332,326
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,464,003	$1,759,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Subscription and support	$183,127	$168,210	$534,697	$489,699
Professional services	10,269	10,080	29,676	27,547
Total revenues	193,396	178,290	564,373	517,246
Cost of revenues
Subscription and support	38,900	37,130	112,845	106,449
Professional services	8,009	7,259	23,213	21,486
Total cost of revenues	46,909	44,389	136,058	127,935
Gross profit	146,487	133,901	428,315	389,311
Operating expenses
Sales and marketing	64,888	67,493	200,798	195,268
Research and development	30,566	27,331	92,420	81,020
General and administrative	29,315	29,201	93,344	85,684
Restructuring costs	4,995	2,267	7,805	8,610
Total operating expenses	129,764	126,292	394,367	370,582
Income from operations	16,723	7,609	33,948	18,729
Other income (expense)
Interest income	4,160	8,200	14,356	25,647
Interest expense	(2,377)	(2,545)	(7,231)	(7,600)
Other income, net	1,783	5,655	7,125	18,047
Income before income taxes	18,506	13,264	41,073	36,776
Provision for income taxes	7,310	4,653	16,718	15,500
Net income	11,196	8,611	24,355	21,276
Net income attributable to redeemable non-controlling interest	918	1,649	2,249	2,706
Adjustment attributable to redeemable non-controlling interest	(344)	1,677	(13,123)	(1,062)
Net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Basic net income per share attributable to BlackLine, Inc.	$0.18	$0.09	$0.60	$0.32
Shares used to calculate basic net income per share	57,776	61,157	58,575	62,035
Diluted net income per share attributable to BlackLine, Inc.	$0.18	$0.09	$0.57	$0.31
Shares used to calculate diluted net income per share	67,817	63,197	68,729	64,008
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11,196	$8,611	$24,355	$21,276
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities, net of (provision for) benefit from taxes of $0 and $56 for the quarter and nine months ended September 30, 2026, and $(40) for the quarter and nine months ended September 30, 2025.	(85)	145	(483)	121
Foreign currency translation	301	(151)	(2)	267
Other comprehensive income (loss)	216	(6)	(485)	388
Comprehensive income	11,412	8,605	23,870	21,664
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	918	1,649	2,249	2,706
Foreign currency translation attributable to redeemable non-controlling interest	140	(72)	24	127
Comprehensive income attributable to redeemable non-controlling interest	1,058	1,577	2,273	2,833
Comprehensive income attributable to BlackLine, Inc.	$10,354	$7,028	$21,597	$18,831
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Quarter Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2026	58,377	$584	$329,461	$(881)	$(12,990)	$316,174
Stock option exercises	105	1	1,504	—	—	1,505
Vesting of restricted stock units	235	2	—	—	—	2
Adjustment to common stock issued for acquisition	—	—	(13)	—	—	(13)
Repurchases of common stock, including excise taxes	(1,307)	(13)	(39,358)	—	—	(39,371)
Acquisition of common stock for tax withholding obligations	—	—	(1,052)	—	—	(1,052)
Stock-based compensation	—	—	22,887	—	—	22,887
Other comprehensive income	—	—	—	76	—	76
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	344	—	10,278	10,622
Balance at September 30, 2026	57,410	$574	$313,773	$(805)	$(2,712)	$310,830

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	59,881	$599	$356,841	$(296)	$(24,818)	$332,326
Stock option exercises	124	1	1,904	—	—	1,905
Stock option exercises - redeemable non-controlling interest	—	—	85	—	—	85
Vesting of restricted stock units	982	10	—	—	—	10
Issuance of common stock through employee stock purchase plan	156	2	4,084	—	—	4,086
Adjustment to common stock issued for acquisition	—	—	(13)	—	—	(13)
Repurchases of common stock, including excise taxes	(3,733)	(38)	(124,659)	—	—	(124,697)
Acquisition of common stock for tax withholding obligations	—	—	(14,155)	—	—	(14,155)
Stock-based compensation	—	—	76,563	—	—	76,563
Other comprehensive loss	—	—	—	(509)	—	(509)
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	13,123	—	22,106	35,229
Balance at September 30, 2026	57,410	$574	$313,773	$(805)	$(2,712)	$310,830

	Quarter Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2025	61,881	$619	$450,975	$(166)	$(37,381)	$414,047
Stock option exercises	14	—	131	—	—	131
Vesting of restricted stock units	194	2	—	—	—	2
Repurchases of common stock, including excise taxes	(2,147)	(22)	(113,993)	—	—	(114,015)
Acquisition of common stock for tax withholding obligations	—	—	(1,874)	—	—	(1,874)
Stock-based compensation	—	—	24,658	—	—	24,658
Other comprehensive income	—	—	—	66	—	66
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,677)	—	6,962	5,285
Balance at September 30, 2025	59,942	$599	$358,220	$(100)	$(30,419)	$328,300

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	62,813	$628	$495,391	$(361)	$(48,989)	$446,669
Stock option exercises	144	2	5,142	—	—	5,144
Vesting of restricted stock units	746	7	—	—	—	7
Issuance of common stock through employee stock purchase plan	102	1	4,591	—	—	4,592
Repurchases of common stock, including excise taxes	(3,863)	(39)	(203,244)	—	—	(203,283)
Acquisition of common stock for tax withholding obligations	—	—	(14,865)	—	—	(14,865)
Stock-based compensation	—	—	70,143	—	—	70,143
Other comprehensive income	—	—	—	261	—	261
Net income attributable to BlackLine, Inc., including adjustment to redeemable non-controlling interest	—	—	1,062	—	18,570	19,632
Balance at September 30, 2025	59,942	$599	$358,220	$(100)	$(30,419)	$328,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income attributable to BlackLine, Inc.	$35,229	$19,632
Net income and adjustment attributable to redeemable non-controlling interest (Note 4)	(10,874)	1,644
Net income	24,355	21,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,253	34,623
Amortization of debt issuance costs	2,096	2,535
Stock-based compensation	72,959	66,625
Noncash lease expense	5,436	4,083
Reductions in noncash lease liabilities	(351)	—
Losses on disposal of fixed assets, net	141	—
Realized gains on sales of marketable securities	(7)	—
Accretion of purchase discounts on marketable securities, net	(6,543)	(8,504)
Net foreign currency (gains) losses	(251)	753
Deferred income taxes	8,374	8,758
Provision for credit losses	21	101
Changes in operating assets and liabilities:
Accounts receivable	43,110	24,086
Prepaid expenses and other current assets	3,647	4,406
Other assets	4,871	(1,226)
Accounts payable	(5,731)	1,222
Accrued expenses and other current liabilities	1,464	3,145
Deferred revenue	(26,918)	(14,327)
Operating lease liabilities	(5,663)	(4,592)
Lease incentive receipts	—	30
Other long-term liabilities	102	(107)
Net cash provided by operating activities	158,365	142,887
Cash flows from investing activities
Purchases of marketable securities	(312,328)	(607,614)
Proceeds from maturities of marketable securities	384,472	232,000
Proceeds from sales of marketable securities	1,626	—
Capitalized software development costs	(21,992)	(20,420)
Purchases of property and equipment	(6,627)	(7,451)
Acquisition, net of cash acquired	(17,477)	—
Net cash provided by (used in) investing activities	27,674	(403,485)
Cash flows from financing activities
Purchase of additional redeemable non-controlling interest	(3,291)	—
Repayment of convertible senior notes	(230,196)	—
Principal payments under finance lease obligations	(9)	(63)
Lease incentive receipts - finance leases	37	—
Repurchases of common stock	(123,142)	(200,727)
Proceeds from exercises of stock options	1,915	5,151
Proceeds from exercises of stock options - redeemable non-controlling interest	152	—
Proceeds from employee stock purchase plan	4,086	4,592
Acquisition of common stock for tax withholding obligations	(14,155)	(14,865)
Net cash used in financing activities	(364,603)	(205,912)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(5)	263
Net decrease in cash, cash equivalents, and restricted cash	(178,569)	(466,247)
Cash, cash equivalents, and restricted cash, beginning of period	390,220	886,147
Cash, cash equivalents, and restricted cash, end of period	$211,651	$419,900
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$211,468	$419,900
Restricted cash included within prepaid expenses and other current assets at end of period	183	—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$211,651	$419,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLACKLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Non-cash financing and investing activities
Stock-based compensation capitalized for software development	$3,604	$3,516
Capitalized software development costs included in accounts payable and accrued expenses and other current liabilities at end of period	$1,540	$1,731
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities at end of period	$405	$634
Accrued liabilities for repurchases of common stock	$734	$1,050
Excise tax on repurchases of common stock	$821	$1,506
Adjustment to common stock issued for acquisition	$(13)	$—
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
On September 18, 2026, the Company acquired NetNow Financial Inc. (“NetNow” and such acquisition, the “NetNow Acquisition”), a provider of AI-enabled business-to-business customer onboarding and credit risk management solutions, to expand BlackLine’s Invoice-to-Cash capabilities.
The Company is headquartered in Woodland Hills, California, with additional offices in North America, Europe, and the Asia-Pacific region.
Note 2 – Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, primarily those related to determining the stand-alone selling price for separate performance obligations in the Company’s subscription revenue arrangements, allowance for doubtful accounts, cancellations and credits, fair value of assets and liabilities assumed in a business combination, recoverability of goodwill and long-lived assets, useful lives associated with long-lived assets and right-of-use assets, income taxes, contingencies, fair value of the 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”), redemption value of redeemable non-controlling interest, and the valuation and assumptions underlying stock-based compensation. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company at September 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, and the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s unaudited condensed consolidated financial statements for the quarter and nine months ended

September 30, 2026, the Company’s future assessment of these accounting matters and other factors could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in “Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently-Issued Accounting Pronouncements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact that the standard will have on the disclosures within its consolidated financial statements. The Company does not intend to early adopt.
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
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who assesses performance for the operating segment and decides how to allocate resources based on the review of net income. The CODM uses net income, among other measures, for budgeting and resource allocation purposes. Expenses significant to the segment were determined to be cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring costs, interest expense, and the provision for (benefit from) income taxes, all of which are presented in the unaudited condensed consolidated statements of operations for the quarters and nine months ended September 30, 2026 and 2025. During the quarter and nine months ended September 30, 2026, other significant expenses included depreciation expense of $8.8 million and $25.8 million, respectively, as well as amortization expense of $3.8 million and $11.4 million, respectively. During the quarter and nine months ended September 30, 2025, other significant expenses included depreciation expense of $8.1 million and $24.0 million, respectively, as well as amortization expense of $3.5 million and $10.6 million, respectively.
The Company’s intra-entity sales are eliminated upon consolidation. The Company disaggregates its revenue from contracts with customers by geographic location, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors.
The following table sets forth the Company’s revenues by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$130,877	$122,755	$381,675	$358,383
International	62,519	55,535	182,698	158,863
	$193,396	$178,290	$564,373	$517,246
For the quarter and nine months ended September 30, 2026, no countries outside the United States (“U.S.”) represented 10% or more of total revenues.
The measure of segment assets is reported in the unaudited condensed consolidated balance sheets as total consolidated assets. The following table sets forth the Company’s long-lived assets, which consist of property and equipment, net, and lease right-of-use assets by geographic region (in thousands):

	September 30, 2026	December 31, 2025
United States	$11,737	$14,467
International	23,304	21,544
	$35,041	$36,011
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

Activity in the redeemable non-controlling interest was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$24,293	$35,000	$39,121	$36,483
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	918	1,649	2,249	2,706
Foreign currency translation	140	(72)	22	127
Adjustment to redeemable non-controlling interest	(344)	1,677	(13,123)	(1,062)
Proceeds from stock option exercises – redeemable non-controlling interest	—	—	74	—
Purchase of additional redeemable non-controlling interest	—	—	(3,336)	—
Balance at end of period	$25,007	$38,254	$25,007	$38,254
Note 5 – Business Combinations
NetNow Acquisition
On September 18, 2026, the Company acquired all of the common stock of NetNow for total purchase consideration, paid in cash, of $20.1 million. The Company acquired NetNow to add AI-enabled customer onboarding and credit risk management to its Invoice-to-Cash offerings and extend those offerings into the broader order-to-cash process.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. This acquisition was not a significant acquisition under Regulation S-X, and the purchase consideration allocation is preliminary and subject to change as the Company finalizes the closing completion accounts adjustment to the purchase consideration.
Transaction costs related to the acquisition and accounted for separately from the assets acquired and liabilities assumed were $0.8 million. These costs were expensed as incurred in general and administrative expenses in the unaudited condensed consolidated statements of operations.
The purchase consideration and major classes of assets and liabilities to which the Company allocated the purchase consideration of $20.1 million were as follows (in thousands):

Total purchase consideration	$20,096

Cash and cash equivalents	$2,619
Accounts receivable, net	141
Prepaids and other current assets	28
Property and equipment	18
Intangible assets	9,125
Goodwill	11,101
Other assets	2
Accounts payable	(7)
Accrued liabilities	(103)
Deferred revenue	(767)
Deferred tax liabilities, net	(2,061)
Total purchase consideration	$20,096
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected future synergies from integrating NetNow’s technology with the Company’s Invoice-to-Cash offerings. The goodwill resulting from the acquisition is not tax deductible.

The Company, with assistance from a third-party specialist, determined the fair value of the acquired intangible assets using the income approach, specifically the relief-from-royalty method for developed technology and the multi-period excess earnings method for customer relationships. All estimates, key assumptions, and forecasts were either provided by, or reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company and not those of any third party. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The acquired intangible asset categories, fair value, and amortization periods, were as follows:

	Amortization Period	Fair Value
	(in years)	(in thousands)
Developed technology	6	$6,260
Customer relationships	8	2,865
		$9,125
The weighted average life of intangible assets at the acquisition date was 6.6 years.
The revenue and earnings of NetNow were included in the Company’s results since the acquisition date. Neither these amounts nor pro forma revenue and results of operations are presented separately, as their impact is not material to the Company’s unaudited condensed consolidated financial statements for the periods presented.
Note 6 – Intangible Assets and Goodwill
The carrying value of intangible assets was as follows (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology(1)	147,978	(104,067)	43,911
Customer relationships(1)	29,644	(26,791)	2,853
Defensive patent	2,333	(2,051)	282
	$195,932	$(148,886)	$47,046
(1) Reflects additions to the gross carrying amount of $6.3 million and $2.9 million of developed technology and customer relationships, respectively, related to the NetNow Acquisition during the quarter ended September 30, 2026. Refer to “Note 5 - Business Combinations” for additional information.

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$15,977	$(15,977)	$—
Developed technology	141,718	(93,304)	48,414
Customer relationships	26,779	(26,360)	419
Defensive patent	2,333	(1,814)	519
	$186,807	$(137,455)	$49,352
The following table represents the changes in goodwill (in thousands):

Balance at December 31, 2025	$465,804
Additions from acquisitions(1)	11,101
Measurement period adjustments	(89)
Balance at September 30, 2026	$476,816
(1) Relates to the NetNow Acquisition during the quarter ended September 30, 2026. Refer to “Note 5 - Business Combinations” for additional information.

Note 7 – Balance Sheet Components
Investments in Marketable Securities
Investments in marketable securities, which are presented within current assets in the unaudited condensed consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$280,852	$6	$(293)	$280,565
Commercial paper	19,880	—	—	19,880
Corporate bonds	19,994	—	(20)	19,974
	$320,726	$6	$(313)	$320,419

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$205,472	$232	$—	$205,704
Commercial paper	152,792	—	—	152,792
Corporate bonds	29,672	10	—	29,682
	$387,936	$242	$—	$388,178
The Company’s marketable securities at September 30, 2026 have a contractual maturity of less than one year. All of the Company’s available-for-sale securities are available for use in current operations and are categorized as current assets. Refer to “Note 8 - Fair Value Measurements” for additional information.
The Company recognized accretion on its marketable securities of $2.1 million and $6.5 million for the quarter and nine months ended September 30, 2026, respectively, and $3.1 million and $8.5 million for the quarter and nine months ended September 30, 2025, respectively, each recorded in interest income in the unaudited condensed consolidated statement of operations.
Net gains and losses are determined using the specific identification method. During the quarter ended September 30, 2026, there were no realized gains or losses recognized and during the nine months ended September 30, 2026, nominal realized gains were recognized in the unaudited condensed consolidated statement of operations from the sales of marketable securities. During the quarter and nine months ended September 30, 2025, the Company had no sales of marketable securities, and therefore, no related realized gains or losses were recognized in the unaudited condensed consolidated statements of operations.
Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $285.5 million and unrealized losses were $0.3 million at September 30, 2026. There were no marketable securities in a continuous loss position for greater than 12 months at September 30, 2026.
The Company's marketable securities are considered to be of high credit quality and accordingly, there was no allowance for credit losses related to marketable securities at September 30, 2026.
Other Assets
Deferred customer contract acquisition costs are included in other assets in the unaudited condensed consolidated balance sheets and totaled $85.2 million and $89.3 million at September 30, 2026 and December 31, 2025, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued salaries and employee benefits	$34,982	$39,301
Accrued income and other taxes payable	10,191	13,764
Accrued restructuring costs	3,460	4,215
Other accrued expenses and current liabilities	31,113	19,510
	$79,746	$76,790
Derivative Instruments
The Company uses foreign currency forward contracts with an approximate maturity of one month to mitigate foreign currency exchange rate fluctuations on certain foreign currency-denominated monetary assets. Under ASC 815, Derivatives and Hedging, these contracts are not designated as hedging instruments.
The fair value of the forward contracts, estimated based on prevailing exchange rates of the various hedged currencies at the end of the period, is reported as either prepaid expenses and other current assets or accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. At September 30, 2026, the total gross notional amount of forward contracts was $57.7 million. Refer to “Note 8 - Fair Value Measurements” for additional information on the fair value classification of the forward contracts.
For the quarter and nine months ended September 30, 2026, the net gains from the forward contracts were $0.4 million and $1.9 million, respectively, which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.
For the quarter ended September 30, 2025, the net gain from the forward contracts was $0.4 million, and for the nine months ended September 30, 2025, the net loss from the forward contracts was $0.9 million, both of which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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
Note 8 – Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level, within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,293	$—	$—	$6,293
Marketable securities
U.S. treasury securities	280,565	—	—	280,565
Commercial paper	—	19,880	—	19,880
Corporate bonds	—	19,974	—	19,974
Total assets	$286,858	$39,854	$—	$326,712
Liabilities
Foreign currency forward contracts	$—	$219	$—	$219
Total liabilities	$—	$219	$—	$219

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$173,099	$—	$—	$173,099
Marketable securities
U.S. treasury securities	205,704	—	—	205,704
Commercial paper	—	152,792	—	152,792
Corporate bonds	—	29,682	—	29,682
Total assets	$378,803	$182,474	$—	$561,277
Liabilities
Foreign currency forward contracts	$—	$37	$—	$37
Total liabilities	$—	$37	$—	$37
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
Note 9 – Convertible Senior Notes
2029 Notes
At September 30, 2026, the Company had $675.0 million aggregate principal amount of the 1.00% 2029 Notes outstanding. The 2029 Notes consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Liability:
Principal	$675,000	$675,000
Unamortized debt issuance costs	(7,031)	(8,954)
Net carrying amount	$667,969	$666,046
The effective interest rate of the 2029 Notes, excluding the conversion option, remained 1.40% at September 30, 2026.
The Company carries the 2029 Notes at face value less unamortized debt issuance costs in the unaudited condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period. The estimated fair value of the 2029 Notes, based on a market approach at September 30, 2026, was approximately $613.7 million, which represents a Level 2 valuation.
During the quarter ended September 30, 2026, the Company recognized $0.7 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense. During the quarter ended September 30, 2025, the Company recognized $0.6 million of interest expense related to the amortization of debt issuance costs and $1.7 million of coupon interest expense.
During the nine months ended September 30, 2026, the Company recognized $1.9 million of interest expense related to the amortization of debt issuance costs and $5.1 million of coupon interest expense. During the nine months ended September 30, 2025, the Company recognized $1.9 million of interest expense related to the amortization of debt issuance costs and $5.1 million of coupon interest expense.
The 2029 Notes were not convertible at September 30, 2026. It is the Company’s current intent to settle conversions of the 2029 Notes through “combination settlement”, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares, cash, or a combination for any further value.
In connection with the offering of the 2029 Notes, the Company entered into privately-negotiated capped call transactions (the “2029 Capped Calls” and together with the 2026 Capped Calls (as defined below), the “Capped Calls”). There have been no changes to the condition of the 2029 Notes since December 31, 2025, and the 2029 Capped Calls were unchanged and still outstanding at September 30, 2026.
2026 Notes
On March 15, 2026, the scheduled maturity date of the 0.00% 2026 Notes (the “2026 Notes”), the Company repaid the total outstanding $230.2 million aggregate principal amount pursuant to the terms of the 2026 Notes with cash on hand.
During the quarters ended September 30, 2026 and 2025, the Company recognized no interest expense and $0.2 million interest expense related to the amortization of debt issuance costs, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.6 million, respectively.
All privately-negotiated capped call transactions entered into with the offering of the 2026 Notes (the “2026 Capped Calls”) expired upon the maturity of the 2026 Notes on March 15, 2026.
Note 10 – Restructuring Costs
During the quarters ended March 31, 2025 and September 30, 2026, the Company initiated global restructuring programs to align resources with strategic priorities and enhance operational efficiency through talent optimization (the “Fiscal 2025 restructuring program” and the “Fiscal 2026 restructuring program”, respectively). The liabilities for the Fiscal 2025 and Fiscal 2026 restructuring programs were included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
The following tables summarize the related activity for the Fiscal 2025 and Fiscal 2026 restructuring programs for the quarter and nine months ended September 30, 2026 (in thousands):

	Quarter Ended September 30, 2026
	Restructuring Programs
	Fiscal 2026	Fiscal 2025	Total
Accrual balance at June 30, 2026	$—	$1,215	$1,215
Restructuring charges	3,349	365	3,714
Cash payments and adjustments	(483)	(986)	(1,469)
Accrual balance at September 30, 2026	$2,866	$594	$3,460

	Nine Months Ended September 30, 2026
	Restructuring Programs
	Fiscal 2026	Fiscal 2025	Total
Accrual balance at December 31, 2025	$—	$4,215	$4,215
Restructuring charges	3,349	3,175	6,524
Cash payments and adjustments	(483)	(6,796)	(7,279)
Accrual balance at September 30, 2026	$2,866	$594	$3,460
In addition, the Company incurred $1.3 million of accelerated amortization of right-of-use lease assets and other lease asset disposal costs recorded to restructuring costs in the unaudited condensed consolidated statements of operations in connection with the Fiscal 2026 restructuring program.
At September 30, 2026, the Company incurred cumulative costs of $22.4 million for one-time termination benefits related to the Fiscal 2025 and Fiscal 2026 restructuring programs, which occurred in the U.S. and various international locations. The charges were recorded pursuant to ASC 420, Exit or Disposal Obligations. The Company expects to settle substantially all remaining cash payments related to the Fiscal 2025 and Fiscal 2026 programs within the next 12 months.

Note 11 – Stockholders’ Equity
Common Stock Repurchases
Under the Company’s stock repurchase program, which authorizes the periodic repurchase of its common stock, the Board of Directors (the “Board”) approved two $100 million increases, on March 13, 2026 and July 31, 2026, raising the total authorization from $400 million to $500 million, and subsequently to $600 million.
The Company repurchased and retired approximately 1.3 million shares of common stock for $39.1 million during the quarter ended September 30, 2026, and 3.7 million shares for $123.9 million during the nine months ended September 30, 2026. At September 30, 2026, $240.6 million remained available for repurchases under this program.
Stock-based compensation expense
Stock-based compensation expense was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$2,936	$3,423	$9,813	$9,845
Sales and marketing	6,726	7,051	22,041	19,995
Research and development	4,741	4,195	14,944	11,996
General and administrative	7,334	8,725	26,161	24,789
	$21,737	$23,394	$72,959	$66,625
For the quarters ended September 30, 2026 and 2025, stock-based compensation capitalized as an asset was $1.2 million and $1.3 million, respectively. For the quarters ended September 30, 2026 and 2025, amortization of capitalized stock-based compensation was $1.1 million and $1.0 million, respectively.
For the nine months ended September 30, 2026 and 2025, stock-based compensation capitalized as an asset was $3.6 million and $3.5 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization of capitalized stock-based compensation was $3.2 million and $2.7 million, respectively.
Stock options - service-only vesting conditions
The following table summarizes activity for awards that contain service-only vesting conditions (in thousands):

Outstanding at December 31, 2025	746
Exercised	(144)
Forfeited/canceled	(6)
Outstanding at September 30, 2026	596
Restricted stock units - service-only vesting conditions
The following table summarizes activity for restricted stock units that contain service-only vesting conditions (in thousands):

Nonvested at December 31, 2025	3,267
Granted	2,939
Vested	(1,185)
Forfeited/canceled	(480)
Nonvested at September 30, 2026	4,541

Restricted stock units - performance and service conditions
The following table summarizes activity for restricted stock units with performance and service vesting conditions with grant dates established (in thousands):

Nonvested at December 31, 2025	218
Granted	244
Performance adjustment	(21)
Vested	(197)
Nonvested at September 30, 2026	244
The following table summarizes activity for restricted stock units with performance and service vesting conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	235
Granted (legal grant with no accounting grant date established)	220
Granted (accounting grant date established)	(146)
Nonvested at September 30, 2026	309
Restricted stock units - market and service conditions
The following table summarizes activity for restricted stock units with market and service-based conditions with grant dates (in thousands):

Nonvested at December 31, 2025	377
Granted	270
Nonvested at September 30, 2026	647
The following table summarizes activity for restricted stock units with market and service-based conditions with no grant dates established (in thousands):

Nonvested at December 31, 2025	19
Granted (legal grant with no accounting grant date established)	23
Granted (accounting grant date established)	(19)
Nonvested at September 30, 2026	23
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
For the quarters ended September 30, 2026 and 2025, the Company recorded $7.3 million and $4.7 million in income tax expense, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded $16.7 million and $15.5 million in income tax expense, respectively. The increase in income tax expense for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, resulted primarily from the 2025 release of valuation allowance with respect to the BlackLine K.K. deferred tax assets. The increase in income tax expense for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, resulted primarily from the 2025 release of valuation allowance with respect to BlackLine K.K. deferred tax assets, along with changes in the mix of profitable jurisdictions, partially offset by a one-time tax benefit associated with the base erosion and anti-abuse tax recognized during the quarter ended June 30, 2026.

Note 13 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Denominator:
Weighted average shares	57,776	61,157	58,575	62,035
Basic net income per share attributable to BlackLine, Inc.	$0.18	$0.09	$0.60	$0.32

Diluted net income per share
Numerator:
Net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Interest expense, net of taxes	1,378	99	4,129	354
Net income attributable to BlackLine, Inc. for diluted calculation	$12,000	$5,384	$39,358	$19,986
Denominator:
Weighted average shares	57,776	61,157	58,575	62,035
Dilutive effect of securities	183	655	296	588
Dilutive effect of convertible senior notes	9,858	1,385	9,858	1,385
Shares used to calculate diluted net income per share	67,817	63,197	68,729	64,008
Diluted net income per share attributable to BlackLine, Inc.	$0.18	$0.09	$0.57	$0.31
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
The weighted average impact of potentially dilutive securities that were excluded from the diluted per share calculations because they were anti-dilutive were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options - service-only vesting conditions	584	292	574	383
Restricted stock units - service-only vesting conditions	4,075	1,178	3,711	1,445
Restricted stock units - performance and service conditions	244	139	189	106
Restricted stock units - market and service conditions	647	377	562	316
Contingently returnable common shares	220	—	221	—
Total shares excluded from net income per share	5,770	1,986	5,257	2,250
The denominator for diluted net income per share attributable to BlackLine, Inc. does not include any effect from the Capped Calls as this effect would be anti-dilutive. In the event of conversion of the 2029 Notes, shares delivered to the Company under the Capped Calls would offset the dilutive effect of the shares that the Company would issue. Refer to “Note 9 - Convertible Senior Notes” for additional information on the 2029 Notes and the related Capped Calls.

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
Indemnification—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has it been sued in connection with these indemnification arrangements. At September 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements was not probable or reasonably estimable.
Operating Leases — At September 30, 2026, the Company committed $25.0 million for a lease signed but not yet commenced. This lease is expected to commence within the next six months and has an initial non-cancellable term of ten years with an option to extend for an additional five years, which the Company is reasonably certain to exercise.
Note 15 – Deferred Revenue and Performance Obligations
Revenue totaling $331.9 million and $302.8 million was recognized during the nine months ended September 30, 2026 and 2025, respectively, that was previously included in the deferred revenue balance at December 31, 2025 and 2024, respectively.
Remaining performance obligations, representing contracted revenue not yet recognized, were $1.1 billion at September 30, 2026, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.
Note 16 – Subsequent Events
The Company continued its execution of the stock buyback program authorized by the Board. Refer to “Note 11 - Stockholders’ Equity” for additional information regarding the stock buyback program. For the period from October 1, 2026 through October 15, 2026, the Company repurchased and retired 0.3 million shares of common stock for an aggregate amount of $8.7 million.

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
Overview
BlackLine’s Agentic Financial Operations Platform drives digital finance transformation by empowering organizations with accurate, efficient, and intelligent financial operations. Powered by Studio360 and using intelligence powered by Verity - a comprehensive suite of embedded, auditable artificial intelligence (“AI”) capabilities - BlackLine unifies data, streamlines processes, and delivers real-time insights. Our platform is built on an architecture that separates the system processing transactions from the system that independently validates and controls them.
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
•The Event-Driven Orchestration Engine: Sequences and automates workflows in real time across systems, personnel, and AI agents.
•The Embedded Intelligence Layer (Verity AI): Integrates machine learning, generative AI, and agentic reasoning directly into financial workflows to assist with risk detection, proposing solutions, and automating decision-making under the direction and oversight of finance and accounting teams.
We are a holding company and conduct our operations through our wholly-owned subsidiary, BlackLine Systems, Inc.
At September 30, 2026, we had 4,316 customers, exclusive of on-premise software. Additionally, we continue to build strategic relationships with technology vendors, providers of large language models, professional services firms, business process outsourcers, and resellers.
Our cloud-based solutions, delivered through our Agentic Financial Operations Platform, span three primary areas: Financial Close and Consolidation, Intercompany, and Invoice-to-Cash. These solutions help organizations automate, standardize, and manage critical financial and accounting processes, including financial close and reporting, account reconciliations, financial consolidation, intercompany accounting and settlement, and accounts receivable management.
On September 18, 2026, we acquired NetNow Financial Inc. (“NetNow” and such acquisition, the “NetNow Acquisition”), a provider of AI-enabled business-to-business customer onboarding and credit risk management solutions, to expand our Invoice-to-Cash capabilities.
We derived approximately 95% of our revenue from subscriptions to our cloud-based software platform and approximately 5% from professional services for the nine months ended September 30, 2026. Our subscription contracts have initial non-cancellable terms of one year to three years with renewal options. The majority of new contracts in 2025 and during the nine months ended September 30, 2026 carried an initial non-cancellable term of three years. In 2025, we updated our pricing model to reflect the value of our solutions based on factors such as product mix, organization size, and volumetrics (e.g., number of transactions or entities). We typically invoice subscription fees annually in advance, which are initially recorded as deferred revenue and recognized ratably over the contract term. First-year subscription fees are generally payable within 30 days of contract execution, with subsequent fees due upon renewal.
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
For the quarters ended September 30, 2026 and 2025, we had revenues totaling $193.4 million and $178.3 million, respectively. We generated net income attributable to BlackLine, Inc. of $10.6 million and $5.3 million for the quarters ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026 and 2025, we had revenues totaling $564.4 million and $517.2 million, respectively. We generated net income attributable to BlackLine, Inc. of $35.2 million and $19.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Global Macroeconomic Factors
Our operating results may vary due to the impact of industry or global economic conditions on us or our customers. General macroeconomic conditions, such as political conflicts, recession, inflation or rising interest rates, an economic downturn in the United States (“U.S.”) or internationally, adverse business conditions and liquidity concerns, have and could continue to adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. As a result of economic uncertainty, and protracted vendor selection processes associated with our customers’ analysis of our, and others’ AI offerings, we may see customers delay and defer purchasing decisions, which could adversely impact our near-term demand.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business and performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	Sep. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	Jun. 30, 2026	Sep. 30, 2026
Dollar-based net revenue retention rate	103%	105%	105%	102%	103%
Platform pricing ARR as a percentage of eligible ARR	N/A	11%	13%	17%	23%
Number of customers	4,424	4,394	4,301	4,260	4,316
Dollar-based net revenue retention rate. We believe that dollar-based net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and grow our relationships with existing customers over time. We calculate dollar-based net revenue retention rate as the implied monthly subscription and support revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription and support revenue one year prior to the date of calculation for that same customer base. This calculation does not reflect implied monthly subscription and support revenue for new customers added during the one-year period but does include the effect of customers who terminated during the period. We define implied monthly subscription and support revenue as the total amount of minimum subscription and support revenue contractually committed to, under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. At September 30, 2026, our dollar-based net revenue retention rate increased from the quarter ended June 30, 2026, primarily due to reductions in churn and attrition. Our ability to maximize the lifetime value of our customer relationships will depend, in part, on the willingness of the customer to purchase additional products from us. We rely on our customer success and sales teams to support and grow our existing customers by maintaining high customer satisfaction and educating the customer on the value our products provide.
Platform pricing ARR as a percentage of eligible ARR. Platform pricing ARR as a percentage of eligible ARR is calculated as platform annual recurring revenue (“ARR”) divided by our eligible ARR. We define eligible ARR as total ARR, excluding revenue from SAP SolEx and the public sector. Management believes that this metric is useful for tracking the progress of the new pricing strategy launched in 2025.
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business. We define a customer as a company that contributes to our subscription and support revenue as of the measurement date. In situations where an organization has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. However, where an existing customer requests its invoice be divided for the sole purpose of restructuring its internal billing arrangement without any incremental increase in revenue, such customer continues to be treated as a single customer. For the quarters and nine months ended September 30, 2026 and 2025, no single customer accounted for more than 10% of our total revenues.
The total number of customers at September 30, 2026 declined marginally compared to September 30, 2025, primarily due to our strategic prioritization of enterprise and mega‑enterprise customers, partially offset by the customers acquired in the NetNow Acquisition.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the non-GAAP measures below are useful to us and our investors in evaluating our business. These non-GAAP financial measures are useful because they provide consistency and comparability with our past performance, facilitate period-to-period comparisons of operations and facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$146,487	$133,901	$428,315	$389,311
GAAP gross margin	75.7%	75.1%	75.9%	75.3%
GAAP operating income	$16,723	$7,609	$33,948	$18,729
GAAP operating margin	8.6%	4.3%	6.0%	3.6%
GAAP net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Diluted net income per share attributable to BlackLine, Inc.	$0.18	$0.09	$0.57	$0.31

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Non-GAAP gross profit	$154,139	$141,526	$452,036	$411,505
Non-GAAP gross margin	79.7%	79.4%	80.1%	79.6%
Non-GAAP operating income	$50,093	$38,135	$133,509	$111,095
Non-GAAP operating margin	25.9%	21.4%	23.7%	21.5%
Non-GAAP net income attributable to BlackLine, Inc.	$44,725	$37,590	$127,240	$111,816
Diluted non-GAAP net income per share attributable to BlackLine, Inc.	$0.64	$0.51	$1.81	$1.51
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of gross profit, gross margin, operating income, operating margin, and net income, the most comparable GAAP measures, to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Non-GAAP Gross Profit:
Gross profit	$146,487	$133,901	$428,315	$389,311
Amortization of acquired developed technology	3,615	3,243	10,678	9,623
Stock-based compensation	4,037	4,382	13,043	12,563
Transaction-related costs	—	—	—	8
Total non-GAAP gross profit	$154,139	$141,526	$452,036	$411,505
Gross margin	75.7%	75.1%	75.9%	75.3%
Non-GAAP gross margin	79.7%	79.4%	80.1%	79.6%
Non-GAAP Operating Income:
Operating income	$16,723	$7,609	$33,948	$18,729
Amortization of intangible assets	3,847	3,505	11,431	10,623
Stock-based compensation	22,838	24,353	76,189	69,343
Transaction-related costs	1,251	—	4,174	3,138
Restructuring and legal settlement costs	5,434	2,668	7,767	9,262
Total non-GAAP operating income	$50,093	$38,135	$133,509	$111,095
GAAP operating margin	8.6%	4.3%	6.0%	3.6%
Non-GAAP operating margin	25.9%	21.4%	23.7%	21.5%
Non-GAAP Net Income Attributable to BlackLine, Inc.:
Net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Provision for (benefit from) income taxes	427	(632)	3,477	(1,298)
Amortization of intangible assets	3,847	3,505	11,431	10,623
Stock-based compensation	22,838	24,231	76,189	68,986
Amortization of debt issuance costs	650	856	2,096	2,535
Transaction-related costs	1,251	—	4,174	3,138
Restructuring and legal settlement costs	5,434	2,668	7,767	9,262
Adjustment to redeemable non-controlling interest	(344)	1,677	(13,123)	(1,062)
Total non-GAAP net income attributable to BlackLine, Inc.	$44,725	$37,590	$127,240	$111,816

Results of Operations
The following table sets forth our statements of operations information for each of the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenues
Subscription and support	$183,127	$168,210	$534,697	$489,699
Professional services	10,269	10,080	29,676	27,547
Total revenues	193,396	178,290	564,373	517,246
Cost of revenues
Subscription and support	38,900	37,130	112,845	106,449
Professional services	8,009	7,259	23,213	21,486
Total cost of revenues	46,909	44,389	136,058	127,935
Gross profit	146,487	133,901	428,315	389,311
Operating expenses
Sales and marketing	64,888	67,493	200,798	195,268
Research and development	30,566	27,331	92,420	81,020
General and administrative	29,315	29,201	93,344	85,684
Restructuring costs	4,995	2,267	7,805	8,610
Total operating expenses	129,764	126,292	394,367	370,582
Income from operations	16,723	7,609	33,948	18,729
Other income (expense)
Interest income	4,160	8,200	14,356	25,647
Interest expense	(2,377)	(2,545)	(7,231)	(7,600)
Other income, net	1,783	5,655	7,125	18,047
Income before income taxes	18,506	13,264	41,073	36,776
Provision for income taxes	7,310	4,653	16,718	15,500
Net income	11,196	8,611	24,355	21,276
Net income attributable to redeemable non-controlling interest	918	1,649	2,249	2,706
Adjustment attributable to redeemable non-controlling interest	(344)	1,677	(13,123)	(1,062)
Net income attributable to BlackLine, Inc.	$10,622	$5,285	$35,229	$19,632
Comparison of Quarters and Nine Months Ended September 30, 2026 and 2025
Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$183,127	$168,210	$14,917	9%	$534,697	$489,699	$44,998	9%
Professional services	10,269	10,080	189	2%	29,676	27,547	2,129	8%
Total revenues	$193,396	$178,290	$15,106	8%	$564,373	$517,246	$47,127	9%

	September 30,
	2026	2025
Dollar-based net revenue retention rate	103%	103%
Platform pricing ARR as a percentage of eligible ARR	23%	N/A
Number of customers	4,316	4,424

The increase in revenues for the quarter and nine months ended September 30, 2026, compared to the quarter and nine months ended September 30, 2025, was primarily driven by revenue from product expansion from existing customers and bookings from new customers. The total number of customers at September 30, 2026 declined marginally compared to September 30, 2025, primarily due to our strategic prioritization of enterprise and mega‑enterprise customers, partially offset by the customers acquired in the NetNow Acquisition.
Cost of revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Subscription and support	$38,900	$37,130	$1,770	5%	$112,845	$106,449	$6,396	6%
Professional services	8,009	7,259	750	10%	23,213	21,486	1,727	8%
Total cost of revenues	$46,909	$44,389	$2,520	6%	$136,058	$127,935	$8,123	6%
Gross margin	75.7%	75.1%			75.9%	75.3%
The increase in total cost of revenues for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was primarily due to the following:
•$2.4 million increase in computer software expenses and our embedded product solutions due to higher cloud hosting costs that deliver our platform to customers;
•$0.6 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.3 million increase in amortization due to the addition of developed technology from the 2025 acquisition of WiseLayer (“WL”), net of certain assets becoming fully amortized in prior periods; partially offset by
•$0.8 million decrease in employee compensation and benefits.
The increase in total cost of revenues for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the following:
•$8.4 million increase in computer software expenses and our embedded product solutions due to higher cloud hosting costs that deliver our platform to customers;
•$1.9 million increase in amortization of developed technology due to net additions to software placed into service; and
•$0.7 million increase in amortization due to the addition of developed technology from the 2025 acquisition of WL, net of certain assets becoming fully amortized in prior periods; partially offset by
•$2.6 million decrease in employee compensation and benefits; and
•$0.6 million decrease in professional fees.
Sales and marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$64,888	$67,493	$(2,605)	(4%)	$200,798	$195,268	$5,530	3%
Percentage of total revenues	33.6%	37.9%			35.6%	37.8%
The decrease in sales and marketing expenses for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was primarily due to the following:
•$2.6 million decrease primarily due to a change in the timing of our annual user conference; partially offset by
•$0.7 million increase in employee compensation and benefits.

The increase in sales and marketing expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the following:
•$8.8 million increase in employee compensation and benefits; and
•$1.5 million increase in travel-related expenses from in-person customer engagements; partially offset by
•$3.1 million decrease primarily due to a change in the timing of our annual user conference, partially offset by an increase in digital advertising and regional events; and
•$1.3 million decrease in professional fees and partner referral fees.
Research and development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Research and development, gross	$37,909	$33,978	$3,931	12%	$113,950	$100,357	$13,593	14%
Capitalized internally developed software costs	(7,343)	(6,647)	(696)	10%	(21,530)	(19,337)	(2,193)	11%
Research and development, net	$30,566	$27,331	$3,235	12%	$92,420	$81,020	$11,400	14%
Percentage of total revenues	15.8%	15.3%			16.4%	15.7%
The increase in research and development expenses for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was primarily due to the following:
•$3.1 million increase in employee compensation and benefits; and
•$1.1 million increase in computer software expenses due to higher spend on AI tools and data warehouse services supporting our development activities; partially offset by
•$0.7 million increase in capitalized software costs primarily due to the continued development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$0.4 million decrease in professional fees.
The increase in research and development expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the following:
•$11.1 million increase in employee compensation and benefits;
•$2.9 million increase in computer software expenses due to higher spend on data services and continued investment in AI and automation tools; and
•$0.4 million increase in travel-related expenses; partially offset by
•$2.2 million increase in capitalized software costs primarily due to the continued development of new solution offerings. Collectively, these increases resulted in a decrease in net expenses; and
•$1.2 million decrease in professional fees.
General and administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$29,315	$29,201	$114	—%	$93,344	$85,684	$7,660	9%
Percentage of total revenues	15.2%	16.4%			16.5%	16.6%
The increase in general and administrative expenses for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was primarily due to the following:

•$1.6 million increase in advisory and legal-related expenses, including transaction-related costs for the NetNow Acquisition; and
•$0.7 million increase in professional fees; partially offset by
•$2.2 million decrease in employee compensation and benefits.
The increase in general and administrative expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the following:
•$4.1 million increase primarily due to lower net foreign currency gains, after the effect of our foreign currency forward contracts;
•$2.1 million increase in advisory and legal-related expenses, including transaction-related costs for the NetNow Acquisition; and
•$1.3 million increase in professional fees; partially offset by
•$0.4 million decrease in employee compensation and benefits.
Restructuring costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Restructuring costs	$4,995	$2,267	$2,728	120%	$7,805	$8,610	$(805)	(9%)
Restructuring costs increased during the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily due to higher additional one-time termination benefits under the Fiscal 2026 restructuring program. The decrease in restructuring costs during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to lower additional one-time termination benefits under the Fiscal 2025 restructuring program.
Refer to “Note 10 - Restructuring Costs” in our unaudited condensed consolidated financial statements for additional information.
Interest income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Interest income	$4,160	$8,200	$(4,040)	(49%)	$14,356	$25,647	$(11,291)	(44%)
The decrease in interest income during the quarter and nine months ended September 30, 2026, compared to the quarter and nine months ended September 30, 2025, was primarily due to decreased average balances on our investments and cash balances, and to a lesser extent, a decrease in average interest rates on our investments and cash balances.
Interest expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Interest expense	$2,377	$2,545	$(168)	(7%)	$7,231	$7,600	$(369)	(5%)
Interest expense for the quarter and nine months ended September 30, 2026, compared to the quarter and nine months ended September 30, 2025, decreased slightly due to the repayment of our 2026 Notes in March 2026. Refer to “Note 9 - Convertible Senior Notes” in our unaudited condensed consolidated financial statements for additional information.

Provision for income taxes

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$7,310	$4,653	$2,657	57%	$16,718	$15,500	$1,218	8%
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions. For the quarter ended September 30, 2026, our annual estimated effective tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of non-deductible officer compensation, stock-based compensation shortfalls, foreign taxes, and changes in our valuation allowance for income taxes.
For the quarters ended September 30, 2026 and 2025, we recorded $7.3 million and $4.7 million in income tax expense, respectively. For the nine months ended September 30, 2026 and 2025, we recorded $16.7 million and $15.5 million in income tax expense, respectively. The increase in income tax expense for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, resulted primarily from the 2025 release of valuation allowance with respect to the BlackLine K.K. deferred tax assets. The increase in income tax expense for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, resulted primarily from the 2025 release of valuation allowance with respect to BlackLine K.K. deferred tax assets, along with changes in the mix of profitable jurisdictions, partially offset by a one-time tax benefit associated with the base erosion and anti-abuse tax recognized in 2026.
Liquidity and Capital Resources
At September 30, 2026, our principal sources of liquidity were an aggregate of $531.9 million of cash and cash equivalents and marketable securities, which primarily consist of short-term, money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
We believe our existing cash and cash equivalents, investments in marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, financing obligations, and share repurchases for at least the next 12 months.
Contractual Obligations and Commitments
Convertible senior notes and capped calls
At September 30, 2026, we had $675.0 million aggregate principal amount of 2029 Notes outstanding. We plan to, and believe we are able to, make all expected interest payments on the 2029 Notes in the next 12 months.
In connection with the offering of the 2029 Notes, we entered into privately-negotiated capped call transactions (the “2029 Capped Calls”) with certain counterparties covering, subject to anti-dilution adjustments, approximately 9.9 million shares of our common stock, and are generally expected to offset the potential economic dilution of our common stock upon any conversions of the 2029 Notes up to the initial cap price. The 2029 Capped Calls have an initial strike price of $68.47 per share subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes and an initial cap price of $92.17 per share, subject to certain adjustments. At September 30, 2026, all of the 2029 Capped Calls remained outstanding.
Lease Liabilities
At September 30, 2026, we have obligations totaling $21.5 million related to existing property and equipment leases. As of September 30, 2026, we committed $25.0 million for a lease signed but not yet commenced. This lease is expected to commence within the next six months and has an initial non-cancellable term of ten years with an option to extend for an additional five years, which we are reasonably certain to exercise.
Purchase Obligations
Purchase obligations represent our most significant contractual obligations in the ordinary course of business for which we have not received the related goods or services, in whole or in part. At September 30, 2026, we had $143 million of contractual obligations, with approximately $63 million payable within 12 months, and have additional contractual obligations with other vendors that are individually immaterial and which we can readily settle given our liquidity position and capital resources.

Unrecognized Tax Liabilities
At September 30, 2026, while we have liabilities for unrecognized tax benefits of $23.9 million, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
Letters of Credit
Commitments under letters of credit at September 30, 2026 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Letters of credit	$1,010	$824	$186	$—	$—
Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at varying levels through the terms of the related agreements.
Repurchase Program
Under our stock repurchase program, which authorizes the periodic repurchase of our common stock, the Board of Directors (the “Board”) approved two $100 million increases, on March 13, 2026 and July 31, 2026, raising the total authorization from $400 million to $500 million, and subsequently to $600 million.
Repurchases may be made from time to time through open market repurchases or through privately-negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The repurchase program does not obligate us to acquire any particular amount of our common stock, and it may be suspended at any time in our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
We repurchased and retired approximately 1.3 million shares of common stock for $39.1 million during the quarter ended September 30, 2026, and 3.7 million shares for $123.9 million during the nine months ended September 30, 2026. At September 30, 2026, $240.6 million remained available for repurchases under this program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$158,365	$142,887
Net cash provided by (used in) investing activities	$27,674	$(403,485)
Net cash used in financing activities	$(364,603)	$(205,912)

Net Cash Provided By Operating Activities
Our cash flows provided by operating activities are primarily driven by net income, and cash generated from collections in accordance with our subscription-based revenue model wherein billings occur in advance of revenue recognition, adjusted for significant non-cash activity. Non-cash activity primarily includes depreciation and amortization, stock-based compensation, non-cash lease expense, amortization of debt issuance costs, accretion of purchase discounts on marketable securities, and deferred taxes.
For the nine months ended September 30, 2026, cash provided by operating activities was $158.4 million, resulting from net non-cash expenses of approximately $119.1 million and net income of $24.4 million, and net cash flows provided as a result of changes in operating assets and liabilities of $14.9 million. The $14.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected primarily the following:
•$43.1 million decrease in accounts receivable primarily due to increased collections and lower billings;
•$4.9 million decrease in other assets primarily due to a net decrease in prepaid commissions;
•$3.6 million decrease in prepaid expenses and other current assets primarily due to the amortization of annual contracts renewed in the prior year and a reduction in prepaid subscription fees and partner referral fees; and
•$1.5 million increase in accrued expenses and other current liabilities primarily due to higher accrued vendor and professional fees, the timing of payroll, and accrued interest on our convertible senior notes, partially offset by lower accrued bonuses and commissions.
These increases in the changes to our operating assets and liabilities were partially offset by the following:
•$26.9 million decrease in deferred revenue primarily due to revenue recognized on subscription and support contracts exceeding billings during the period, including billings from new and expanded customer contracts;
•$5.7 million decrease in accounts payable due to timing of payments; and
•$5.7 million decrease in operating lease liabilities.
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
Net Cash Provided By (Used In) Investing Activities
Our investing activities consist primarily of investments in, and maturities and sales of marketable securities, capitalized software development costs, business combinations, and capital expenditures for property and equipment.
For the nine months ended September 30, 2026, cash provided by investing activities was $27.7 million primarily as a result of the following:

•$73.8 million of proceeds from maturities and sales of marketable securities, net of purchases; partially offset by
•$22.0 million for capitalized software development costs;
•$17.5 million paid for the NetNow Acquisition, net of cash acquired; and
•$6.6 million in purchases of property and equipment.
For the nine months ended September 30, 2025, cash used in investing activities was $403.5 million primarily as a result of the following:
•$375.6 million of purchases of marketable securities, net of proceeds from maturities;
•$20.4 million for capitalized software development costs; and
•$7.5 million in purchases of property and equipment.
Net Cash Used In Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities was $364.6 million primarily as a result of the following:
•$230.2 million for the repayment of the 2026 Notes with cash on hand;
•$123.1 million for repurchases of common stock;
•$14.2 million for acquisitions of common stock for tax withholding obligations; and
•$3.3 million for the purchase of additional shares of common stock in BlackLine K.K., resulting in a decrease in the redeemable non-controlling interest; partially offset by
•$4.1 million of proceeds from the employee stock purchase plan; and
•$1.9 million of proceeds from exercises of stock options.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2026, there were no significant changes to our critical estimates as detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In May 2024, we issued $675.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes have a fixed annual interest rate of 1.00%; therefore, we do not have economic interest rate exposure with respect to the 2029 Notes. However, the fair value of the 2029 Notes is exposed to interest rate risk. Generally, the fair market value of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2029 Notes is affected by our common stock price. The fair value of the 2029 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. Additionally, we carry the 2029 Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
We had cash and cash equivalents and marketable securities of $531.9 million at September 30, 2026. Our cash equivalents and marketable securities consist of highly liquid money market mutual funds, U.S. treasury securities, commercial paper, and corporate bonds.
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
Foreign Currency Risk
While we primarily transact with customers in the U.S. Dollar, we are exposed to foreign currency exchange rate risk arising from our international operations denominated in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Romanian Leu, and Singapore Dollar. We expect to continue to expand our international operations and customer sales. Our international subsidiaries maintain certain asset and liability balances that are denominated in currencies other than the functional currencies of these subsidiaries, which is the U.S. Dollar for all international subsidiaries, with the exception of our Japanese subsidiary, for which the Japanese Yen is the functional currency. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses, and cash flows, and may increase the costs of international expansion. The effect of a hypothetical 10% increase or decrease in the value of the U.S. Dollar relative to foreign-denominated currencies applicable to our business would have reduced by approximately $9.0 million or increased by approximately $9.0 million, respectively, our cash balances at September 30, 2026.
In 2025, we initiated a program to hedge exposures to cash fluctuations in the British Pound and the Euro using foreign currency forward contracts. The forward contracts are not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. We do not enter into derivative financial contracts for speculative or trading purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Exchange Act” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2026, the last day of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, including claims, litigation, investigations, and inquiries arising in the ordinary course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.
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
•If our security controls are breached or if unauthorized or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
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
As we move to a platform model, our growth depends upon our ability to sell additional products and increase usage from our existing customers. It is important for the growth of our business that our existing customers make additional significant purchases of our products through our platform. Although our revenue has continued to grow, the rate of growth has slowed in recent periods, and we have experienced a decline in the number of our customers. The decline in revenue growth rate is attributable, in part, to strategic business decisions made in response to the maturation of the market for our financial close products. Specifically, our refined commercial focus on enterprise and large mid-market customers has resulted in an increased rate of churn among smaller customers. In addition, our shift to a platform pricing model that is not based on the number of users may increase our user attrition rate as customers migrate to the platform pricing model. In addition, our growth rates may be impacted by changing customer preferences, such as customer preference for solutions that unify upstream and downstream activities versus less broadly-focused solutions, increased competition across many of our product offerings, customer insourcing of functionality, and diversion of IT budgets toward other technologies and priorities. Our sales and marketing efforts have been and may continue to be impacted by geopolitical developments and other events beyond our control, including economic volatility and macroeconomic trends. Such events have resulted in increased price sensitivity on the part of certain current and prospective customers, and could negatively impact sales for certain of our premium-priced offerings.
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
If our security controls are breached or if unauthorized or inadvertent access to customer, employee or other confidential data is otherwise obtained, our software solutions may be perceived as insecure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
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
Our customers upload sensitive data to our platform, and data security is therefore a critical competitive factor in our industry. We make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials, providing assurances about the security of our platform, including descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission (the “FTC”), state and foreign regulators and private litigants. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.
Our increased focus on the development and use of agentic, generative, and other artificial intelligence and machine learning technologies (“AI/ML”) in our platform and our business, or any potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
We have incorporated and may continue to incorporate AI/ML solutions and features into our platform, such as agentic AI, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to effectively implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI, and general-purpose agents to address a broad range of business needs. We must effectively demonstrate to customers and prospects that our solutions and features are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI, and other emerging technologies. If we are unable to continue to innovate and demonstrate a compelling value proposition that exceeds what customers believe they can create on their own with AI/ML tools, and/or what ERPs are able to integrate directly in their offerings, our ability to attract and retain customers could be diminished, which would adversely affect our business. In addition, if our current and potential competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.
Additionally, our AI/ML solutions and features, including agentic AI, may expose us to claims, demands, and proceedings by private parties and regulatory authorities, and could subject us to legal liability or brand and reputational harm. For example, the AI/ML models that we use are trained using various data sets, and if our models are incorrectly designed, the data we use to train them is incomplete or inadequate, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI/ML solutions and features, as well as our reputation, could be adversely affected, or we could incur liability for the violation of contractual or regulatory obligations. Agentic AI introduces risks that are distinct from other types of AI, including the potential for agentic AI to operate in unexpected ways, act beyond their prescribed authorizations, or fail to align with our internal policies or applicable legal obligations. Errors or unintended actions taken by agentic AI could result in material financial impact, data breaches or incidents, contractual breaches, or regulatory non-compliance. Moreover, the use of AI/ML capabilities, including agentic AI or tools to improve internal functions and operations, may introduce other legal, financial, and strategic risks. We may overestimate the ability of such capabilities and tools to yield the anticipated benefits, and we may be required to make additional investments in technology and systems. In addition, the development, training, and operation of our AI/ML solutions and features require significant computing capacity, which we obtain primarily from our public cloud providers and other third parties. Global demand for this capacity has at times exceeded available supply, and we have experienced constraints on our access to it that have affected the timing and costs of certain product releases, although these constraints have not had a material impact on our business to date. If these constraints persist or worsen, we may need to delay or limit the introduction of certain new AI/ML solutions and features or pay higher prices to secure capacity, and to the extent we are unable to pass those costs on to our customers, our cost of revenue could increase and our gross margins and operating results could be adversely affected. We may also need to make changes to our business and operating model in light of changes in our industry, which could cause disruptions to our business. We have implemented policies, guidelines, and procedures specifically directed at the use of AI/ML tools in the workplace to address these risks, but the use of AI/ML tools by our workforce may nonetheless result in exposure of our proprietary information to unauthorized recipients, exposure to or misuse by unauthorized recipients of our or third-party data or intellectual property, or failure to comply with open source software requirements. Our efforts to mitigate these risks, including through training, monitoring, and enforcement of our policies, guidelines, and procedures governing the use of AI/ML tools may not be successful.
Furthermore, the legal, regulatory, and policy environments around AI/ML are evolving rapidly. For example, the EU AI Act (“AI Act”), which was approved by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, imposes obligations on providers and users of artificial intelligence technologies, and these obligations are being phased in over several years. The AI Act may impact the development and adoption of our AI/ML solutions in Europe. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI/ML technologies. Other countries also are contemplating laws regulating AI/ML technologies. We may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
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
We may not maintain profitability in future periods, or if we are profitable, we may not fully achieve our profitability targets. We may incur net losses attributable to BlackLine, Inc. Our reported GAAP profitability can fluctuate, and while we have generated positive free cash flow in recent periods, this metric may not be indicative of our future GAAP profitability. We had an accumulated deficit of $2.7 million at September 30, 2026. We expect our costs to increase in future periods as we continue to expend substantial financial and other resources on:
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At September 30, 2026, we had goodwill and intangible assets with a net book value of $523.9 million primarily related to acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may have a material negative impact on our operating results.
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
We manage our software solutions and serve most of our customers using a multi-cloud infrastructure hosted across GCP, Azure, and AWS, with regions and availability zones in North America, Europe, Asia-Pacific, and the Middle East. We rely on GCP to serve our Financial Close & Consolidation clients, which increases our reliance on this cloud provider. Additionally, we rely on Azure to serve Invoice-to-Cash customers, and we rely on AWS to serve our intercompany customers. We have experienced, and may continue to experience, occasional planned or unplanned downtime for our cloud-based software solutions, data loss, and potential service delays, all of which have impacted, and may in the future impact, our customers’ ability to use our solutions. Our Customer Data Platform is built on Snowflake for Financial Close & Consolidation, Invoice-to-Cash, and Intercompany solutions, allowing customers to access their data, reports, and integrations. We may also need to divert resources away from other important business operations, which could harm our business and growth.
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
If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity requires lead time. As we continue to restructure our data management plans, and increase our cloud hosting capacity, we have moved, and expect to continue to move or transfer in the future, our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities which may lead to, among other things, customer dissatisfaction and non-renewals. Our public cloud providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other providers. If we are required to transfer to other providers, we would incur significant costs and experience possible service interruption in connection with doing so.
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
We currently maintain offices and/or have personnel outside the U.S., including, without limitation, in Australia, Canada, France, Germany, India, Japan, Mexico, the Netherlands, Poland, Romania, Singapore, and the United Kingdom, and we intend to build out our international operations. In addition to our organic growth, we have also executed acquisitions and strategic transactions outside the U.S. as part of our ongoing international expansion strategy. We derived approximately 32% and 31% of our revenues from sales outside the U.S. during the nine months ended September 30, 2026 and 2025, respectively. Any international expansion efforts that we may undertake, including acquisitions of businesses outside the U.S., may not be successful.
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
Globally, virtually every jurisdiction in which we operate has established its own frameworks governing privacy, data protection, cybersecurity, and cloud offerings generally with which we, and/or our customers, must comply. These laws and regulations often are more restrictive than those in the U.S. Regulatory developments in these countries may require us to modify our policies, procedures, and data processing measures in order to address requirements under these or other applicable privacy, data protection, or cybersecurity regimes, and we may face claims, litigation, investigations, or other proceedings regarding them, initiated by private parties and governmental authorities, and may incur related liabilities, expenses, costs, and operational losses. Our compliance efforts are further complicated by the fact that laws and regulations relating to privacy, data protection, cybersecurity, and cloud offerings generally around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. For example, the European Union’s Data Act (“EU Data Act”), which became applicable on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and government access to, non-personal data outside the EEA. Depending on how the EU Data Act is implemented and interpreted, we may be required to adjust contract terms and technical measures for data portability in order to comply. These changes may result in additional compliance and operational costs, which may affect our business.
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
Changes in laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverses their networks have been implemented in many countries, including across the EU. Furthermore, favorable laws may change, including for example, in the U.S. where net neutrality regulations have been repealed and federal court challenges to reinstatement have been unsuccessful. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.
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
Any changes in the U.S. or global taxation of our activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. For example, the Inflation Reduction Act includes, among other provisions, an alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock buybacks. On July 4, 2025, H.R. 1, also known as the “One Big Beautiful Bill Act,” was enacted into law, making a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. Further, California has recently amended its sales tax law to subject certain retail sales of digital prewritten software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products and similarly, may increase the costs to us of purchasing software products we use in our business. In addition, the Organization for

Economic Cooperation and Development (the “OECD”) has proposed a global minimum tax of 15% (“Pillar 2”), which has been adopted by or is being considered by EU member states and certain other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar 2 for fiscal years beginning on or after January 1, 2026, but does not provide an exemption from the “qualified domestic minimum top-up taxes,” which many countries have enacted or have begun enacting laws based on Pillar 2 proposals. The safe harbor must be adopted into the domestic laws of the relevant jurisdictions and the timing and the degree of adoption may vary by jurisdiction. These and other proposed or implemented changes in the U.S. and global taxation could adversely impact our financial position and results of operations.
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
Risks Related to Our Outstanding Convertible Senior Notes
Servicing our 1.00% Convertible Senior Notes due in 2029 (the “2029 Notes”) may require a significant amount of cash and we may not have sufficient cash to settle conversions of the 2029 Notes in cash, to repurchase the 2029 Notes upon a fundamental change, or to repay the principal amount of the 2029 Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Notes.
At September 30, 2026, we had $675.0 million aggregate principal amount of the 2029 Notes outstanding.
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
In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled under the indenture governing the 2029 Notes to convert the 2029 Notes at any time during the specified periods at their option. At September 30, 2026, the conditional conversion feature of the 2029 Notes was not triggered. If the conditional conversion feature of the 2029 Notes is triggered and one or more holders elects to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to stockholder lawsuits, litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources, and cause investor perceptions to be adversely affected and potentially result in restatement of our financial statements for prior periods and a decline in the market price of our stock.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of common stock during the quarter ended September 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Retired(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(1)
July 1 - 31, 2026	252	$29.67	252	$172,202
August 1 - 31, 2026	478	$30.89	478	$257,450
September 1 - 30, 2026	577	$29.21	577	$240,581
Total	1,307		1,307
(1) Under the Company’s stock repurchase program, which authorizes the periodic repurchase of its common stock, the Board approved two $100 million increases, on March 13, 2026 and July 31, 2026, raising the total authorization from $400 million to $500 million, and subsequently to $600 million. The repurchase program has no expiration date and may be suspended or discontinued at any time.
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
Item 5.    Other Information
No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended September 30, 2026.
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
Date: November 6, 2026

By:	/s/ Patrick Villanova
Patrick Villanova
Chief Financial Officer
(Principal Financial Officer)
Date: November 6, 2026